Form 10-Q
period 2006-09-30
Alon USA Energy, Inc.
filed 2006-11-14
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2006 was 46,806,443.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,913	$136,820
Short-term investments	—	185,320
Accounts and other receivables, net	243,834	89,529
Inventories	276,772	79,181
Prepaid expenses and other current assets	13,305	6,264

Total current assets	577,824	497,114

Investment in subsidiaries	38,869	22,754
Property, plant and equipment, net	762,677	211,410
Other assets	96,358	27,502

Total assets	$1,475,728	$758,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,069	$157,076
Accrued liabilities	56,254	48,128
Current portion of deferred gain on disposition of assets	10,400	11,427
Current portion of long-term debt	14,929	4,487

Total current liabilities	331,652	221,118

Other non-current liabilities	50,110	18,345
Deferred gain on disposition of assets	45,061	52,433
Long-term debt	494,364	127,903
Deferred income tax liability	270,789	52,422

Total liabilities	1,191,976	472,221

Commitments and contingencies (note 15)
Minority interest in subsidiaries	8,428	7,066

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,806,443 and 46,809,857 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	468	468
Additional paid-in capital	181,494	181,108
Accumulated other comprehensive loss, net of income tax	(2,596)	(2,596)
Retained earnings	95,958	100,513

Total stockholders’ equity	275,324	279,493

Total liabilities and stockholders’ equity	$1,475,728	$758,780

The accompanying footnotes are an integral part of these financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except earnings and cash dividends per share)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,020,887	$648,135	$2,277,850	$1,646,475
Operating costs and expenses:
Cost of sales	881,998	565,820	1,936,514	1,415,421
Direct operating expenses	35,579	24,550	81,014	63,259
Selling, general and administrative expenses	24,298	16,083	62,105	51,731
Depreciation and amortization	9,551	5,470	20,482	15,322

Total operating costs and expenses	951,426	611,923	2,100,115	1,545,733

Gain on disposition of assets	2,304	8,020	59,969	37,243

Operating income	71,765	44,232	237,704	137,985
Interest expense	(9,755)	(4,827)	(20,151)	(14,579)
Equity earnings in subsidiaries	1,422	321	2,175	733
Other income, net	2,147	1,269	6,248	2,349

Income before income tax expense and minority interest in income of subsidiaries	65,579	40,995	225,976	126,488
Income tax expense	25,219	16,225	83,352	48,234

Income before minority interest in income of subsidiaries	40,360	24,770	142,624	78,254
Minority interest in income of subsidiaries	2,217	382	7,226	3,948

Net income	$38,143	$24,388	$135,398	$74,306

Earnings per share	$0.82	$0.57	$2.90	$1.98

Weighted average shares outstanding	46,736,967	42,821,120	46,733,699	37,607,787

Cash dividends per share	$2.54	$1.96	$2.99	$1.96

The accompanying footnotes are an integral part of these financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$135,398	$74,306
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,482	15,322
Stock compensation	2,123	1,693
Deferred income tax expense	22,658	14,599
Minority interest in income of subsidiaries	7,226	3,948
Equity earnings in subsidiaries (net of dividends)	(375)	—
Gain on disposition of assets	(59,969)	(37,243)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(48,300)	(43,355)
Inventories	7,576	(18,414)
Prepaid expenses and other current assets	12,559	(5,069)
Other assets	14,984	2,331
Accounts payable	(14,042)	35,704
Accrued liabilities	(21,334)	(7,889)
Other non-current liabilities	9,442	(3,451)

Net cash provided by operating activities	88,428	32,482

Cash flows from investing activities:
Capital expenditures	(27,378)	(17,568)
Turnaround and chemical catalyst expenditures	(2,990)	(11,371)
Proceeds from disposition of assets, net	68,000	118,000
Acquisition of assets from Good Time Stores	(27,024)	—
Acquisition of Paramount Petroleum stock	(504,381)	—
Acquisition of assets from Edgington Oil Company	(92,976)	—
Sale (purchase) of short-term investments, net	185,320	(29,675)
Dividends from investment in HEP (net of equity earnings)	—	322
Minority interest shares purchased	(186)	(5,098)

Net cash (used in) provided by investing activities	(401,615)	54,610

Cash flows from financing activities:
Payments received for shares issued, net	—	172,287
Dividends paid to minority interest stockholders	(7,863)	(6,134)
Dividends paid to stockholders	(139,953)	(68,479)
Deferred debt issuance costs	(8,807)	—
Revolving credit facility, net	8,134	—
Additions to long-term debt	500,000	2,936
Payments on long-term debt	(131,231)	(57,765)

Net cash provided by financing activities	220,280	42,845

Net change in cash and cash equivalents	(92,907)	129,937
Cash and cash equivalents, beginning of period	136,820	63,357

Cash and cash equivalents, end of period	$43,913	$193,294

Supplemental cash flow information:
Cash paid for interest	$12,096	$13,283

Cash paid for income tax	$51,172	$21,467

Non-cash activities:
Investing activity – receipt of Class B HEP subordinated units as proceeds from disposition of assets	$—	$30,000

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
          Sulfur credits purchased to meet federal gasoline sulfur regulations are recorded in inventory at the lower of cost or market. Cost is computed on an average cost basis. Purchased sulfur credits are removed from inventory and charged to cost of sales in the consolidated statements of operations as they are utilized. Sales of excess sulfur credits are recognized in earnings and included in net sales in the consolidated statements of operations.
          (c) New Accounting Standards
          Effective January 1, 2006, Alon adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires use of the fair-value based method and expensing of stock options and other share-based compensation payments to employees, net of estimated forfeitures, over the requisite service period and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro-forma disclosure only. As a private company, Alon used the minimum value method of measuring equity share options for pro-forma disclosure purposes under SFAS No. 123. Accordingly, Alon applied

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
SFAS No. 123R prospectively to new awards and to awards modified, repurchased or forfeited after January 1, 2006. Alon applied the modified prospective transition method to any unvested stock-based awards issued after its initial public offering (“IPO”). The adoption of SFAS No. 123R did not have a significant effect on Alon’s financial position or results of operations.
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
          During September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition of the funded status of the plans, measured as of the fiscal year end. Alon is required to adopt the recognition provision prospectively as of the end of 2006. Alon currently uses the required measurement date. Adopting this statement will increase the accumulated other comprehensive loss. Alon is currently assessing the impact on the consolidated financial statements. The adoption of this statement as of December 31, 2005, would have increased accumulated other comprehensive loss, net of income tax by approximately $5,000.
          SEC Staff Guidance – Qualifying Financial Statement Misstatements. During September 2006, the SEC Staff issued Staff Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. Alon is not currently aware of any impact Staff Accounting Bulletin No. 108 will have on the consolidated financial statements; however, Alon plans to adopt the interpretation during the fourth quarter of 2006.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (2) Acquisitions
          Good Time Stores Acquisition
          On July 3, 2006, Alon completed the purchase of 40 retail stores from Good Time Stores in El Paso, Texas. The purchase price for the 40 stores acquired was $27,024 in cash, including $2,349 for inventories and assumption of certain lease obligations. This acquisition gives Alon a leading market share in El Paso and is consistent with Alon’s strategy of strengthening its integrated marketing sector.
          In conjunction with the Good Time Stores acquisition, Alon, through a wholly-owned subsidiary, completed a draw down of $50,000 under a new credit agreement dated June 6, 2006. Of this $50,000, $19,800 was used to finance the acquisition and $30,200 was used to refinance existing retail segment debt.
          The purchase price has been preliminarily allocated as set forth below based on estimated fair values of the assets acquired and the goodwill assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations.

Cash paid	$26,043
Transaction costs	981

Total Purchase Price	$27,024

          As of July 3, 2006 the balance sheet was affected as follows:

Inventories	$2,349
Property, plant and equipment	5,014
Intangible assets	4,000
Goodwill	15,661

Total Purchase Price	$27,024

          Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Alon’s expected discounted future value of cash flows and additional scale were the primary factors contributing to the recognition of goodwill.
          Paramount Acquisition
          On August 4, 2006, Alon completed the purchase of the stock of Paramount Petroleum Corporation (“Paramount”), an independent refiner of petroleum products. Paramount’s assets include refineries, located in Paramount, California, and Portland, Oregon with a refining capacity of 66,000 barrels of heavy crude oil per day. In addition, Paramount owns petroleum product tank farms and seven asphalt terminals located in Seattle, Washington; Elk Grove and Mojave, California; Phoenix, Fredonia, and Flagstaff, Arizona; and Fernley, Nevada (50% interest) and a 50% interest in Wright Asphalt Products Company, which specializes in patented tire rubber modified asphalt products.
          The final purchase price for Paramount is pending settlement of certain post closing adjustments. The purchase price has been preliminarily allocated based on estimated fair values of the assets acquired and the liabilities assumed at the July 31, 2006 effective date of the acquisition, pending the completion of an independent appraisal and other evaluations and settlement of certain post closing adjustments.

Cash paid, less unrestricted cash acquired	$501,056
Transaction costs	3,325

Total Purchase Price	$504,381

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Based on the preliminary allocation, Paramount’s balance sheet as of July 31, 2006 was as follows:

Current assets, net of unrestricted cash acquired	$301,537
Property, plant and equipment	495,064
Deferred charges and other assets	11,203
Equity investment in subsidiaries	15,836
Goodwill	33,333
Current liabilities, excluding debt	(135,817)
Deferred income tax liability	(194,138)
Other liabilities	(22,637)

Total Purchase Price	$504,381

          Alon retired all of the Paramount debt at the closing of the acquisition.
          Unaudited Pro Forma Financial Information
          The consolidated statements of operations include the results of the Paramount acquisition commencing on August 1, 2006. The following unaudited pro forma financial information assumes:
•	The acquisition of Paramount occurred on January 1, 2005;

•	$400,000 of term debt was incurred to fund the Paramount acquisition on January 1, 2005 and existing Paramount debt was repaid on this date; and

•	Depreciation expense was higher beginning January 1, 2005 for the higher estimated asset values as of that date.
          The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,149,819	$949,218	$3,138,100	$2,420,375
Operating income	60,853	42,533	247,256	138,134
Net income	30,026	19,030	131,422	61,578
Earnings per share	$0.64	$0.44	$2.81	$1.64
          Edgington Acquisition
          On September 28, 2006, Alon completed the acquisition of Edgington Oil Company (“Edgington”), a heavy crude oil refining company located in Long Beach, California. The acquisition included Edgington’s topping refinery with a nameplate capacity of approximately 40,000 bpd of crude oil. Total consideration for the acquisition consisted of $92,976 in cash, including $34,405 for the value of certain inventories at closing. The purchase of Edgington has no impact on the third quarter results for Alon.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The purchase price has been preliminarily allocated as set forth below based on estimated fair values of the assets at the date of acquisition, pending the completion of an independent appraisal and other evaluations.

Cash paid	$92,405
Transaction costs	571

Total Purchase Price	$92,976

          The balance sheet as of September 28, 2006 is as follows:

Current assets, net of unrestricted cash acquired	$1,000
Inventories	34,405
Property, plant and equipment	57,571

Total Purchase Price	$92,976

          The Paramount and Edgington acquisitions are consistent with Alon’s general business strategy of increasing cash flows and earnings through the acquisition of assets or businesses that are logical extensions of its existing assets or businesses. The addition of Paramount and Edgington assets has also increased the geographic diversity of Alon’s Refining and Marketing, and Asphalt segment networks by allowing Alon to expand throughout the Southwest region and up the West Coast of the United States. With the addition of the Paramount and Edgington refineries, Alon believes it has diversified the risks associated with being a single asset refinery. Alon intends to apply its experience of increasing reliability, capacity and yields at its Big Spring refinery to the newly-acquired assets in order to maximize the return on investments. These acquisitions have more than doubled the crude oil processing capacity of Alon from 70,000 barrels per day to approximately 170,000 barrels per day and will allow Alon to process heavy crude oils. The acquisitions will give Alon exposure to the West Coast refining margins.
     (3) Sale of Amdel and White Oil Pipelines
          On March 1, 2006, Alon sold its Amdel and White Oil pipelines, which had been inactive since December 2002, to an affiliate of Sunoco Logistics Partners L.P. (“Sunoco”) for total consideration of approximately $68,000. In conjunction with this transaction, Alon entered into a 10-year pipeline Throughput and Deficiency Agreement with options to extend the agreement by four additional 30-month periods. The Throughput and Deficiency Agreement will allow Alon to maintain its physically integrated system by retaining crude oil transportation rights in the pipelines from the Gulf Coast. Pursuant to the Throughput and Deficiency Agreement, Alon has agreed to ship, starting June 1, 2006, a minimum of 15,000 bpd in the pipelines during the term of the agreement. Alon recognized a $52,500 pre-tax gain on disposition of assets in connection with this transaction in the first quarter of 2006.
     (4) Segment Data
          Following the completion of the Paramount and Edgington acquisitions, Alon commenced reporting its operating results in three operating segments: (i) Refining and Marketing (ii) Asphalt and (iii) Retail. These operating segments adhere to the accounting policies used for Alon’s consolidated financial statements as described in Note 1. All previous periods have been reclassified to consistently present the three operating segments. The reportable operating segments are strategic business units that offer different products and services. The segments are managed separately as each segment requires unique technology, marketing strategies and distinct operational emphasis. Each operating segment’s performance is evaluated primarily based on operating income.
          (a) Refining and Marketing Segment
          The refining and marketing segment includes three sour and heavy crude oil refineries in Big Spring, Texas and Paramount and Long Beach, California, and Alon’s related crude oil and refined products pipeline systems and refined products terminating operations. Alon completed the acquisition of Edgington on September 28, 2006. The purchase of Edgington has no impact on the third quarter results for Alon. Alon’s refineries produce petroleum

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products. In addition, finished products are acquired through exchange agreements and third-party suppliers. Alon primarily markets gasoline and diesel under the FINA brand name, through a network of approximately 1,250 locations. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties.
          (b) Asphalt Segment
          Alon’s asphalt segment markets asphalt produced at Alon’s three refineries in the refining and marketing segment and at Alon’s fourth refinery in Portland, Oregon, which is included in the asphalt segment. The Portland, Oregon refinery is an asphalt topping refinery with approximately 70% of its production sold as asphalt products. Asphalt produced by the refining and marketing segment is transferred to the asphalt segment at wholesale market prices. Alon’s asphalt segment markets asphalt through twelve refinery/terminal locations in Big Spring, Texas; Paramount, Long Beach, Elk Grove, Bakersfield; and Mojave, California; Portland, Oregon; Seattle, Washington; Fernley, Nevada; and Phoenix, Flagstaff, and Fredonia, Arizona. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance graded asphalts, emulsions and cutbacks.
          (c) Retail Segment
          Alon’s retail segment operates 207 owned and leased 7-Eleven branded convenience store sites operating primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public under the 7-Eleven and FINA brand names.
          (d) Corporate
          Operations that are not included in one of the other three segments are included in the category Corporate. These operations consist primarily of corporate headquarter operating and depreciation expenses.
          Segment data of and for the three-month and nine-month period ended September 30, 2006 and 2005 are presented below.

	Refining and				Consolidated
Three Months ended September 30, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$753,834	$162,187	$104,866	$—	$1,020,887
Intersegment sales/purchases	51,329	(8,711)	(42,618)	—	—
Depreciation and amortization	6,954	334	1,927	336	9,551
Operating income (loss)	66,328	5,097	798	(458)	71,765
Total assets	1,105,564	260,825	96,116	13,223	1,475,728
Turnaround, chemical catalyst and capital expenditures	2,208	1,032	953	85	4,278

	Refining and				Consolidated
Three Months ended September 30, 2005	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$522,013	$36,658	$89,464	$—	$648,135
Intersegment sales/purchases	41,816	—	(41,816)	—	—
Depreciation and amortization	3,850	56	1,087	477	5,470
Operating income (loss)	48,681	(6,036)	2,191	(604)	44,232
Total assets	597,303	22,155	72,188	12,137	703,783
Turnaround, chemical catalyst and capital expenditures	740	44	873	42	1,699

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Refining and				Consolidated
Nine Months ended September 30, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$1,790,686	$222,868	$264,296	$—	$2,277,850
Intersegment sales/purchases	121,803	(8,711)	(113,092)	—	—
Depreciation and amortization	14,478	456	4,191	1,357	20,482
Operating income (loss)	234,635	2,709	2,061	(1,701)	237,704
Total assets	1,105,564	260,825	96,116	13,223	1,475,728
Turnaround, chemical catalyst and capital expenditures	25,680	1,400	3,127	161	30,368

	Refining and				Consolidated
Nine Months ended September 30, 2005	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$1,319,595	$76,336	$250,544	$—	$1,646,475
Intersegment sales/purchases	114,307	(43)	(114,264)	—	—
Depreciation and amortization	10,629	77	3,190	1,426	15,322
Operating income (loss)	144,829	(8,017)	2,982	(1,809)	137,985
Total assets	597,303	22,155	72,188	12,137	703,783
Turnaround, chemical catalyst and capital expenditures	25,664	170	2,903	202	28,939
          Operating income for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, depreciation and amortization and gain on disposition of assets. Sales between segments are transferred at current market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of property, plant and equipment, net of accumulated depreciation; investment in subsidiaries; inventories; accounts receivables; short-term investments; cash and cash equivalents; and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment, net of accumulated depreciation.
     (5) Cash, Cash Equivalents and Short-Term Investments
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
          For the nine months ended September 30, 2006, significant transactions affecting Alon’s cash balance included Alon’s January 19, 2006 payment of approximately $100,000 in satisfaction of its outstanding borrowings under the secured term loan agreement (see Note 11), Alon’s sale of its Amdel and White Oil pipelines for total consideration of approximately $68,000 (see Note 3) and acquisitions in total of approximately $154,381, net of $470,000 borrowed (see Note 2). Alon has paid dividends of $147,816 in 2006.
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
     Alon occasionally uses crude oil and refined product commodity derivative contracts to reduce financial exposure related to price changes on anticipated transactions. Crude oil and refined product forward contracts are used to facilitate the supply of crude oil to the refineries and the sale of refined products while managing price exposure.
     At September 30, 2006, Alon held net forward contracts for purchases of 25,000 barrels of refined products at an average price of $78.42 per barrel with a total contract fair market value (“FMV”) of $1,901. Alon also held net forward contracts for purchases of 35,600 barrels of asphalt products at an average price of $63.33 per barrel with a FMV of $2,328. During the same period Alon also held net forward contracts of sales of 11,750 barrels of crude oil at an average price of $62.44 per barrel with a FMV of $599. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts were recorded at FMV and an unrealized gain of $148 was recorded as an adjustment to net sales in the consolidated statements of operations for the quarter ended September 30, 2006.
     At September 30, 2005, Alon held net forward contracts for purchases of 85,000 barrels of refined products at an average price of $126.29 per barrel with a total contract FMV of $9,031. These derivatives were not designated as hedges for accounting purposes. Accordingly, the derivatives were recorded at FMV and a net unrealized loss of $1,704 was recorded as an adjustment to net sales in the consolidated statements of operations for the quarter ended September 30, 2005.
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all commodity derivative contracts are recorded at fair value and any changes in fair value between periods are recorded in the consolidated statements of operations.
(7) Inventories
     Inventories for Alon are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method for crude oil, refined products, asphalt and blendstock inventories. Materials and supplies are stated at average cost. Cost for convenience store fuel inventories is determined under the first-in, first-out method (“FIFO”) and cost for the convenience store merchandise inventories is determined under the retail inventory method at FIFO.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     Carrying value of inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Crude oil, refined products, asphalt and blendstocks	$251,185	$57,822
Materials and supplies	6,232	5,880
Store merchandise	15,444	12,977
Store fuel	3,911	2,502

Total inventories	$276,772	$79,181

     Market values exceeded LIFO costs by $42,788 and $52,198 at September 30, 2006 and December 31, 2005, respectively.
     In determining the carrying amount of Alon’s inventories as of September 30, 2006, Alon recorded a charge of approximately $10,600 to “cost of sales” resulting from the difference between the fair market value recorded for the inventories acquired in the Paramount acquisition under purchase accounting and the amounts required to be recorded in applying Alon’s LIFO accounting policy.
(8) Property, Plant and Equipment, net
     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
Refining facilities	$713,884	$171,346
Pipelines and terminals	40,000	27,237
Retail	72,231	63,486
Other	10,674	10,691

Property, plant and equipment, gross	836,789	272,760
Less accumulated depreciation	(74,112)	(61,350)

Property, plant and equipment, net	$762,677	$211,410

     On March 1, 2006, Alon sold its Amdel and White Oil pipelines to an affiliate of Sunoco (see Note 3).
     On July 3, 2006, Alon purchased assets from Good Time Stores. On August 4, 2006, Alon purchased the stock of Paramount Petroleum Corporation. On September 28, 2006, Alon purchased assets from Edgington Oil Company (see Note 2).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(9) Other Assets
     Other assets consisted of the following:

	September 30,	December 31,
	2006	2005
Deferred turnaround and chemical catalyst expenditures	$16,706	$9,865
Environmental receivables	12,476	3,257
Deferred debt issuance costs	8,722	6,529
Goodwill	48,994	—
Intangible assets	4,000	—
Other	5,460	7,851

Total other assets	$96,358	$27,502

(10) Employee and Postretirement Benefits
     Alon has two defined benefit pension plans covering substantially all of its refining and marketing segment employees, excluding West Coast employees. Alon’s policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Alon’s anticipated contributions to its pension plans during 2006 have not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2005. For the nine months ended September 30, 2006 and 2005, Alon contributed $1,180 and $1,148, respectively, to its qualified pension plan.
     The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$478	$382	$1,434	$1,075
Interest cost	608	535	1,824	1,492
Expected return on plan assets	(592)	(414)	(1,778)	(1,241)
Amortization of net loss	82	181	248	513

Net periodic benefit cost	$576	$684	$1,728	$1,839

(11) Long-Term Debt
     (a) Revolving Credit Facility
     On February 15, 2006, Alon entered into an amended revolving credit agreement with its lenders. The total commitment under the facility was increased from $141,600 to $240,000 and is available for, among other things, working capital, acquisitions and general corporate purposes. The initial size of the facility is $160,000 with options to increase the size to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity through its subsidiaries that are parties to this agreement.
     Under this amended facility, the term was extended through January 2010; existing borrowing costs and letter of credit fees were reduced; most covenants were eased; limitations on incurrence of debt, distribution of dividends or investment activities were substantially lessened absent existing or resulting default; and the retail subsidiaries were excluded from the facility. The facility is secured by a first lien on cash, accounts receivables, inventories and related assets. All fixed assets previously securing the facility were released in connection with the

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
February 2006 amendment, but Alon provided a second lien on its fixed assets, excluding assets held by Paramount, under this facility concurrently with the funding of the Credit Suisse term loan described below.
     Amounts borrowed under the revolving credit facility accrue interest at the Eurodollar rate plus 1.5% per annum.
     No borrowings were outstanding under the revolving credit facility at September 30, 2006 and December 31, 2005. As of September 30, 2006 and December 31, 2005, there were $75,383 and $131,727, respectively, of outstanding letters of credit under the revolving credit facility.
     (b) Debt Repayments
     On January 19, 2006, Alon made a payment of approximately $103,900 in satisfaction of its outstanding borrowings under its secured term loan agreement, including applicable accrued interest and prepayment premiums, with available cash on hand. $100,000 represented a voluntary prepayment of the outstanding principal under the term loan agreement, approximately $3,000 represented a prepayment premium and $900 represented accrued and unpaid interest on the principal balance. The $3,000 prepayment premium and $3,894 of unamortized debt issuance costs are included as interest expense in Alon’s consolidated statements of operations for the nine months ended September 30, 2006.
     On July 3, 2006, Alon made a payment of approximately $30,200 in satisfaction of its outstanding borrowings under retail mortgages and equipment loans, including approximately $600 in prepayment premiums. Additionally, $2,197 of unamortized debt issuance costs are included as interest expense in Alon’s consolidated statements of operations for the three and nine months ended September 30, 2006.
     (c) Wachovia
     On June 6, 2006, Southwest Convenience Stores, LLC, a wholly-owned subsidiary of the Company (“SCS”) entered into a Credit Agreement (the “Wachovia Credit Facility”) by and among SCS, as borrower, and Wachovia Bank. Borrowings under the Wachovia Credit Facility are available in the form of (i) a term loan commitment in an aggregate principal amount of $30,000 maturing on June 30, 2016, and (ii) a revolving credit commitment (available in the form of revolving loans and letters of credit) in an aggregate principal amount of $20,000 maturing on June 30, 2009. Revolving loans may be converted by SCS at any time to a term loan maturing on the tenth anniversary of conversion. At the request of SCS, the revolving credit commitment may be increased by an amount not to exceed $10,000. The aggregate amount of the lenders’ commitments under the entire Wachovia Credit Facility may not exceed $60,000. On July 3, 2006, SCS borrowed $50,000 of which $30,200 was used to refinance existing debt and approximately $19,800 was used to finance the acquisition of Good Time Stores. At September 30, 2006, the outstanding balances were $30,000 in the form of a term loan and $20,000 in the form of a revolving loan.
     Borrowings under the Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments of term loan borrowings under this credit facility are being paid in monthly installments based on a 15 year amortization term.
     Obligations under the Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon’s wholly-owned subsidiaries Alon USA Interests, LLC and all of the subsidiaries of SCS. The obligations under the Wachovia Credit Facility are secured by a pledge of substantially all of the assets of SCS and its subsidiaries, including cash, accounts receivable and inventory.
     The Wachovia Credit Facility includes a financial covenant that requires SCS to maintain a ratio of total consolidated EBITDA less income tax expense in cash to total consolidated scheduled principal payments of indebtedness plus interest expense, as of the end of each fiscal year, of not less than 1.25 to 1.0. Compliance with this covenant is determined in the manner specified in the documentation governing the credit facility. Consolidated EBITDA under the Wachovia Credit Facility represents net income plus depreciation, amortization, taxes, interest expense and minority interest less gain on disposition of assets.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     The Wachovia Credit Facility contains customary restrictive covenants on the activities of SCS and its subsidiaries, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments.
     (d) Credit Suisse
     On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. At September 30, 2006, the loan rate was Eurodollar plus 2.25%. Principal payments of 1% per annum are to be paid in quarterly installments beginning September 30, 2006. At September 30, 2006, the outstanding balance was $450,000.
     The borrowings under the Credit Suisse Credit Facility bear interest at the range of Eurodollar rate plus 2.50% to the Eurodollar rate plus 1.75% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on Alon’s cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon and its subsidiaries.
     Alon may, from time to time, request an additional $100,000 of term loans under the Credit Suisse Credit Facility provided that the sum of the incremental loans and the then outstanding loans under the Credit Suisse Credit Facility does not exceed $550,000.
     Alon may prepay at any time a portion or all of the outstanding loan balance under the Credit Suisse Credit Facility with no prepayment premium.
     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any financial maintenance covenants.
     (e) Revolving Credit Facility — Paramount
     Paramount has a Revolving Credit Agreement (the “Paramount Credit Facility”) with a group of financial institutions, which is secured by the assets of Paramount. The Paramount Credit Facility expires on January 15, 2007. On July 26, 2005, the Paramount Credit Facility was amended and restated to increase the available borrowings up to $190,000, and was further amended and restated on June 22, 2006 to increase the available borrowings up to $215,000, consisting of revolving loans and letters of credit. Amounts borrowed under the Paramount Credit Facility accrue interest at the Eurodollar plus 2.5%. The borrowings outstanding under the Paramount Credit Facility at September 30, 2006 were $8,134 and outstanding letters of credit were $125,748.
     Paramount is required to comply with certain restrictive covenants related to working capital and operations under the Paramount Credit Facility as well as financial covenants relating to the current ratio, tangible net worth and a debt service coverage ratio.
(12) Stock Based Compensation
     Alon has two employee incentive compensation plans, (i) the 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (a) 2005 Incentive Compensation Plan (share value in dollars)
     The 2005 Incentive Compensation Plan is a component of Alon’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted stock grants discussed below, there have been no other awards granted under the 2005 Incentive Compensation Plan.
     In August 2005, Alon granted awards of 10,791 shares of restricted stock and in November 2005 Alon granted an award of 12,500 shares of restricted stock, in each case to certain directors, officers and key employees in connection with Alon’s IPO in July 2005. The participants were allowed to acquire shares at a discounted price of $12.00 per share with a grant date fair value of $16.00 per share for the August 2005 awards and $20.42 per share for the November 2005 award. In November 2005, Alon granted awards of 52,672 shares of restricted stock to certain officers and key employees with a grant date fair value of $20.42 per share. Non-employee directors are awarded an annual grant of Alon’s common stock valued at $25. In August 2005, 2,774 shares of restricted stock were awarded to Alon’s non-employee directors with a grant date fair value of $18.03 per share. In May 2006, 2,253 shares of restricted stock were awarded to non-employee directors with a grant date fair value of $33.29 per share. Additionally, restricted shares of 5,667 were forfeited and 2,833 shares were accelerated to vest from the November 2005 issuance. All restricted shares granted under the Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
     Compensation expense for the restricted stock grants amounted to $386 for the nine months ended September 30, 2006. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2006	78,737	$19.73
Granted	2,253	33.29
Vested	(2,833)	20.42
Forfeited	(5,667)	20.42

Nonvested at September 30, 2006	72,490	$20.07

     As of September 30, 2006, there was $460 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     (b) 2000 Incentive Stock Compensation Plan
     On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted an Incentive Stock Compensation Plan pursuant to which Alon’s Board of Directors could grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $1,778 and $1,531 for the nine months ended September 30, 2006 and 2005, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2004	12,217	$100	4,587	$100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100
Forfeited and expired	(1,733)	100	(650)	100

Outstanding at December 31, 2004	9,272	100	3,482	100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100

Outstanding at December 31, 2005	8,060	100	3,027	100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100

Outstanding at September 30, 2006	6,848	$100	2,572	$100

(13) Stockholders’ Equity (per share in dollars)
     Common Stock Dividends
     On March 21, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $0.37 per share on Alon’s common stock to stockholders of record at the close of business on March 1, 2006. In connection with Alon’s cash dividend payment to stockholders on March 21, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of approximately $1,078. On June 14, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on June 1, 2006. In connection with Alon’s cash dividend payment to stockholders on June 14, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of approximately $105. On September 14, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $2.50 per share on Alon’s common stock to stockholders of record at the close of business on September 1, 2006. In connection with Alon’s cash dividend payment to stockholders on September 14, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of approximately $6,680.
(14) Earnings Per Share (earnings per share in dollars)
     Basic earnings per share are calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$38,143	$24,388	$135,398	$74,306
Average number of shares of common stock outstanding	46,737	42,821	46,734	37,608
Effect of dilutive restricted shares	52	—	42	—

Average number of shares of common stock outstanding assuming dilution	46,789	42,821	46,776	37,608

Earnings per share – basic	$0.82	$0.57	$2.90	$1.98

Earnings per share – diluted	$0.82	$0.57	$2.89	$1.98

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(15) Commitments and Contingencies
     (a) Other Commitments
     In the normal course of business, Alon has long-term commitments to purchase services such as natural gas, electricity and water for use by its refineries, terminals, pipelines and retail locations. Alon is also party to various refined product and crude oil supply and exchange agreements. These agreements are short-term in nature or provide terms for cancellation.
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
     Alon had accrued environmental remediation obligations of $33,940 ($1,750 current payable and $32,190 non-current liability) at September 30, 2006 and $4,736 ($1,750 current payable and $2,986 non-current liability) at December 31, 2005. Alon’s environmental liability increased due to the assumption of environmental liabilities in connection with the Paramount acquisition on August 4, 2006. Paramount has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm, and as a result, has recorded $10,057 as a non-current receivable, which is presented in other assets at September 30, 2006. In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. Alon has recorded a current receivable of $1,750 and $2,419 as a non-current receivable at September 30, 2006.
(16) Subsequent Event
     On November 7, 2006, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on December 14, 2006 to stockholders of record at the close of business on December 1, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2005. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.
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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	the synergies and accretion to reported earnings estimated to result from our acquisitions of Paramount Petroleum Corporation (“Paramount”) and Edgington Oil Company (“Edgington”) may not be realized;
•	our ability to successfully integrate the operations and employees of Paramount and Edgington and the timing of such integration;
•	expected cost savings from the Paramount and Edgington acquisitions may not be fully realized or recognized within the expected time frame, and costs or expenses relating to the acquisitions may be higher than expected;
•	revenues or margins following the Paramount and Edgington acquisitions may be lower than expected;
•	changes in general economic conditions and capital markets;
•	changes in the underlying demand for our products;
•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;
•	changes in the sweet/sour and light/heavy crude oil spreads;
•	actions of customers and competitors;
•	changes in fuel and utility costs incurred by our facilities;
•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;
•	the execution of planned capital projects;
•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;
•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and
•	the other factors discussed in our annual report on Form 10-K for the year ended December 31, 2005 under the caption “Risk Factors.”
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
Company Overview
     We are an independent refiner and marketer of petroleum products operating primarily in the Southwestern and Western regions of the United States. We own and operate four sour and heavy crude oil refineries in Texas, California and Oregon, with crude oil throughput capacity of approximately 170,000 barrels per day. Our operating results for the three and nine months ended September 30, 2006 include two months of results for our Paramount, California and Portland, Oregon refineries. The purchase of Edgington has no impact on the third quarter results for Alon. Our business consists of three operating segments: (1) refining and marketing, (2) asphalt and (3) retail.
     Refining and Marketing Segment. Our refining and marketing segment includes three sour and heavy crude oil refineries in Big Spring, Texas; Paramount, California; and Long Beach, California. We refine and market petroleum products, including gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum products, primarily in the Southwestern, West Coast and South Central regions of the United States. Alon completed the acquisition of Edgington on September 28, 2006. The purchase of Edgington has no impact on the third quarter results for Alon.
     We market refined products produced at our Big Spring refinery in West Texas, Central Texas, Oklahoma, New Mexico and Arizona. We refer to this region as our physically integrated system because we supply our branded and unbranded distributors in this region with refined products produced at our Big Spring refinery and distributed through a network of product pipelines and terminals which we own or access through leases or long-term throughput agreements. We also market refined products in East Texas and Arkansas. We refer to our operations in this region as our non-integrated system because we supply our branded and unbranded distributors in this region with motor fuels obtained from third parties.
     We market gasoline, diesel, jet fuel and other petroleum products produced at our Paramount refinery on an unbranded basis to wholesale distributors, other refiners and other third parties. Our Edgington refinery in Long Beach, California currently does not produce finished gasoline, diesel or jet fuel products and sells unfinished and intermediates to other refineries.
     Asphalt Segment. Our asphalt segment markets asphalt produced at the three refineries in our refining and marketing segment as well as at our fourth refinery in Portland, Oregon, which is included in our asphalt segment. The Portland, Oregon refinery is an asphalt topping refinery with approximately 70 % of its production sold as asphalt products. Asphalt produced at our four refineries is sold by our asphalt segment through twelve refinery/terminal locations in Big Spring, Texas; Paramount, Long Beach, Elk Grove, Bakersfield, and Mojave, California; Portland, Oregon; Seattle, Washington; Fernley, Nevada; and Phoenix, Flagstaff, and Fredonia, Arizona. We market both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance graded asphalts, emulsions and cutbacks. We work closely with roofing manufacturers and the Department of Transportation in each state we serve to ensure that we produce asphalts that meet or exceed the specifications set out by each state and manufacturer we serve.
     Retail Segment. Our retail segment operates 207 owned and leased 7-Eleven branded convenience store sites operating primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public under the 7-Eleven and FINA brand names.
Third Quarter Overview
     Operational Highlights
     Continued favorable differentials between West Texas Intermediate (“WTI”) and West Texas Sour (“WTS”) crude oil and increased production at our Big Spring refinery during the third quarter of 2006 were offset by a decrease in the Gulf Coast 3/2/1 crack spreads. However, despite the decrease in Gulf Coast crack spreads, our Big Spring refinery operating margin increased during the three month period ended September 30, 2006 over the comparable period in 2005. Highlights for the third quarter of 2006 include:
•	Our average refinery operating margin for the Big Spring refinery increased by $1.73 per barrel to $14.78 per barrel for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Our average refinery operating margin increased $3.04 per barrel to $14.93 per barrel for the first nine months of 2006, compared to the first nine months of 2005.
•	Refinery production at our Big Spring refinery increased to 68,023 barrels per day (“bpd”) in the third quarter of 2006 compared to 66,747 bpd for the third quarter of 2005. Refinery production at our Big Spring refinery for the nine month period ended September 30, 2006 averaged 64,443 bpd compared to 61,875 bpd for the nine month period ended September 30, 2005.
•	The average sweet/sour spread for the three months ended September 30, 2006 was $4.44 per barrel compared to $4.09 per barrel for the three months ended September 30, 2005. The average sweet/sour spread for the first nine months of 2006 was $5.23 per barrel compared to $4.30 per barrel for the first nine months of 2005. The average light/heavy spread for the three months ended September 30, 2006 was $14.80 per barrel compared to $15.46 per barrel for the three months ended September 30, 2005. The average light/heavy spread for the first nine months of 2006 was $15.33 per barrel compared to $15.16 per barrel for the first nine months of 2005.
•	Our capital expenditures and turnaround spending for the three months ended September 30, 2006 totaled approximately $4.3 million. Our capital expenditures and turnaround spending for the nine months ended September 30, 2006 totaled approximately $30.4 million, of which approximately $12.0 million related to the ultra low sulfur diesel turnaround and $3.0 million was spent on a chemical catalyst.
•	On September 14, 2006, we paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $2.50 per share on our common stock to stockholders of record at the close of business on September 1, 2006. In conjunction with our special cash dividend payment to stockholders on September 14, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of approximately $6.7 million.
     Retail Convenience Stores Acquisition
     On July 3, 2006, we completed the purchase of 40 retail stores from Good Time Stores in El Paso, Texas. The purchase price for the 40 stores acquired was approximately $27 million in cash, including approximately $2 million for inventories and assumption of certain lease obligations. This acquisition gives Alon a leading market share in El Paso and is consistent with Alon’s strategy of strengthening its integrated marketing sector.
     In conjunction with the Good Time Stores acquisition, Alon, through a wholly-owned subsidiary, Southwest Convenience Stores, LLC (“SCS”), completed a draw down of $50 million under a new credit agreement dated June 6, 2006. Of this $50 million, $19.8 million was used to finance the acquisition and $30.2 million was used to refinance existing retail segment debt.

     Refinery Acquisitions
     Paramount Acquisition. On August 4, 2006, we completed the purchase of the stock of Paramount , an independent refiner of petroleum products. Paramount’s assets include refineries, located in Paramount, California, and Portland, Oregon with a refining capacity of 66,000 barrels of heavy crude oil per day, seven asphalt terminals located in Seattle, Washington; Elk Grove and Mojave, California; Phoenix, Fredonia and Flagstaff, Arizona; and Fernley, Nevada (50% interest), and a 50% interest in Wright Asphalt Products Company, which specializes in patented tire rubber modified asphalt products. Total consideration for the acquisition consisted of approximately $504 million including the retirement of all of the Paramount debt at closing of approximately $183 million and working capital of approximately $166 million.
     Edgington Acquisition. On September 28, 2006, we completed the acquisition of Edgington, a heavy crude oil refining company located in Long Beach, California. The acquisition included Edgington’s topping refinery with a nameplate capacity of approximately 40,000 bpd of crude oil. Total consideration for the acquisition consisted of approximately $93 million in cash, including approximately $34 million for the value of certain inventories at closing. The purchase of Edgington has no impact on our third quarter results.
Fourth Quarter 2006 Developments
     Crude Pipeline Arrangement
     We have agreed to a 15-year arrangement with Centurion Pipeline L.P. (“Centurion”) pursuant to which Centurion will provide us with pipeline capacity, and we will ship a minimum of 21,500 bpd of crude oil from Midland, Texas to our Big Spring refinery. Crude oil delivery began November 1, 2006.
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
     3/2/1 Crack Spread. In order to measure our operating performance, we compare our per barrel refinery operating margin to certain industry benchmarks, specifically the Gulf Coast Group III or mid-continent, and West Coast 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel.
     Sweet/Sour Spread. Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the values of WTI crude oil less the value of WTS crude oil. We refer to this differential as the sweet/sour spread. A widening of the sweet/sour spread can favorably influence our Big Spring refinery’s operating margin.
     Light/Heavy Spread. Our Paramount, Long Beach and Portland refineries are capable of processing substantial volumes of heavy crude oil, which has historically cost less than light crude oils. We measure the cost advantage of refining heavy crude oil by calculating the difference between the values of WTI crude oil less the value of Maya crude oil. We refer to this differential as the light/heavy spread. A widening of the light/heavy spread can favorably influence our West Coast refineries’ operating margins.

     Operating Costs. The results of operations from our refining and marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $4.20 and $10.63 per MMBTU in the first nine months of 2006. Over the first nine months of 2005, natural gas prices ranged between $5.79 and $14.20 per MMBTU. Typically, electricity prices fluctuate with natural gas prices.
     Seasonality. Demand for gasoline and asphalt products is generally higher during summer months than during winter months due to seasonal increases in highway traffic and road construction work. As a result, the operating results for our refining and marketing and asphalt segments for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The effects of seasonal demand for gasoline and asphalt are partially offset by seasonality in demand for diesel, which in our marketing region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
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
     Retail
     Our earnings and cash flows from our retail segment are primarily affected by the sales and margins of retail merchandise and the sales volumes and margins of motor fuels at our convenience stores. The gross margin of our retail merchandise is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts, measured as a percentage of total retail merchandise sales. Our retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to sales less the delivered cost of fuel and motor fuel taxes, measured on cents per gallon, or cpg, basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our retail sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
     Our financial condition and operating results over the three and nine months ended September 30, 2006 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
     Refinery Acquisitions. The financial information for the three and nine months ended September 30, 2006 includes the results of Paramount for two months of operations. The financial information for the comparable prior periods does not include the operations of Paramount. The purchase of Edgington on September 28, 2006 has no impact on the three and nine months ended September 30, 2006.
     Refinery Turnaround. In the second quarter of 2006, we successfully completed a scheduled turnaround at the Big Spring refinery that enabled the refinery to meet the new ultra low sulfur diesel standard of 15 parts per million (“ppm”) for a total investment of $17.5 million. The average refinery production was reduced during the second quarter of 2006 to 55,720 bpd, while work was completed to meet this new standard. The average refinery production during the second quarter of 2005 was 71,602 bpd.
     Increased Crude Oil Throughput Capacity. In the first quarter of 2005, we successfully completed a major turnaround at our Big Spring refinery. In connection with this turnaround, we expanded our crude oil throughput capacity from 62,000 bpd to 70,000 bpd. The resulting increased production and higher sales volumes should affect the comparability of operating results after the expansion to periods prior to the expansion. Average refinery production was 64,443 bpd for the first nine months of 2006 compared to 61,875 bpd for the first nine months of 2005.
     Amdel and White Oil Pipeline Transaction. In connection with the Amdel and White Oil transaction we recognized pre tax gain of $52.5 million in the nine months ended September 30, 2006. Gain on disposition of assets for the nine months ended September 30, 2005 included the $26.7 million initial pre-tax gain and four month’s recognition of deferred gain recorded in connection with the contribution of certain pipeline and terminal assets to HEP.
     Unscheduled Turnaround. In September 2005, we completed a reformer catalyst regeneration that had been previously planned for January 2006. As a result of the downtime associated with the regeneration, refinery throughput for the third quarter 2005 was approximately 66,747 bpd compared to 68,023 bpd for the third quarter of 2006.
     Hurricane Activity. The aftermath of Hurricanes Katrina and Rita in September 2005 resulted in the shutdown of approximately 25% of the refining capacity in the United States which greatly influenced the production and supply of both crude and refined products throughout the country. The average crack spread was extremely strong in the third quarter of 2005 as a result of this interruption. Gulf Coast 3/2/1 crack spreads averaged $17.13 per barrel for the third quarter of 2005 compared to $13.38 per barrel for the third quarter of 2006.
Results of Operations
     Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and marketing and asphalt segments and sales of merchandise, including food products and motor fuels, through our retail segment. For the refining and marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes. Net sales for our refining and marketing segment also include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Asphalt net sales consist of gross sales, net of discounts and applicable taxes. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including motor fuel taxes. For our petroleum products, net sales are mainly affected by refined product prices and volume changes caused by operations. Our merchandise sales are affected primarily by competition and seasonal influences.
     Cost of Sales. Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Asphalt cost of sales includes asphalt and asphalt blending materials. Retail cost of sales includes cost of sales for motor fuels and for merchandise. Motor fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated motor fuel taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions.
     Direct Operating Expenses. Direct operating expenses which relate to our refining and marketing and asphalt segments, include costs associated with the actual operations of our refinery, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred. All operating costs associated with our crude oil and product pipelines are considered to be transportation costs and are reflected as cost of sales.
     Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of costs relating to the operations of our convenience stores, including labor, utilities, maintenance and retail corporate overhead costs. Corporate overhead and marketing expenses for our refining and marketing and asphalt segments are also included in SG&A expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
     Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2006 and 2005. This date includes results and statistics from Paramount for the two months of August and September 2006. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands, except earnings and
	cash dividends per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,020,887	$648,135	$2,277,850	$1,646,475
Operating costs and expenses:
Cost of sales	881,998	565,820	1,936,514	1,415,421
Direct operating expenses	35,579	24,550	81,014	63,259
Selling, general and administrative expenses (1)	24,298	16,083	62,105	51,731
Depreciation and amortization (2)	9,551	5,470	20,482	15,322

Total operating costs and expenses	951,426	611,923	2,100,115	1,545,733

Gain on disposition of assets (3)	2,304	8,020	59,969	37,243

Operating income	71,765	44,232	237,704	137,985
Interest expense (4)	(9,755)	(4,827)	(20,151)	(14,579)
Equity earnings in subsidiaries	1,422	321	2,175	733
Other income, net	2,147	1,269	6,248	2,349

Income before income tax expense and minority interest in income of subsidiaries	65,579	40,995	225,976	126,488
Income tax expense	25,219	16,225	83,352	48,234

Income before minority interest in income of subsidiaries	40,360	24,770	142,624	78,254
Minority interest in income of subsidiaries	2,217	382	7,226	3,948

Net income	$38,143	$24,388	$135,398	$74,306

Earnings per share (5)	$0.82	$0.57	$2.90	$1.98

Weighted average shares outstanding (5)	46,736,967	42,821,120	46,733,699	37,607,787

Cash dividends per share	$2.54	$1.96	$2.99	$1.96

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$93,138	$(16,906)	$88,428	$32,482
Investing activities	(597,223)	(33,537)	(401,615)	54,610
Financing activities	343,650	75,191	220,280	42,845

OTHER DATA:
Adjusted EBITDA (6)	$82,581	$43,272	$206,640	$119,146
Capital expenditures (7)	4,213	1,109	27,378	17,568
Capital expenditures for turnaround and chemical catalyst	65	590	2,990	11,371

	September 30,	December 31,
	2006	2005
BALANCE SHEET DATA (end of period):
Cash, cash equivalents and short-term investments	$43,913	$322,140
Working capital	246,172	275,996
Total assets	1,475,728	758,780
Total debt	509,293	132,390
Total stockholders’ equity (8)	275,324	279,493

(1)	Includes corporate headquarters selling, general and administrative expenses of $122 and $127 for the three months ended September 30, 2006 and 2005, respectively, and $344 and $383 for the nine months ended September 30, 2006 and 2005, respectively, which are not allocated to our three operating segments.

(2)	Includes corporate depreciation and amortization of $336 and $477 for the three months ended September 30, 2006 and 2005, respectively, and $1,357 and $1,426 for the nine months ended September 30, 2006 and 2005, respectively, which are not allocated to our three operating segments.

(3)	Gain on disposition of assets reported in the nine months ended September 30, 2006, reflects the $52.5 million pre-tax gain on disposition of assets, recorded in connection with the Amdel and White Oil transaction and the recognition of $7.5 million deferred gain recorded in connection with the HEP transaction. Gain on disposition of assets reported in the nine months ended September 30, 2005, reflects the $26.7 million initial pre-tax gain and $10.5 million deferred gain recorded in connection with the HEP transaction. Gain on disposition of assets reported in the third quarter ended September 30, 2006 and 2005, reflects $2.3 million and $8.1 million, respectively, of deferred gain recorded in connection with the HEP transaction.

(4)	Interest expense for the nine months ended September 30, 2006, includes $3.0 million prepayment premium and $3.9 million of unamortized debt issuance costs written off as a result of the prepayment of the $100 million term loan in January 2006. Additionally, we prepaid $30.2 million of retail debt in July 2006. This resulted in the write-off of $2.2 million of unamortized debt issuance costs and $0.6 million in prepayment premiums both of which were recorded to interest expense in the third quarter of 2006.

(5)	Weighted average common shares outstanding and earnings per common share amounts for the three and nine months ended September 30, 2005 have been restated to reflect the effect of the 33,600-for-one split of our common stock which was effective on July 6, 2005.

(6)	EBITDA represents earnings before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, exclusive of gain on disposition of assets. EBITDA and Adjusted EBITDA are not recognized measurements under GAAP; however, the amounts included in EBITDA and Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items which may vary for different companies for reasons unrelated to overall operating performance. EBITDA is the basis for calculating selected financial ratios as required in the debt covenants in our revolving credit agreement. See “—Liquidity and Capital Resources–Cash Position and Indebtedness.”

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

          The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2006 and 2005, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(dollars in thousands)
	2006	2005	2006	2005
Net income	$38,143	$24,388	$135,398	$74,306
Minority interest in income of subsidiaries	2,217	382	7,226	3,948
Income tax expense	25,219	16,225	83,352	48,234
Interest expense	9,755	4,827	20,151	14,579
Depreciation and amortization	9,551	5,470	20,482	15,322

EBITDA	84,885	51,292	266,609	156,389
Gain on disposition of assets	(2,304)	(8,020)	(59,969)	(37,243)

Adjusted EBITDA	$82,581	$43,272	$206,640	$119,146

(7)	Includes corporate capital expenditures of $85 and $42 for the three months ended September 30, 2006 and 2005, respectively, and $161 and $202 for the nine months ended September 30, 2006 and 2005, respectively, which are not allocated to our other three operating segments.

(8)	The stockholders’ equity as of September 30, 2006 includes the effect of dividend distributions of approximately $140 million during the nine months ended September 30, 2006.

REFINING AND MARKETING SEGMENT

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1) (2)	$805,163		$563,829		$1,912,489		$1,433,859
Operating costs and expenses:
Cost of sales (2)	702,914		493,398		1,640,141		1,243,050
Direct operating expenses	27,074		22,989		69,334		59,392
Selling, general and administrative expenses	4,197		2,968		13,870		13,239
Depreciation and amortization	6,954		3,850		14,478		10,629

Total operating costs and expenses	741,139		523,205		1,737,823		1,326,310

Gain on disposition of assets (3)	2,304		8,057		59,969		37,280

Operating income	$66,328		$48,681		$234,635		$144,829

KEY OPERATING STATISTICS:
Total sales volume (bpd)	112,114		87,313		92,733		84,983
Non-integrated marketing sales volume (bpd) (4)	17,651		21,154		18,797		20,590
Non-integrated marketing margin (per barrel sales volume) (4)	$0.75		$(4.98)		$(0.18)		$(1.94)
Per barrel of throughput:
Refinery operating margin — Big Spring (5)	$14.78		$13.05		$14.93		$11.89
Refinery operating margin — Paramount (5)	2.67		—		2.67		—
Refinery direct operating expenses — Big Spring	2.98		3.75		3.43		3.50
Refinery direct operating expenses — Paramount	2.94		—		2.94		—
Capital expenditures	2,142		150		22,689		14,293
Capital expenditures for turnaround and chemical catalyst	66		590		2,991		11,371

PRICING STATISTICS:
WTI crude oil (per barrel)	$70.45		$63.03		$68.09		$55.31
WTS crude oil (per barrel)	66.01		58.94		62.86		51.01
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$13.38		$17.13		$13.78		$11.37
Group III	18.30		16.66		15.83		12.12
West Coast	24.60		28.56		26.45		23.23
Crude oil differentials (per barrel):
WTI less WTS	$4.44		$4.09		$5.23		$4.30
WTI less MAYA	$14.80		$15.46		$15.33		$15.16
Product price (per gallon):
Gulf Coast unleaded gasoline	195.2	¢	192.8	¢	192.1	¢	157.9	¢
Gulf Coast low-sulfur diesel	208.4		187.0		200.5		160.5
Group III unleaded gasoline	205.1		190.7		196.3		159.5
Group III low-sulfur diesel	223.7		187.8		206.9		162.6
West Coast LA Carbob (unleaded gasoline)	231.5		224.1		230.6		192.5
West Coast LA ultra low-sulfur diesel	216.0		206.0		214.2		176.0
Natural gas (per MMBTU)	$6.18		$9.73		$6.89		$7.75

THROUGHPUT AND YIELD DATA: BIG SPRING

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery crude throughput:
Sour crude	62,961	95.8	55,757	88.4	58,241	95.1	52,862	90.2
Sweet crude	2,728	4.2	7,286	11.6	3,033	4.9	5,732	9.8

Total crude throughput	65,689	100.0	63,043	100.0	61,274	100.0	58,594	100.0
Blendstocks	3,181		3,669		3,964		3,565

Total refinery throughput (6)	68,870		66,712		65,238		62,159

Refinery production (7):
Gasoline	30,347	44.6	29,934	44.8	29,139	45.2	27,643	44.7
Diesel/jet	22,775	33.5	22,974	34.4	20,942	32.5	21,386	34.6
Asphalt	6,740	9.9	6,976	10.5	6,301	9.8	5,892	9.5
Petrochemicals	4,990	7.3	3,975	6.0	4,341	6.7	4,247	6.9
Other	3,171	4.7	2,888	4.3	3,720	5.8	2,707	4.4

Total refinery production	68,023	100.0	66,747	100.0	64,443	100.0	61,875	100.0

Refinery Utilization (8)		93.8%		92.9%		91.5%		93.8%

THROUGHPUT AND YIELD DATA: PARAMOUNT

	For the Two Months Ended
	September 30,
	2006
	bpd	%
Refinery crude throughput:
Sour crude	23,847	52.0
Heavy crude	21,969	48.0

Total crude throughput	45,816	100.0
Blendstocks	(231)

Total refinery throughput (6)	45,585

Refinery production (7):
Gasoline	5,677	12.7
Diesel/jet	11,182	25.0
Asphalt	15,130	33.8
Other	12,748	28.5

Total refinery production	44,737	100.0

Refinery Utilization (8)		84.8%

(1)	Net sales include intersegment sales to our asphalt and retail segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements. Net sales for the nine months ended September 30, 2006 includes $3.3 million for the sale of sulfur credits. Following the acquisition of Paramount and Edgington, we notified the Environmental Protection Agency that we no longer qualify as a “small refiner” which will limit our ability to generate sulfur credits.

(2)	Our buy/sell arrangements involve linked purchases and sales related to refined product contracts entered into to address location or grade requirements. As of January 1, 2006, such buy/sell transactions are included on a net basis in sales in the consolidated statements of operations and profits are recognized when the exchanged product is sold. Prior to January 1, 2006, the results of buy/sell transactions were recorded separately in sales and cost of sales in the consolidated statements of operations.

(3)	Gain on disposition of assets reported in the nine months ended September 30, 2006 reflects the $52.5 million pre-tax gain on disposition of assets, recorded in connection with the Amdel and White Oil transaction and the recognition of $7.5 million deferred gain recorded in connection with the HEP transaction. Gain on disposition of assets reported in the nine months ended September 30, 2005 reflects the $26.7 million initial pre-tax gain and $10.5 million of deferred gain recorded in connection with the HEP transaction.

(4)	The non-integrated marketing sales volume represents refined products sales to our wholesale marketing customers located in our non-integrated region. The refined products we sell in this region are obtained from third-party suppliers. The non-integrated marketing margin represents the margin between the net sales and cost of sales attributable to our non-integrated refined products sales volume, expressed on a per barrel basis.

(5)	Refinery operating margin for Big Spring is a per barrel measurement calculated by dividing the margin between net sales and cost of sales attributable to our refining and marketing segment, exclusive of net sales and cost of sales relating to our non-integrated system, by our Big Spring refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. The refinery operating margin for Paramount is calculated by dividing the margin between the net sales and cost of sales by the throughput volumes at the Paramount refinery. The refinery operating margin for Paramount includes a non-cash charge of $10.6 million to cost of sales related to the difference between the fair market value of inventories acquired from Paramount and our recorded amounts under LIFO accounting attributable to those inventories. The refinery operating margin for Paramount excluding this non-cash charge would have been $6.48.

(6)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(7)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery.

(8)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$162,187	$36,658	$222,868	$76,336
Operating costs and expenses
Cost of sales (1)	143,131	40,955	200,471	79,473
Direct operating expenses	8,505	1,561	11,680	3,867
Selling, general and administrative expenses	5,120	122	7,552	936
Depreciation and amortization	334	56	456	77

Total operating costs and expenses	157,090	42,694	220,159	84,353

Gain on disposition of assets	—	—	—	—

Operating income (loss)	$5,097	$(6,036)	$2,709	$(8,017)

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	472	164	693	360
Price per ton	$343.92	$223.62	$322.07	$239.31
Asphalt margin per ton	$40.37	$(26.20)	$32.32	$(8.71)
Capital expenditures	$1,032	$44	$1,400	$170

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

RETAIL SEGMENT

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2006		2005	2006		2005
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$104,866		$89,464	$264,296		$250,544
Operating costs and expenses:
Cost of sales (1)	87,282		73,283	217,705		207,162
Selling, general and administrative expenses	14,859		12,866	40,339		37,173
Depreciation and amortization	1,927		1,087	4,191		3,190

Total operating costs and expenses	104,068		87,236	262,235		247,525

Gain (loss) on disposition of assets	—		(37)	—		(37)

Operating income	$798		$2,191	$2,061		$2,982

KEY OPERATING STATISTICS:
Number of stores (end of period)	207		167	207		167
Fuel sales (thousands of gallons)	21,265		21,706	55,848		69,772
Fuel sales (thousands of gallons per site per month) (2)	34		44	34		47
Fuel margin (cents per gallon) (3)	15.0	¢	20.4 ¢	16.3	¢	14.3 ¢
Fuel sales price (dollars per gallon) (4)	$2.83		$2.49	$2.67		$2.15
Merchandise sales	$44,692		$35,391	$115,296		$100,246
Merchandise sales (per site per month) (2)	72		71	62		67
Merchandise margin (5)	32.2%		33.2%	32.5%		33.3%
Capital expenditures	$953		$873	$3,127		$2,903

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Fuel and merchandise sales per site were adjusted to include 167 stores for six months and 207 stores for nine months as a result of the 40 stores purchased on July 3, 2006.

(3)	Fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents per gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(4)	Fuel sales price per gallon represents the average sales price for motor fuels sold through our retail segment.

(5)	Merchandise margin represents the difference between merchandise sales revenue and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Net Sales
     Consolidated. Net sales for the three months ended September 30, 2006 were $1,020.9 million, compared to $648.1 million for the three months ended September 30, 2005, an increase of $372.8 million or 57.5%. This increase was primarily due to the purchase of Paramount as of July 31, 2006, higher than average refined product prices and increased refinery production over the comparable period in 2005.
     Refining and Marketing Segment. Net sales for our refining and marketing segment were $805.2 million for the three months ended September 30, 2006, compared to $563.8 million for the three months ended September 30, 2005, an increase of $241.4 million or 42.8%. This increase was primarily due to the purchase of Paramount as of July 31, 2006, higher refined product prices, particularly for low-sulfur diesel, and increased production at our Big Spring refinery. While the average price of Gulf Coast unleaded gasoline for the third quarter of 2006 increased 2.4 cents per gallon (“cpg”) to 195.2 cpg, compared to 192.8 cpg in the third quarter of 2005, an increase of 1.2%, the average Gulf Coast low-sulfur diesel price increased by approximately 21.4 cpg to 208.4 cpg in the third quarter of 2006 as compared to 187.0 cpg in the third quarter of 2005, an increase of 11.4%. Our average refinery production in Big Spring increased by 1,276 bpd to 68,023 bpd in the third quarter of 2006, compared to 66,747 bpd during the third quarter of 2005.
     Asphalt Segment. Net sales for our asphalt segment were $162.2 million for the three months ended September 30, 2006, compared to $36.7 million for the three months ended September 30, 2005, an increase of $125.5 million or 342%. This increase was primarily due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006. Additionally, the average price per ton of asphalt for the third quarter of 2006 increased $120.3 per ton to $343.92, compared to $223.62 in the third quarter of 2005, an increase of 53.8%.
     Retail Segment. Net sales for our retail segment were $104.9 million for the three months ended September 30, 2006 compared to $89.5 million for the three months ended September 30, 2005, an increase of $15.4 million or 17.2%. This increase was primarily attributable to the acquisition of 40 Good Time stores on July 3, 2006.
Cost of Sales
     Consolidated. Cost of sales was $882.0 million for the three months ended September 30, 2006, compared to $565.8 million for the three months ended September 30, 2005, an increase of $316.2 million or 55.9%. The increase was due to acquisitions and to higher crude oil costs during the third quarter of 2006 as compared to the third quarter of 2005.
     Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $702.9 million for the three months ended September 30, 2006, compared to $493.4 million for the three months ended September 30, 2005, an increase of $209.5 million or 42.5%. This increase was primarily due to the purchase of Paramount as of July 31, 2006, and the increase in crude oil prices during the third quarter of 2006 compared to the third quarter of 2005. The average price per barrel of WTS crude oil for the third quarter of 2006 increased $7.07 per barrel to $66.01 per barrel, compared to $58.94 per barrel for the third quarter of 2005, an increase of 12.0%.
     Asphalt Segment. Cost of sales for our asphalt segment was $143.1 million for the three months ended September 30, 2006, compared to $41.0 million for the three months ended September 30, 2005, an increase of $102.1 million or 249.0%. This increase was primarily due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. Cost of sales for our retail segment was $87.3 million for the three months ended September 30, 2006, compared to $73.3 million for the three months ended September 30, 2005, an increase of $14.0 million or 19.1%. This increase was primarily due to the acquisition of 40 Good Time stores on July 3, 2006.

Direct Operating Expenses
     Consolidated. Direct operating expenses were $35.6 million for the three months ended September 30, 2006, compared to $24.6 million for the three months ended September 30, 2005, an increase of $11.0 million or 44.7%. This increase was primarily attributable to the acquisition of Paramount effective July 31, 2006.
     Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended September 30, 2006 were $27.1 million, compared to $23.0 million for the three-month period ended September 30, 2005, an increase of $4.1 million or 17.8%. This increase was primarily attributable to the acquisition of Paramount effective July 31, 2006.
     Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2006 were $8.5 million, compared to $1.6 million for the three months ended September 30, 2005, an increase of $6.9 million or 431.0%. This increase was primarily due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for the three months ended September 30, 2006 were $24.3 million, compared to $16.1 million for the three months ended September 30, 2005, an increase of $8.2 million or 50.9%. This increase was primarily attributable to approximately $3.0 million for a special employee bonus payment related to special dividend payments on September 14, 2006 and to the purchase of Paramount as of July 31, 2006.
     Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended September 30, 2006 were $4.2 million, compared to $3.0 million for the three-month period ended September 30, 2005, an increase of $1.2 million or 40.0%. This increase resulted primarily from higher corporate costs associated with becoming a public company which significantly increased audit expenditures and added costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002. These costs were partially offset by lower selling and advertising expenses.
     Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2006 were $5.1 million, compared to $0.1 million for the three months ended September 30, 2005, an increase of $5.0 million. This increase was primarily due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. SG&A expenses for our retail segment for the three months ended September 30, 2006 were $14.9 million, compared to $12.9 million for the three months ended September 30, 2005, an increase of $2.0 million or 15.5%. This increase was primarily attributable to higher maintenance and credit card costs and the acquisition of 40 Good Time stores on July 3, 2006.
Depreciation and Amortization
     Depreciation and amortization for the three months ended September 30, 2006 was $9.6 million, compared to $5.5 million for the three months ended September 30, 2005. This increase was primarily attributable to the Paramount acquisition and to the completion of the various capital projects in late 2005 and the first nine months of 2006. Partially offsetting this increase was the reduction in depreciation due to the disposition of assets in the HEP and Amdel and White Oil transactions.
Operating Income
     Consolidated. Operating income for the three months ended September 30, 2006 was $71.8 million, compared to $44.2 million operating income for the three months ended September 30, 2005, an increase of $27.6 million or 62.4%. This increase was primarily attributable to higher operating income in our refining and marketing and asphalt segments.

     Refining and Marketing Segment. Operating income for our refining and marketing segment for the three months ended September 30, 2006 was $66.3 million compared to operating income of $48.7 million for the three months ended September 30, 2005, an increase of $17.6 million or 36.1%. Our Big Spring refinery operating margin for the third quarter of 2006 increased $1.73 per barrel to $14.78 per barrel, compared to $13.05 per barrel in the third quarter of 2005, even though the Gulf Coast 3/2/1 crack spread decreased by 21.9% to an average of $13.38 per barrel in the third quarter of 2006 compared to an average of $17.13 per barrel in the third quarter of 2005. Our refinery operating margins benefited from a widening of the sweet/sour crude oil spread. The average sweet/sour crude oil spread increased to $4.44 per barrel for the third quarter of 2006 compared to the average sweet/sour crude oil spread of $4.09 per barrel for the third quarter of 2005, an increase of 8.6%.
     Asphalt Segment. Operating income for our asphalt segment was $5.1 million for the three months ended September 30, 2006, compared to a loss of $6.0 million for the comparable period in 2005, an increase of $11.1 million. This increase was primarily due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. Operating income for our retail segment was $0.8 million for the three months ended September 30, 2006, compared to $2.2 million for the three months ended September 30, 2005, a decrease of $1.4 million. This decrease was primarily due to the lower fuel sales margins.
Interest Expense
     Interest expense was $9.8 million for the three months ended September 30, 2006, compared to $4.8 million for the three months ended September 30, 2005, an increase of $5.0 million or 104.2%. This increase was primarily attributable to $500 million in new borrowings to finance the acquisitions made during the third quarter of 2006. This resulted in the write-off of $2.2 million of unamortized debt issuance costs and $0.6 million in prepayment premiums both of which were recorded as interest expense in the third quarter of 2006.
Income Tax Expense
     Income tax expense was $25.2 million for the three months ended September 30, 2006, compared to $16.2 million for the three months ended September 30, 2005, an increase of $9.0 million. This increase resulted from our higher taxable income in the third quarter of 2006 compared to the third quarter of 2005. Our effective tax rate was 38.5% for the third quarter of 2006, compared to an effective tax rate of 39.6% for the third quarter of 2005.
Minority Interest In Income Of Subsidiaries
     Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $2.2 million for the three months ended September 30, 2006, compared to $0.4 million for the three months ended September 30, 2005, an increase of $1.8 million. This increase was attributable to our increased after-tax income in the quarter as a result of the factors discussed above.
Net Income
     Net income was $38.1 million for the three months ended September 30, 2006, compared to $24.4 million for the three months ended September 30, 2005, an increase of $13.7 million or 56.1%. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Net Sales
     Consolidated. Net sales for the nine months ended September 30, 2006 were $2,277.9 million, compared to $1,646.5 million for the nine months ended September 30, 2005, an increase of $631.4 million or 38.3%. This increase was primarily due to the Paramount acquisition, higher than average refined product prices and increased refinery production over the comparable period in 2005.

     Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,912.5 million for the nine months ended September 30, 2006, compared to $1,433.9 million for the nine months ended September 30, 2005, an increase of $478.6 million or 33.4%. This increase was primarily due to the acquisition of Paramount and to significantly higher refined product prices. The increase in refined product prices that we experienced was similar to the price increases experienced in the Gulf Coast markets. The average price of Gulf Coast unleaded gasoline for the first nine months of 2006 increased 34.2 cpg to 192.1 cpg, compared to 157.9 cpg in the first nine months of 2005, an increase of 21.7%. The average Gulf Coast low-sulfur diesel price increased by approximately 40.0 cpg to 200.5 cpg in the first nine months of 2006 as compared to 160.5 cpg in the first nine months of 2005, an increase of 24.9%.
     Asphalt Segment. Net sales for our asphalt segment were $222.9 million for the nine months ended September 30, 2006, compared to $76.3 million for the nine months ended September 30, 2005, an increase of $146.6 million or 192.1%. This increase was due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. Net sales for our retail segment were $264.3 million for the nine months ended September 30, 2006, compared to $250.5 million for the nine months ended September 30, 2005, an increase of $13.8 million or 5.5%. This increase was primarily attributable to higher fuel sales prices and in-store merchandise sales. Fuel sales volume decreased by 14.0 million gallons, or 20.0%, to 55.8 million gallons for the nine months ended September 30, 2006, compared to 69.8 million gallons for the nine months ended September 30, 2005. Average retail fuel prices were $2.67 per gallon for the first nine months of 2006, compared to average retail fuel prices of $2.15 per gallon for the first nine months of 2005, a 24.2% increase. Merchandise sales increased by $15.1 million, or 15.1%, to $115.3 million for the first nine months of 2006, compared to $100.2 million for the first nine months of 2005.
Cost of Sales
     Consolidated. Cost of sales was $1,936.5 million for the nine months ended September 30, 2006, compared to $1,415.4 million for the nine months ended September 30, 2005, an increase of $521.1 million or 36.8%. This increase was primarily due to the Paramount acquisition and from significantly higher crude oil prices and an increase in refinery production during the first nine months of 2006.
     Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $1,640.1 million for the nine months ended September 30, 2006, compared to $1,243.1 million for the nine months ended September 30, 2005, an increase of $397.0 million or 31.9%. This increase was primarily due to the Paramount acquisition and to higher crude oil prices and an increase in refinery production. The average price per barrel of WTS crude oil for the first nine months of 2006 increased $11.85 per barrel to $62.86 per barrel, compared to $51.01 per barrel for the first nine months of 2005, an increase of 23.2%. Average production for the Big Spring refinery increased to 64,443 bpd, or 4.2%, for the first nine months of 2006, compared to an average production for the Big Spring refinery of 61,875 bpd for the first nine months of 2005.
     Asphalt Segment. Cost of sales for our asphalt segment was $200.5 million for the nine months ended September 30, 2006, compared to $79.5 million for the nine months ended September 30, 2005, an increase of $121.0 million or 152.2%. This increase was primarily due to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. Cost of sales for our retail segment was $217.7 million for the nine months ended September 30, 2006, compared to $207.2 million for the nine months ended September 30, 2005, an increase of $10.5 million or 5.1%. This increase was primarily due to higher fuel prices.
Direct Operating Expenses
     Consolidated. Direct operating expenses were $81.0 million for the nine months ended September 30, 2006, compared to $63.3 million for the nine months ended September 30, 2005, an increase of $17.7 million or 28.0%. This increase was primarily attributable to the Paramount acquisition and to higher energy usage as a result of higher refinery throughput and maintenance work performed during the low sulfur diesel turnaround in the second quarter of 2006.
     Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment were $69.3 million for the nine months ended September 30, 2006, compared to $59.4 million for the nine months ended September 30, 2005, an increase of $9.9 million or 16.7%. This increase was primarily attributable to the Paramount acquisition and to higher energy usage as a result of higher refinery throughput and maintenance work performed during the low sulfur diesel turnaround in the second quarter of 2006.
     Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2006 were $11.7 million, compared to $3.9 million for the nine months ended September 30, 2005, an increase of $7.8 million or 200%. This increase was primarily attributable to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for the nine months ended September 30, 2006 were $62.1 million, compared to $51.7 million for the nine months ended September 30, 2005, an increase of $10.4 million or 20.1%. This increase was primarily due to the Paramount acquisition.
     Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the nine months ended September 30, 2006 were $13.9 million, compared to $13.2 million for the nine month period ended September 30, 2005, an increase of $0.7 million or 5.3%. This increase resulted from higher corporate costs associated with becoming a public company which significantly increased audit expenditures and added costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002. These costs were partially offset by lower selling and advertising expenses.
     Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2006 were $7.6 million, compared to $.9 million for the nine months ended September 30, 2005, an increase of $6.7 million or 744.4%. This increase was primarily attributable to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. SG&A expenses for our retail segment for the nine months ended September 30, 2006 were $40.3 million, compared to $37.2 million for the nine months ended September 30, 2005, an increase of $3.1 million or 8.3%. This increase was primarily attributable to higher energy costs as a result of the increase in electricity prices, which were partially offset by decreased healthcare and workers compensation costs.
Depreciation and Amortization
     Depreciation and amortization for the nine months ended September 30, 2006 was $20.5 million, compared to $15.3 million for the nine months ended September 30, 2005. This increase was primarily attributable to the completion of the various capital projects in late 2005 and the first nine months of 2006. Partially offsetting this increase was the reduction in depreciation due to the disposition of assets in the HEP and Amdel and White Oil transactions.
Operating Income
     Consolidated. Operating income for the nine months ended September 30, 2006 was $237.7 million, compared to $138.0 million for the nine months ended September 30, 2005. Excluding $52.5 million of net gain on disposition of assets resulting from the Amdel and White Oil transaction and $7.5 million amortization of deferred gain relating to the 2005 HEP transaction, operating income for the nine months ended September 30, 2006 was $177.7 million, compared to $100.7 million operating income (excluding the $37.3 million for gain resulting from the HEP transaction) for the nine months ended September 30, 2005, an increase of $77.0 million or 76.5%. This increase was primarily attributable to higher operating income in our refining and marketing segment.

     Refining and Marketing Segment. Operating income for our refining and marketing segment for the nine months ended September 30, 2006 was $234.6 million, compared to operating income of $144.8 million for the nine months ended September 30, 2005. Excluding $52.5 million of net gain on disposition of assets resulting from the Amdel and White Oil transaction and $7.5 million amortization of deferred gain relating to the 2005 HEP transaction, operating income for the nine months ended September 30, 2006 was $174.6 million, compared to $107.5 million (excluding the $37.3 million for gain resulting from the HEP transaction) for the nine months ended September 30, 2005, an increase of $67.1 million or 62.4%. This increase was primarily attributable to the increase in our refinery operating margins. Our refinery operating margin for the Big Spring refinery for the first nine months of 2006 increased $3.04 per barrel to $14.93 per barrel, compared to $11.89 per barrel in the first nine months of 2005. This increase was attributable, in part, to higher differentials between refined product prices and crude oil prices resulting from continued concern over adequate refinery capacity to meet demand and supply. Also contributing to the higher refinery margins for the Big Spring refinery were the supply constraints associated with the logistics of the introduction of new reformulated fuels in 2006. The Gulf Coast 3/2/1 crack spread increased by 21.2% to an average of $13.78 per barrel in the first nine months of 2006, compared to an average of $11.37 per barrel in the first nine months of 2005. In addition, our refinery operating margins benefited from a widening of the sweet/sour crude oil spread. The average sweet/sour spread increased $0.93 per barrel to $5.23 per barrel for the first nine months of 2006, compared to the average sweet/sour spread of $4.30 per barrel for the first nine months of 2005, an increase of 21.6%.
     Asphalt Segment. Operating income for our asphalt segment was $2.7 million for the nine months ended September 30, 2006, compared to a loss of $8.0 million for the nine months ended September 30, 2005, an increase of $10.7 million. This increase was primarily attributable to the acquisition of Paramount’s seven asphalt terminals effective July 31, 2006.
     Retail Segment. Operating income for our retail segment was $2.1 million for the nine months ended September 30, 2006, compared to $3.0 million for the nine months ended September 30, 2005, a decrease of $0.9 million. This decrease was primarily attributable to higher fuel costs.
Interest Expense
     Interest expense was $20.2 million for the nine months ended September 30, 2006, compared to $14.6 million for the nine months ended September 30, 2005, an increase of $5.6 million or 38.4%. This increase was primarily attributable to $3.6 million in prepayment premiums and the write-off of $6.1 million of unamortized debt issuance costs resulting from the prepayment of our $100 million term loan in January 2006, and the prepayment of our $30.2 million retail debt in July 2006. Partially offsetting this increase was the reduction of the regular interest expense associated with this term loan and interest from subordinated debt paid off in the third quarter of 2005.
Income Tax Expense
     Income tax expense was $83.4 million for the nine months ended September 30, 2006, compared to $48.2 million for the nine months ended September 30, 2005, an increase of $35.2 million. This increase resulted from our higher taxable income in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Our effective tax rate was 36.9% for the nine months ended September 30, 2006, compared to an effective tax rate of 38.1% for the nine months ended September 30, 2005. This decrease in the effective tax rate is primarily related to expected tax credits associated with the American Jobs Creation Act of 2004.
Minority Interest In Income Of Subsidiaries
     Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $7.2 million for the nine months ended September 30, 2006, compared to $3.9 million for the nine months ended September 30, 2005, an increase of $3.3 million. This increase was attributable to our increased after-tax income in the first nine months of 2006 as a result of the factors discussed above.

Net Income
     Net income was $135.4 million for the nine months ended September 30, 2006, compared to $74.3 million for the nine months ended September 30, 2005, an increase of $61.1 million or 82.2%. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facility. Significant transactions affecting our liquidity during the nine months ended September 30, 2006 included payment of approximately $100 million in satisfaction of our outstanding borrowings under our term loan, the receipt of $68.0 million net cash proceeds received from the sale of our inactive Amdel and White Oil pipelines, acquisitions of approximately $154.4 million, net of borrowings, and $147.8 million in dividend payments. We believe that our cash on hand, cash flows from operations, borrowings under our revolving credit facilities, and other capital resources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations during the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business or acquisitions that we complete.
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
Cash Flows
     The following table sets forth our consolidated cash flows for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Cash provided by (used in):
Operating activities	$93,138	$(16,906)	$88,428	$32,482
Investing activities	(597,223)	(33,537)	(401,615)	54,610
Financing activities	343,650	75,191	220,280	42,845

Net (decrease) increase in cash and cash equivalents	$(160,435)	$24,748	$(92,907)	$129,937

Cash Flows Provided by (Used In) Operating Activities
     Net cash provided by operating activities during the nine months ended September 30, 2006 was $88.4 million, compared to $32.5 million during the nine months ended September 30, 2005. The net change in cash provided by operating activities was primarily attributable to higher net income and partially offset by an increase in accounts receivables as a result of higher fuel prices.
     Net cash provided by operating activities during the three months ended September 30, 2006 was $93.1 million, compared to net cash used in operating activities of $16.9 million during the three months ended September 30, 2005. The net increase in cash provided by operating activities was primarily attributable to a decrease in inventories.

Cash Flows (Used In) Provided By Investing Activities
     Net cash used in investing activities was $401.6 million during the nine months ended September 30, 2006, compared to cash provided by investing activities of $54.6 million during the nine months ended September 30, 2005. This change was primarily attributable to acquisitions of $624.4 million less the $68.0 million in net proceeds received in the Amdel and White Oil transaction and net sales of short-term investments of $185.3 million. Capital expenditures in the first nine months of 2006 totaled $30.4 million and included $13.5 million for regulatory and compliance projects, $3.0 million for chemical catalyst and $13.9 million for various sustaining and capital improvement projects.
     Net cash used in investing activities was $597.2 million during the three months ended September 30, 2006, compared to $33.5 million for the three months ended September 30, 2005. This increase in cash used in investing activities was attributable to acquisitions of $624.4 million. Capital expenditures for the third quarter of 2006 totaled $4.3 million and included $0.7 million for regulatory and compliance projects, $0.1 million for turnaround and chemical catalyst costs and $3.5 million for various sustaining and capital improvement projects.
Cash Flows Provided By Financing Activities
     Net cash provided by financing activities was $220.3 million during the nine months ended September 30, 2006, compared to $42.8 million during the nine months ended September 30, 2005. Cash provided by financing activities in the first nine months of 2006 included $500 million in new borrowings less the prepayment of our $131.2 million term loans and $147.8 million of dividends paid to stockholders and minority interest stockholders.
     Net cash provided by financing activities was $343.7 million for the three months ended September 30, 2006, compared to $75.2 million during the three months ended September 30, 2005. The cash provided by financing activities in the third quarter of 2006 included $500 million in new borrowings less the prepayment of our $31.2 million term loans and dividends paid to stockholders and minority interest stockholders of $125.7 million.
Cash Position and Indebtedness
     We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly rated instruments issued by financial institutions or government entities with strong credit standings. Short-term investments primarily consist of highly-rated auction rate securities, or ARS. Although ARS may have long-term stated maturities, generally 10 to 30 years, we have designated these securities as available-for-sale and have classified them as current assets because we view them as available to support our current operations. ARS may be liquidated at par on the rate reset date, which is in intervals of seven to 49 days, depending on the terms of the security. These securities are carried at cost, which approximates market value. As of September 30, 2006, our total cash and cash equivalents were $43.9 million, and we had total debt of $509.3 million.
     Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facility at September 30, 2006:

	As of September 30, 2006
		(dollars in thousands)
	Amount Outstanding	Total Facilities	Total Availability
Debt, including current portion:
Term loan credit facility	$450,000	$550,000	$—
Revolving credit facilities	8,134	455,000	245,735
Retail credit facility	51,159	51,159	—

Totals	$509,293	$1,056,159	$245,735

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
     Borrowing availability under the revolving credit facility is limited at any time to the lower of the total current size of the revolving credit facility at that time, which is initially $160.0 million, or the amount of the borrowing base under the revolving credit agreement. As of September 30, 2006, the borrowing base under the revolving credit facility was $244 million. The entire revolving credit facility is available in the form of letters of credit and revolving loans. The borrowings under the revolving credit facility bear interest at the Eurodollar rate plus 1.50% per annum. The revolving credit facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The revolving credit facility is secured by a first lien on cash, accounts receivables, inventories and related assets and a second lien on our fixed assets, excluding assets of our retail subsidiaries and of Paramount and its subsidiaries.
     No borrowings were outstanding under the revolving credit facility at September 30, 2006 and 2005. As of September 30, 2006 and 2005, there were $75.4 million and $130.2 million, respectively, of outstanding letters of credit under the revolving credit facility.
     Our revolving credit facility contains restrictive covenants, such as restrictions on change of control, creating liens, engaging in mergers, consolidations and sales of assets, incurring additional indebtedness, giving guaranties, engaging in different businesses, making loans and investments, entering into certain lease obligations, making certain capital expenditures and making certain dividend, debt and other restricted payments. However, these covenants do not restrict our activities so long as we maintain the financial covenants described below, on a pro-forma basis after giving effect to these activities. Our revolving credit facility also contains covenants that restrict us from compromising or adjusting receivables, engaging in certain transactions with affiliates and amending or waiving certain material agreements. The revolving credit facility contains financial covenants requiring us to maintain: a minimum consolidated tangible net worth; a ratio of total consolidated indebtedness less freely transferable cash and permitted investments; a minimum ratio of consolidated current assets to consolidated current liabilities; and a ratio of total consolidated EBITDA to consolidated interest expense.
     Compliance with these covenants is determined in the manner specified in the documentation governing the revolving credit facility. Consolidated EBITDA under our revolving credit facility represents net income plus minority interest, income tax expense, interest expense, depreciation and amortization and is measured each quarter on a rolling twelve-month basis.
     Credit Suisse Credit Facility. On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available amount of $450 million. On August 4, 2006, we borrowed $400 million as a term loan upon consummation of the acquisition of Paramount and on September 28, 2006 we borrowed an additional $50 million as a term loan to finance the acquisition of Edgington. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013.
     The borrowings under the Credit Suisse Credit Facility require a principal payment of 1% per annum to be paid in quarterly payments beginning September 30, 2006 with the balance due at maturity. The borrowings under the Credit Suisse Credit Facility bear interest at a Eurodollar rate plus 2.50% per annum. The interest rate may be reduced up to the Eurodollar rate plus 1.75% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The Credit Suisse Credit Facility is secured by a first lien on most of our assets, except for cash, accounts receivable and inventory, and a second lien on our cash, accounts receivable and inventory.
     We may, from time to time, request an additional $100 million provided that the sum of the incremental loans and the outstanding loans under the Credit Suisse Credit Facility does not exceed $550 million.
     We may prepay at any time a portion or all of the outstanding loan balance under the Credit Suisse Credit Facility with no prepayment premium.

     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any financial maintenance covenants.
     Wachovia Credit Facility. On June 6, 2006, our wholly-owned subsidiary SCS entered into a Credit Agreement (the “Wachovia Credit Facility”) by and among SCS, as borrower, and Wachovia Bank. Borrowings under the Wachovia Credit Facility are available in the form of (i) a term loan commitment in an aggregate principal amount of $30.0 million maturing on June 30, 2016, and (ii) a revolving credit commitment (available in the form of revolving loans and letters of credit) in an aggregate principal amount of $20.0 million maturing on June 30, 2009. Revolving loans may be converted by SCS at any time to a term loan maturing on the tenth anniversary of conversion. At the request of SCS, the revolving credit commitment may be increased by an amount not to exceed $10.0 million. The aggregate amount of the lenders’ commitments under the entire Wachovia Credit Facility may not exceed $60.0 million. On July 3, 2006, SCS borrowed $50.0 million of which $30.2 million was used to refinance existing debt and approximately $19.8 million was used to finance the acquisition of Good Time Stores. At September 30, 2006, the outstanding balances were $30.0 million in the form of a term loan and $20.0 million in the form of a revolving loan.
     Borrowings under the Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments of term loan borrowings under this credit facility are being paid in monthly installments based on a 15 year amortization term.
     Obligations under the Wachovia Credit Facility are jointly and severally guaranteed by us, our wholly-owned subsidiaries Alon USA Interests, LLC and the subsidiaries of SCS. The obligations under the Wachovia Credit Facility are secured by a pledge of substantially all of the assets of SCS and its subsidiaries, including cash, accounts receivable and inventory.
     The Wachovia Credit Facility includes a financial covenant that requires us to maintain a ratio of total consolidated EBITDA less income tax expense in cash to total consolidated scheduled principal payments of indebtedness plus interest expense, as of the end of each fiscal year, of not less than 1.25 to 1.0. Compliance with this covenant is determined in the manner specified in the documentation governing the credit facility. Consolidated EBITDA under the Wachovia Credit Facility represents net income plus depreciation, amortization, taxes, interest expense and minority interest, less gain on disposition of assets.
     The Wachovia Credit Facility contains customary restrictive covenants on the activities of SCS and its subsidiaries, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments.
     Revolving Credit Facility – Paramount. Paramount has a Revolving Credit Agreement (“Paramount Credit Facility”) with a group of financial institutions, which is secured by the current assets of Paramount. The Paramount Credit Facility expires on January 15, 2007. On July 26, 2005, the Paramount Credit Facility was amended and restated to increase the available borrowings up to $190.0 million, and was further amended and restated on June 22, 2006 to increase the available borrowings up to $215.0 million, consisting of revolving loans and letters of credit. Amounts borrowed under the Paramount Credit Facility accrue interest at the Eurodollar plus 2.5%. The borrowings outstanding under the Paramount Credit Facility at September 30, 2006 were $8.1 million and outstanding letters of credit were $125.7 million.
     Paramount is required to comply with certain restrictive covenants related to working capital and operations under the Paramount Credit Facility as well as financial covenants relating to the current ratio, tangible net worth and a debt service coverage ratio.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2006 is $38.2 million, of which $12.8 million related to regulatory and compliance projects, $2.9 million related to turnaround and chemical catalyst, and $10.4 million for various improvement and sustaining projects, had been spent as of September 30, 2006.
     Clean Air Capital Expenditures. We expect to spend approximately $15.4 million over the next four years to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
     Turnaround and Chemical Catalyst Costs. We completed a major turnaround at our Big Spring refinery on substantially all of our major processing units, including the crude unit and the fluid catalytic cracking unit and chemical catalyst replacement in the first week of March 2005, at a cost of approximately $10.4 million. We expect to spend approximately $4.4 million for chemical catalyst replacement in 2006, including the $3.0 million of chemical catalyst expenditures as of September 30, 2006.
Contractual Obligations and Commercial Commitments
     There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our annual report on Form 10-K for the year ended December 31, 2005 with the exception of the following:
•	the prepayment of our $100 million term loan due January 14, 2009 with available cash on hand on January 19, 2006;

•	on March 1, 2006, we sold our Amdel and White Oil pipelines, which had been inactive since December 2002, to an affiliate of Sunoco Logistics Partners L.P. (“Sunoco”) for total consideration of approximately $68 million. In conjunction with this transaction, we entered into a 10-year pipeline Throughput and Deficiency Agreement with Sunoco, with an option to extend the agreement by four additional 30-month periods. The Throughput and Deficiency Agreement will allow us to maintain our physically integrated system by retaining crude oil transportation rights in the pipelines from the Gulf Coast. Pursuant to the Throughput and Deficiency Agreement, we have agreed to ship, starting June 1, 2006, a minimum of 15,000 bpd in the pipelines during the term of the agreement;

•	the draw down of $50 million under our credit facility with Wachovia Bank in conjunction with the Good Time Stores acquisition;

•	the draw down of $450 million under our credit facility with Credit Suisse in conjunction with the Paramount and Edgington acquisitions; and

•	our obligations under the Paramount Credit Facility assumed in conjunction with the Paramount acquisition.
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
     Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2005. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2005.

New Accounting Standards and Disclosures
     Disclosed in footnote 1(c) Basis of Presentation and Certain Significant Accounting Policies - New Accounting Standards.

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
     We maintain inventories of crude oil, feedstocks and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2006, we held approximately 4.1 million barrels of crude and product inventories valued under the LIFO valuation method with an average cost of $51.21 per barrel. Market value exceeded carrying value of LIFO costs by $42.8 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4.1 million.
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
     The following table provides information about our derivative commodity instruments as of September 30, 2006:

			Wtd Avg
		Wtd Avg	Fair
Description	Contract	Purchase	Market	Contract	Fair	Gain
of Activity	Volume	Price/BBL	Price	Value	Value	(Loss)
				(in thousands)
Futures-long	—	$—	$—	$—	$—	$—
Forwards-long (crude)	11,750	62.44	50.94	734	599	135
Forwards-long (refined products)	25,000	78.42	76.01	1,961	1,901	(60)
Forwards-long (asphalt)	35,600	63.33	65.39	2,255	2,328	73
Interest Rate Risk.
     As of September 30, 2006, none of our outstanding debt was at floating interest rates.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1*	First Amendment to Stock Purchase Agreement, dated June 30, 2006, by and among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano.

10.2*	Second Amendment to Stock Purchase Agreement, dated July 31, 2006, by and among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano.

10.3	Amended and Restated Credit Agreement, dated July 26, 2005, by and among Paramount Petroleum Corporation, Bank of America, N.A. and Société Générale (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.4	First Amendment to Amended and Restated Credit Agreement, dated January 26, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.5	Second Amendment to Amended and Restated Credit Agreement, dated February 28, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.6	Third Amendment to Amended and Restated Credit Agreement, dated June 12, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.7	Fourth Amendment to Amended and Restated Credit Agreement, dated June 16, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.8	Fifth Amendment to Amended and Restated Credit Agreement, dated June 22, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A., Banc of America Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

Exhibit
Number	Description of Exhibit

10.9	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 9, 2006, SEC File No. 001-32567).

31.1*	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: November 14, 2006	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1*	First Amendment to Stock Purchase Agreement, dated June 30, 2006, by and among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano.

10.2*	Second Amendment to Stock Purchase Agreement, dated July 31, 2006, by and among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano.

10.3	Amended and Restated Credit Agreement, dated July 26, 2005, by and among Paramount Petroleum Corporation, Bank of America, N.A. and Société Générale (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.4	First Amendment to Amended and Restated Credit Agreement, dated January 26, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.5	Second Amendment to Amended and Restated Credit Agreement, dated February 28, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.6	Third Amendment to Amended and Restated Credit Agreement, dated June 12, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.7	Fourth Amendment to Amended and Restated Credit Agreement, dated June 16, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.8	Fifth Amendment to Amended and Restated Credit Agreement, dated June 22, 2006, by and among Paramount Petroleum Corporation, Bank of America, N.A., Banc of America Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.9	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

Exhibit
Number	Description of Exhibit

31.1*	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.