Form 10-Q
period 2007-03-31
Alon USA Energy, Inc.
filed 2007-05-10
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2007 was 46,806,443.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,496	$64,166
Accounts and other receivables, net	163,323	126,634
Inventories	338,045	311,464
Prepaid expenses and other current assets	10,524	12,909

Total current assets	600,388	515,173

Equity method investments	37,908	38,298
Property, plant and equipment, net	766,818	775,836
Other assets	85,265	79,478

Total assets	$1,490,379	$1,408,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,772	$202,447
Accrued liabilities	77,830	66,808
Current portion of deferred gain on disposition of assets	9,747	10,400
Current portion of long-term debt	6,665	6,739

Total current liabilities	337,014	286,394

Other non-current liabilities	65,390	65,885
Deferred gain on disposition of assets	40,351	42,299
Long-term debt	490,305	491,930
Deferred income tax liability	221,207	222,415

Total liabilities	1,154,267	1,108,923

Commitments and contingencies (note 15)
Minority interest in subsidiaries	12,027	9,532

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,806,443 shares issued and outstanding at March 31, 2007 and December 31, 2006	468	468
Additional paid-in capital	181,685	181,622
Accumulated other comprehensive loss, net of income tax	(7,816)	(7,816)
Retained earnings	149,748	116,056

Total stockholders’ equity	324,085	290,330

Total liabilities and stockholders’ equity	$1,490,379	$1,408,785

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
Net sales	$965,532	$584,701
Operating costs and expenses:
Cost of sales	811,261	497,827
Direct operating expenses	49,283	23,271
Selling, general and administrative expenses	22,165	17,453
Depreciation and amortization	14,442	5,523

Total operating costs and expenses	897,151	544,074

Gain on disposition of assets	955	55,386

Operating income	69,336	96,013
Interest expense	(11,418)	(9,047)
Equity earnings of investees	604	577
Other income, net	890	1,927

Income before income tax expense and minority interest in income of subsidiaries	59,412	89,470
Income tax expense	21,971	32,526

Income before minority interest in income of subsidiaries	37,441	56,944
Minority interest in income of subsidiaries	1,876	2,780

Net income	$35,565	$54,164

Earnings per share	$0.76	$1.16

Weighted average shares outstanding (in thousands)	46,757	46,731

Cash dividends per share	$0.04	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$35,565	$54,164
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	14,442	5,523
Stock compensation	682	510
Deferred income tax expense	(417)	21,990
Minority interest in income of subsidiaries	1,876	2,780
Gain on disposition of assets	(955)	(55,386)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(36,689)	4,502
Inventories	(26,581)	(33,518)
Prepaid expenses and other current assets	2,385	(3,606)
Other assets	76	(1,415)
Accounts payable	40,325	(8,275)
Accrued liabilities	9,577	3,160
Other non-current liabilities	(1,418)	(152)

Net cash provided by (used in) operating activities	38,868	(9,723)

Cash flows from investing activities:
Capital expenditures	(4,592)	(4,638)
Turnaround and chemical catalyst expenditures	(4,674)	(1,303)
Proceeds from disposition of assets, net	—	68,000
Sale of short-term investments, net	—	67,320
Dividends from investment in investees (net of equity earnings)	390	8

Net cash provided by (used in) investing activities	(8,876)	129,387

Cash flows from financing activities:
Dividends paid to stockholders	(1,873)	(19,192)
Deferred debt issuance costs	(2,090)	—
Payments on long-term debt	(1,699)	(100,468)

Net cash used in financing activities	(5,662)	(119,660)

Net change in cash and cash equivalents	24,330	4
Cash and cash equivalents, beginning of period	64,166	136,820

Cash and cash equivalents, end of period	$88,496	$136,824

Supplemental cash flow information:
Cash paid for interest	$14,452	$5,506

Cash paid for income tax	$6,098	$255

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (1) Basis of Presentation and Certain Significant Accounting Policies
          (a) Basis of Presentation
          The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2007.
          The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2006.
          (b) Revenue Recognition
          In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. The sale of crude oil increased as a result of the addition of the refineries in Paramount and Long Beach, California (the “California refineries”) in 2006. Crude oil sales are included as net sales in the consolidated statements of operations.
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
          (c) New Accounting Standards
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Alon performed a review of its tax positions and adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on Alon’s results of operations or financial position.
          During September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition of the funded status of the plans, measured as of the fiscal year end. Alon adopted this method as of December 31, 2006.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Alon does not expect the adoption of Statement No. 159 to have a material effect on its results of operations or financial position.

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
          Paramount Acquisition
          On August 4, 2006, Alon completed the purchase of the stock of Paramount Petroleum Corporation, an independent refiner of petroleum products. Paramount Petroleum Corporation’s assets include refineries, located in Paramount, California and Willbridge, Oregon with a combined refining capacity of 66,000 barrels per day (“bpd”) of heavy crude oil and seven asphalt terminals, other than the refineries’ terminals, located in Richmond Beach, Washington; Elk Grove and Mojave, California; Phoenix, Fredonia, and Flagstaff, Arizona and Fernley, Nevada (50% interest) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in patented tire rubber modified asphalt products that are provided in six terminals.
          The final purchase price for Paramount Petroleum Corporation is pending settlement of certain post closing adjustments. The purchase price has been preliminarily allocated based on estimated fair values of the assets acquired and the liabilities assumed at the July 31, 2006 effective date of the acquisition, and is pending the completion and analysis of an independent appraisal and other evaluations and settlement of certain post closing adjustments.

Cash paid, less unrestricted cash acquired	$501,056
Transaction costs	3,599

Total Purchase Price	$504,655

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     The purchase price was preliminarily allocated as follows:

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
     Unaudited Pro Forma Financial Information
     The consolidated statements of operations include the results of the Paramount Petroleum Corporation acquisition commencing on August 1, 2006. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of Paramount Petroleum Corporation occurred on January 1, 2006;
•	$400,000 of term debt was incurred on January 1, 2006 to fund the acquisition and to repay the existing Paramount Petroleum Corporation debt; and
•	Depreciation expense was higher beginning January 1, 2006 based upon the revaluation of estimated asset values as of that date.
     The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(pro forma)
Net sales	$965,532	$896,118
Operating income	69,336	93,524
Net income	35,565	43,744
Earnings per share	$0.76	$0.94
     Edgington Acquisition
     On September 28, 2006, Alon completed the acquisition of Edgington Oil Company, a heavy crude oil refining company located in Long Beach, California. The acquisition included Edgington Oil Company’s topping refinery with a nameplate capacity of approximately 40,000 bpd of crude oil. Total consideration for the acquisition consisted of approximately $93,568 in cash and assumed liabilities, including $34,405 for the value of certain inventories at closing.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The purchase price has been allocated as set forth below based on estimated fair values of the assets at the date of acquisition, pending the completion of an independent appraisal and other evaluations.

Cash paid	$92,405
Transaction costs	1,163

Total Purchase Price	$93,568

The purchase price was allocated as follows:

Current assets, net of unrestricted cash acquired	$1,000
Inventories	34,405
Property, plant and equipment	63,951
Other non-current liabilities	(5,788)

Total Purchase Price	$93,568

          The Paramount Petroleum Corporation and Edgington Oil Company acquisitions are consistent with Alon’s general business strategy of increasing cash flow and earnings through the acquisition of assets or businesses that are logical extensions of its existing assets or businesses. The addition of the Paramount Petroleum Corporation and Edgington Oil Company assets has also increased the geographic diversity of Alon’s Refining and Marketing and Asphalt segment networks by allowing Alon to expand throughout the Southwest region and further into the West Coast of the United States. With the addition of the Paramount, Willbridge and Long Beach refineries, Alon believes it has mitigated the risks associated with being a single asset refiner. Alon intends to apply its experience of increasing reliability, capacity and yields at its Big Spring refinery to the newly-acquired assets in order to maximize the return on investments. These acquisitions have more than doubled the crude oil processing capacity of Alon from 70,000 bpd to approximately 170,000 bpd and will allow Alon to process heavy crude oils. The acquisitions will also allow Alon to recognize West Coast refining margins.
          Skinny’s Acquisition
          On March 2, 2007, Alon entered into a definitive agreement to acquire Skinny’s, Inc., a privately held Abilene, Texas-based company that owns and operates 102 FINA branded stores in Central and West Texas. The total consideration is estimated to be approximately $70,200, subject to certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon expects to continue to market motor fuels sold at these stores under the FINA brand and to supply such fuels from its Big Spring refinery. Alon also anticipates converting the acquired stores to the 7-Eleven brand. The closing date of the acquisition is expected to occur in the second quarter of 2007, following completion of regulatory and other closing conditions.
     (3) Sale of Amdel and White Oil Pipelines
          On March 1, 2006, Alon sold its Amdel and White Oil crude oil pipelines, which had been inactive since December 2002, to an affiliate of Sunoco, Inc. (or Sunoco) for a total consideration of approximately $68,000. Alon recognized a $52,500 pre-tax gain on disposition of assets in connection with this transaction in the first quarter of 2006. In conjunction with the sale of the Amdel and White Oil pipelines, Alon entered into a 10-year pipeline Throughput and Deficiency Agreement, with an option to extend the agreement by four additional thirty-month periods. The Throughput and Deficiency Agreement allows Alon to maintain crude oil transportation rights on the pipelines from the Gulf Coast and from Midland to the Big Spring refinery. Pursuant to the Throughput and Deficiency Agreement, Alon has agreed to ship a minimum of 15,000 bpd on the pipelines during the term of the agreement. Alon commenced shipments of crude oil through the Amdel and White Oil pipelines under this agreement in October 2006.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (4) Segment Data
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
          (b) Asphalt Segment
          Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks.
          (c) Retail Segment
          Alon’s retail segment operates 206 owned and leased 7-Eleven branded convenience store sites located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public under the 7-Eleven and FINA brand names.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
          Segment data as of and for the three-month periods ended March 31, 2007 and 2006 is presented below.

	Refining and				Consolidated
Three Months ended March 31, 2007	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$765,747	$113,946	$85,839	$—	$965,532
Intersegment sales/purchases	128,222	(94,044)	(34,178)	—	—
Depreciation and amortization	12,719	497	992	234	14,442
Operating income (loss)	63,237	6,261	159	(321)	69,336
Total assets	1,022,899	357,652	100,312	9,516	1,490,379
Turnaround, chemical catalyst and capital expenditures	8,529	136	479	122	9,266

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Refining and				Consolidated
Three Months ended March 31, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$489,794	$22,292	$72,615	$—	$584,701
Intersegment sales/purchases	50,193	(18,803)	(31,390)	—	—
Depreciation and amortization	3,786	59	1,154	524	5,523
Operating income (loss)	103,862	(7,242)	44	(651)	96,013
Total assets	602,799	18,914	68,822	22,042	712,577
Turnaround, chemical catalyst and capital expenditures	5,628	71	223	19	5,941
          Operating income for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, depreciation and amortization and gain on disposition of assets. Sales between segments are transferred at current market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts and other receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (5) Cash and Cash Equivalents
          All highly-liquid instruments with a short-term maturity of three months or less at the time of purchase are considered to be cash equivalents.
     (6) Derivatives and Hedging Activities
          (a) Fair Value of Financial Instruments
          The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The reported amount of long-term debt approximates fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
          (b) Derivative Financial Instruments
          Alon selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and interest rate-related derivative instruments to manage interest rate exposure on its debt instruments. Alon does not enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, Alon does not speculate using derivative instruments. Alon has elected not to designate derivative instruments as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of the derivative instruments are included in income in the period of the change. There is no significant credit risk on Alon’s derivative instruments as all counterparties meet established credit criteria.
          Alon uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Crude oil and refined product forward contracts are used to eliminate price exposure associated with transactions to supply crude oil to the refineries and to the sale of refined products.
          At March 31, 2007, Alon held net forward contracts for purchases of 25 thousand barrels of refined products at an average price of $93.16 per barrel with a fair market value of $2,560. At March 31, 2006, Alon held net forward contracts for purchases of 60 thousand barrels of refined products at an average price of $83.42 per barrel with a fair market value of $5,054. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts were recorded at their fair market values and an unrealized gain of $231 and $47 were recorded as an adjustment to net sales in the consolidated statements of operations for the quarters ended March 31, 2007 and 2006, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          At March 31, 2007, Alon also held futures contracts for net sales of 195 thousand barrels of crude oil, net sales of 25 thousand barrels of refined products and purchases and sales of 50 thousand barrels of heating oil at an average price of $65.27 per barrel with a fair market value of $15,119. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts were recorded at their fair market values and an unrealized loss of $760 has been recorded as an adjustment to cost of sales in the consolidated statements of operations for the quarter ended March 31, 2007.
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
          Carrying value of inventories consisted of the following:

	March 31,	December 31,
	2007	2006
Crude oil, refined products, asphalt and blendstocks	$305,717	$280,212
Materials and supplies	12,059	12,161
Store merchandise	15,836	15,905
Store fuel	4,433	3,186

Total inventories	$338,045	$311,464

          Crude oil, refined products, asphalt and blendstock inventories totaled 5,773 barrels and 5,269 barrels as of March 31, 2007 and December 31, 2006, respectively.
          Market values exceeded LIFO costs by $33,323 and $26,924 at March 31, 2007 and December 31, 2006, respectively.
     (8) Property, Plant and Equipment, net
          Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
Refining facilities	$729,879	$730,036
Pipelines and terminals	40,125	40,108
Retail	79,123	78,722
Other	10,822	10,700

Property, plant and equipment, gross	859,949	859,566
Less accumulated depreciation	(93,131)	(83,730)

Property, plant and equipment, net	$766,818	$775,836

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (9) Other Assets
          Other assets consisted of the following:

	March 31,	December 31,
	2007	2006
Deferred turnaround, chemical catalyst expenditures	$16,441	$12,797
Environmental receivables	11,615	11,853
Deferred debt issuance costs	12,473	10,769
Goodwill	15,317	15,317
Intangible assets	20,491	20,696
Other	8,928	8,046

Total other assets	$85,265	$79,478

     (10) Employee and Postretirement Benefits
          Alon has a qualified defined benefit pension plan covering substantially all of its refining and marketing segment employees, excluding West Coast employees. Alon’s policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Alon’s estimated contributions during 2007 to its pension plan have not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2006. For the three months ended March 31, 2007 and 2006, Alon contributed $645 and $535, respectively, to its qualified pension plan.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Components of net periodic benefit cost:
Service cost	$507	$478
Interest cost	665	608
Expected return on plan assets	(704)	(593)
Amortization of net loss	134	83

Net periodic benefit cost	$602	$576

     (11) Long-Term Debt
          A summary of Alon’s long-term debt follows:

	March 31,	December 31,
	2007	2006
Term loan credit facility	$446,625	$447,750
Revolving credit facilities	—	—
Retail credit facilities	50,345	50,919

Total debt	496,970	498,669
Less current portion	(6,665)	(6,739)

Total long-term debt	$490,305	$491,930

          (a) Term Loan Credit Facility
          On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. Upon consummation of the acquisition of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
Paramount Petroleum Corporation on August 4, 2006, Alon borrowed $400,000. On September 28, 2006, Alon borrowed an additional $50,000 to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. At March 31, 2007 and December 31, 2006, the loan rate was Eurodollar plus 2.25%. Principal payments of 1% per annum on the initial amounts borrowed are paid in quarterly installments. At March 31, 2007 and December 31, 2006, the outstanding balance was $446,625 and $447,750, respectively.
     Interest on borrowings under the Credit Suisse Credit Facility is based upon a margin over the Eurodollar rate between 1.75% and 2.50% per annum, depending upon the ratings of the loan by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on Alon’s cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon.
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
     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any financial covenants.
     (b) Revolving Credit Facilities
     Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to this agreement. Amounts borrowed under the IDB Credit Facility accrue interest at the Eurodollar rate plus 1.5% per annum.
     Under the most recent amended IDB Credit Facility, the term of the revolving credit period was extended through January 2010; existing borrowing costs and letter of credit fees were reduced; and certain covenants were altered (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities. The IDB Credit Facility is secured by a first lien on cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”). All fixed assets previously securing the IDB Credit Facility were released in connection with the February 2006 amendment, but Alon provided a second lien on its fixed assets, excluding assets held by Paramount Petroleum Corporation, under the IDB Credit Facility concurrent with the funding of the Credit Suisse Credit Facility.
     There were no borrowings outstanding under the IDB Credit Facility at March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006, Alon had $127,519 and $102,119, respectively, of outstanding letters of credit under the IDB Credit Facility.
     Bank of America Credit Facility. In conjunction with Alon’s acquisition of Paramount Petroleum Corporation, Alon Holdings, a wholly-owned subsidiary, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A. as Agent and a group of financial institutions, secured by the assets of Paramount Petroleum Corporation. Borrowings under the Bank of America Initial Credit Facility were limited to $215,000, consisting of revolving loans and letters of credit. There were no borrowings outstanding under the Bank of America Initial Credit Facility at December 31, 2006 and outstanding letters of credit were $75,472.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     On March 1, 2007, Alon’s Paramount subsidiary entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America N.A. as Agent, and a group of lenders primarily secured by the assets of Alon Holdings (excluding Alon Pipeline Logistics, LLC). Borrowings under the Bank of America Credit Facility are limited to $300,000, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at the Eurodollar plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the availability as of March 31, 2007, such interest rate would be 1.50% over the Eurodollar. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as limitations on liens, additional indebtedness and certain restrictive payments. There were no borrowings outstanding under the Bank of America Credit Facility at March 31, 2007 and outstanding letters of credit were $112,129.
     (c) Retail Credit Facilities
     On June 6, 2006, Southwest Convenience Stores, LLC (“SCS”), a wholly-owned subsidiary, entered into a Credit Agreement (the “Wachovia Credit Facility”) by and among SCS, as borrower, and Wachovia Bank. Borrowings under the Wachovia Credit Facility are available in the form of (i) a term loan commitment in an aggregate principal amount of $30,000 maturing on June 30, 2016, and (ii) a revolving credit commitment (available in the form of revolving loans and letters of credit) in an aggregate principal amount of $20,000 maturing on June 30, 2009. Revolving loans may be converted by SCS at any time to a term loan which would mature on the tenth anniversary of conversion. At the request of SCS, the revolving credit commitment may be increased by an amount not to exceed $10,000. The aggregate amount of the lenders’ commitments under the entire Wachovia Credit Facility may not exceed $60,000. On July 3, 2006, SCS borrowed $50,000 of which $30,200 was used to refinance existing debt and approximately $19,800 was used to finance the acquisition of Good Time Stores. At March 31, 2007 and December 31, 2006, the outstanding balances were $29,333 and $29,833, respectively, in the form of a term loan and $20,000 in the form of a revolving loan.
     Borrowings under the Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments on term loan borrowings under this credit facility are being paid in monthly installments based on a 15-year amortization term.
     Obligations under the Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon’s wholly-owned subsidiary Alon USA Interests, LLC and all of the subsidiaries of SCS. The obligations under the Wachovia Credit Facility are secured by a pledge of substantially all of the assets of SCS and its subsidiaries, including cash, accounts receivable and inventory.
     The Wachovia Credit Facility includes a financial covenant, fixed charge coverage, that requires SCS to maintain a ratio as of the end of each fiscal year of not less than 1.25 to 1.00; however, a failure by SCS to satisfy this requirement will not be an event of default if Alon USA Energy, Inc. shall have maintained a fixed charge coverage ratio of not less than 1.25 to 1.00 for the same period.
     The Wachovia Credit Facility contains customary restrictive covenants on the activities of SCS and its subsidiaries, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments.
     In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2007 and December 31, 2006, the outstanding balances were $1,012 and $1,086, respectively.
     (d) Secured Term Loan
     On January 14, 2004, Alon entered into a senior secured term loan facility (secured term loan) in the aggregate amount of $100,000 maturing in January 2009. The term loan accrued interest at LIBOR (4.37% at December 31, 2005) plus 6.5% per year, but not less than 10% per annum, and was subject to a minimum annual payment of $2,500 per year which could be increased under certain circumstances or declined by lenders as defined

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
in the agreement. This facility included certain restrictions and covenants, including, among other things, limitations on capital expenditures, dividend restrictions and financial maintenance covenants.
          On January 19, 2006, Alon made a payment of approximately $103,900 in satisfaction of its outstanding borrowings under its secured term loan agreement, including applicable accrued interest and prepayment premiums, with available cash on hand. $100,000 represented a voluntary prepayment of the outstanding principal under the term loan agreement, approximately $3,000 represented a prepayment premium and $900 represented accrued and unpaid interest on the principal balance. The $3,000 prepayment premium and $3,894 of unamortized debt issuance costs are included as interest expense in Alon’s consolidated statements of operations for the first quarter of 2006.
     (12) Stock Based Compensation
          Alon has two employee incentive compensation plans, (i) the 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.
          (a) 2005 Incentive Compensation Plan (share value in dollars)
          The 2005 Incentive Compensation Plan is a component of Alon’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted stock grants and stock appreciation rights discussed below, there have been no awards granted under the 2005 Incentive Compensation Plan.
          Restricted Stock. In August 2005, Alon granted awards of 10,791 shares of restricted stock and in November 2005 Alon granted an award of 12,500 shares of restricted stock, in each case to certain directors, officers and key employees in connection with Alon’s initial public offering in July 2005. The participants were allowed to acquire shares at a discounted price of $12.00 per share with a grant date fair value of $16.00 per share for the August 2005 awards and $20.42 per share for the November 2005 award. In November 2005, Alon granted awards of 52,672 shares of restricted stock to certain officers and key employees with a grant date fair value of $20.42 per share. Non-employee directors are awarded an annual grant of Alon’s common stock valued at $25.00. All restricted shares granted under the 2005 Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
          Compensation expense for the restricted stock grants amounted to $63 for the three months ended March 31, 2007. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.
          The following table summarizes the restricted share activity from January 1, 2006:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2006	78,737	$19.73
Granted	2,253	33.29
Vested	(26,244)	19.73
Forfeited	(5,667)	20.42

Nonvested at December 31, 2006	49,079	$20.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	49,079	$20.27

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          As of March 31, 2007, there was $268 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.
          Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 stock appreciation rights (“SARs”) to certain officers and key employees. The SARs have a grant price equal to the closing price of Alon’s common stock of $28.46 on the date of grant. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the date immediately prior to the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the date immediately prior to the exercise date.
          Compensation expense for the SARs grants amounted to $70 for the three months ended March 31, 2007.
          (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $619 and $365 for the three months ended March 31, 2007 and 2006, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the three months ended March 31, 2007 and for the year ended December 31, 2006 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2006	8,060	$100	3,027	$100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100

Outstanding at December 31, 2006	6,848	100	2,572	100
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2007	6,848	$100	2,572	$100

     (13) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On March 14, 2007, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 1, 2007.
     (14) Earnings Per Share (earnings per share in dollars)
          Basic earnings per share are calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares using the treasury stock method.
          The calculation of earnings per share – basic and diluted for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$35,565	$54,164
Average number of shares of common stock outstanding	46,757	46,731
Dilutive restricted shares	37	29

Average number of shares of common stock outstanding assuming dilution	46,794	46,760

Earnings per share – basic and diluted	$0.76	$1.16

     (15) Commitments and Contingencies
          (a) Commitments
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
          (b) Contingencies
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
          Alon has accrued environmental remediation obligations of $39,600 ($1,750 current payable and $37,850 non-current liability), at March 31, 2007 and $40,099 ($1,750 current payable and $38,349 non-current liability), at December 31, 2006. Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm, and as a result, has recorded $9,822 as a non-current receivable at March 31, 2007. In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. Alon has recorded a current receivable of $1,750 and $1,793 as a non-current receivable at March 31, 2007.
     (16) Subsequent Event
          Dividend Declared
          On May 9, 2007, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on June 14, 2007 to stockholders of record at the close of business on June 1, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.
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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	the synergies and accretion to reported earnings estimated to result from our acquisitions of Paramount Petroleum Corporation and Edgington Oil Company may not be realized;

•	our ability to successfully integrate the operations and employees of Paramount Petroleum Corporation and Edgington Oil Company and the timing of such integration;

•	expected cost savings from the Paramount Petroleum Corporation and Edgington Oil Company acquisitions may not be fully realized or recognized within the expected time frame, and costs or expenses relating to the acquisitions may be higher than expected;

•	revenues or margins following the Paramount Petroleum Corporation and Edgington Oil Company acquisitions may be lower than expected;

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors.”
          Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required by the securities laws to do so.
Company Overview
          We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our four sour and heavy crude oil refineries are located in Texas, California and Oregon and have a combined throughput capacity of approximately 170,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks, asphalt, and other petroleum-based products. Following the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company in 2006, we began reporting our operating results in three operating segments: (1) refining and marketing, (2) asphalt and (3) retail.
          Refining and Marketing Segment. Our refining and marketing segment includes three sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California. These three refineries have a combined throughput capacity of approximately 158,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
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
          Asphalt Segment. Our asphalt segment markets asphalt produced at our three refineries in the refining and marketing segment and transferred to the asphalt segment at bulk wholesale market prices. The asphalt segment also conducts operations at and markets asphalt produced by our fourth refinery located in Willbridge, Oregon. The Willbridge refinery is an asphalt topping refinery with a crude oil throughput capacity of 12,000 bpd. The Willbridge refinery processes primarily heavy crude oil with approximately 70% of its production sold as asphalt products. The Willbridge refinery operates approximately three months per year at times when cargos of heavy crude oil are available for delivery to the refinery.
          Our asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in marketing patented tire rubber modified asphalt products. We produce both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks.

          Retail Segment. Our retail segment operates 206 owned and leased 7-Eleven branded convenience store sites operating primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public under the 7-Eleven and FINA brand names.
First Quarter Overview
          Operational and Financial Highlights
          First quarter 2007 operating income was $68.3 million (excluding $1.0 million attributed to the gain on the disposition of pipeline assets), compared to $40.6 million (excluding $55.4 million attributed to the gain on the disposition of pipeline assets) achieved in the same period last year. The increase in operating income was primarily attributable to stronger gasoline and distillate margins throughout the Company’s refining system and the addition of the California refineries and asphalt assets acquired in 2006. Refined product margins for 2007, both for gasoline and distillates, were comparable to the strong refined product margins realized in 2006. Highlights for the first quarter of 2007 include:
•	Our average refinery operating margin for the Big Spring refinery increased by $2.01 per barrel to $14.36 per barrel for the three months ended March 31, 2007, compared to $12.35 per barrel for the three months ended March 31, 2006. The increase in refinery operating margin for the Big Spring refinery was comparable to the increase in the Gulf Coast 3/2/1 crack spreads which increased by $3.05 per barrel to $12.75 per barrel for the three months ended March 31, 2007 compared to $9.70 per barrel for the three months ended March 31, 2006.

•	The increased margin environment for the first quarter of 2007 was partially offset by lower sweet/sour and light/heavy crude oil differentials. The average sweet/sour spread for the three months ended March 31, 2007 was $3.98 per barrel compared to $6.57 per barrel for the three months ended March 31, 2006.

•	The average light/heavy spread for the three months ended March 31, 2007 was $12.53 per barrel compared to $15.61 per barrel for the three months ended March 31, 2006.

•	Our California refineries and asphalt assets acquired during the third quarter of 2006 generated operating income for the three months ended March 31, 2007 of $21.2 million. The California refineries’ operating margins were $6.59 per barrel and total refinery throughput averaged 59,164 barrels per day for the first quarter of 2007. Asphalt sales relating to these acquired assets were 307,915 tons for the first quarter of 2007 at an average price of approximately $308 per ton.

•	Our capital expenditures and turnaround spending for the three months ended March 31, 2007 totaled approximately $9.3 million.

•	On March 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on March 1, 2007.
          Acquisition of Retail Convenience Stores
          On March 2, 2007, Alon entered into a definitive agreement to acquire Skinny’s, Inc., a privately held Abilene, Texas-based company that owns and operates 102 FINA branded stores in Central and West Texas. The total consideration is estimated to be approximately $70.2 million, subject to certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon expects to continue to market motor fuels sold at these stores under the FINA brand and to supply such fuels from its Big Spring refinery. Alon also anticipates converting the acquired stores to the 7-Eleven brand. The closing date of the acquisition is expected to occur in the second quarter of 2007, following completion of regulatory and other closing conditions.

Major Influences on Results of Operations
          Refining and Marketing
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
          Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil at our Big Spring refinery by calculating the difference between the value of WTI crude oil less the value of WTS crude oil. We refer to this differential as the sweet/sour spread. A widening of the sweet/sour spread can favorably influence our Big Spring refinery’s operating margin. Our California refineries also benefit from processing significant volumes of sour crude oil. We calculate the sweet/sour spread for our California refineries based on the difference between the value of WTS crude oil and WTI crude oil. In addition, our California refineries are capable of processing significant volumes of heavy crude oils which historically have cost less than light crude oils. We measure the cost advantage of refining heavy crude oils by calculating the difference between the value of MAYA crude oil less the value of WTI crude oil, which we refer to as the light/heavy spread. A widening of the light/heavy spread can also favorably influence the refinery operating margins for our California refineries.
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
          Asphalt
          Our earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and bulk wholesale market prices at which asphalt is transferred from our three refineries in the refining and marketing segment. The asphalt segment also conducts operations at and markets asphalt produced by our fourth refinery located in Willbridge, Oregon. A portion of our asphalt sales are made using fixed price contracts for delivery of asphalt products at future dates. Because we price these contracts based on the price of asphalt at the time of the contract, an increase in the costs between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, the operating results for our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
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
Factors Affecting Comparability
          Our financial condition and operating results over the three month periods ended March 31, 2007 and 2006 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
          California Refineries and Asphalt Assets. The financial information for the three months ended March 31, 2007 includes the results of the California refineries and the asphalt assets acquired in the third quarter of 2006. The depreciation and amortization expense increased due to these new assets and interest expense increased due to the fact that new borrowings were made to finance these acquisitions.
          Market Considerations. During the first quarter of 2007, political instability in the Middle East and Nigeria and lower levels of refined product inventories in the U.S. contributed to an increase in the prices of crude oil and refined products.
          Amdel and White Oil Pipeline Transaction. In connection with the Amdel and White Oil transaction, we recognized pre-tax gain of $52.5 million in the three months ended March 31, 2006.
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
          Cost of Sales. Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Substantially all the cost of sales for our motor fuels in the retail segment and also cost of sales in our asphalt segment are purchased from our refining and marketing segment, which are eliminated through consolidation of our financial statements. Asphalt cost of sales includes asphalt and asphalt blending materials. Retail cost of sales includes cost of sales for motor fuels and for merchandise. Motor fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated motor fuel taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions.
          Direct Operating Expenses. Direct operating expenses which relate to our refining and marketing and asphalt segments include costs associated with the actual operations of our refineries, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred. All operating costs associated with our crude oil and product pipelines are considered to be transportation costs and are reflected as cost of sales.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2007 and 2006. We acquired the California refineries and asphalt assets in the third quarter of 2006 and therefore comparable data related to these refineries for the first quarter of 2006 is not included. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	For the Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands, except per
	share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$965,532	$584,701
Operating costs and expenses:
Cost of sales	811,261	497,827
Direct operating expenses	49,283	23,271
Selling, general and administrative expenses (1)	22,165	17,453
Depreciation and amortization (2)	14,442	5,523

Total operating costs and expenses	897,151	544,074

Gain on disposition of assets (3)	955	55,386

Operating income	69,336	96,013
Interest expense (4)	(11,418)	(9,047)
Equity earnings of investees	604	577
Other income, net	890	1,927

Income before income tax expense and minority interest in income of subsidiaries	59,412	89,470
Income tax expense	21,971	32,526

Income before minority interest in income of subsidiaries	37,441	56,944
Minority interest in income of subsidiaries	1,876	2,780

Net income	$35,565	$54,164

Earnings per share	$0.76	$1.16

Weighted average shares outstanding (in thousands)	46,757	46,731

Cash dividends per share	$0.04	$0.41

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$38,868	$(9,723)
Investing activities	(8,876)	129,387
Financing activities	(5,662)	(119,660)

OTHER DATA:
Adjusted EBITDA (5)	$84,317	$48,654
Capital expenditures (6)	4,592	4,638
Capital expenditures for turnaround and chemical catalyst	4,674	1,303

	March 31,	December 31,
	2007	2006
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$88,496	$64,166
Working capital	263,374	228,779
Total assets	1,490,379	1,408,785
Total debt	496,970	498,669
Total stockholders’ equity	324,085	290,330

(1)	Includes corporate headquarters selling, general and administrative expenses of $87 and $127 for the three months ended March 31, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(2)	Includes corporate depreciation and amortization of $234 and $524 for the three months ended March 31, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(3)	Gain on disposition of assets reported in the three months ended March 31, 2007, includes the recognition of $955 deferred gain recorded primarily in connection with the Holly Energy Partners, LP (“HEP”) transaction. Gain on disposition of assets reported in the three months ended March 31, 2006, reflects the $52,500 pre-tax gain on disposition of assets, recorded in connection with the Amdel and White Oil crude oil pipelines transaction and the recognition of $2,886 deferred gain recorded in connection with the HEP transaction.

(4)	Includes $3,000 prepayment premium and $3,894 of unamortized debt issuance costs written off as a result of the prepayment of the $100,000 term loan in January 2006.

(5)	EBITDA represents earnings before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, exclusive of gain on disposition of assets. EBITDA and Adjusted EBITDA are not recognized measurements under GAAP; however, the amounts included in EBITDA and Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items which may vary for different companies for reasons unrelated to overall operating performance. EBITDA is the basis for calculating selected financial ratios as required per our credit facilities. See “—Liquidity and Capital Resources–Cash Position and Indebtedness.”

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
The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2007 and 2006, respectively:

	For the Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Net income	$35,565	$54,164
Minority interest in income of subsidiaries	1,876	2,780
Income tax expense	21,971	32,526
Interest expense	11,418	9,047
Depreciation and amortization	14,442	5,523

EBITDA	85,272	104,040
Gain on disposition of assets	(955)	(55,386)

Adjusted EBITDA	$84,317	$48,654

(6)	Includes corporate capital expenditures of $122 and $19 for the three months ended March 31, 2007 and 2006, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT

	For the Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands, except per
	barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$893,969	$539,987
Operating costs and expenses:
Cost of sales	774,391	462,572
Direct operating expenses	38,447	21,599
Selling, general and administrative expenses	6,199	3,554
Depreciation and amortization	12,719	3,786

Total operating costs and expenses	831,756	491,511

Gain on disposition of assets (2)	1,024	55,386

Operating income	$63,237	$103,862

KEY OPERATING STATISTICS:
Total sales volume (bpd)	133,337	85,370
Non-integrated marketing sales volume (bpd) (3)	13,878	19,347
Non-integrated marketing margin (per barrel sales volume) (3)	$(0.07)	$(0.56)
Per barrel of throughput:
Refinery operating margin – Big Spring (4)	$14.36	$12.35
Refinery operating margin – CA Refineries (4)	6.59	N/A
Refinery direct operating expenses – Big Spring (5)	3.89	3.40
Refinery direct operating expenses – CA Refineries (5)	2.91	N/A
Capital expenditures	3,855	4,325
Capital expenditures for turnaround and chemical catalyst	4,674	1,303

PRICING STATISTICS:
WTI crude oil (per barrel)	$57.95	$63.34
WTS crude oil (per barrel)	53.97	56.77
MAYA crude oil (per barrel)	45.42	47.73
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$12.75	$9.70
Group III	15.00	9.66
West Coast	32.49	19.35
Crude oil differentials (per barrel):
WTI less WTS	$3.98	$6.57
WTI less MAYA	12.53	15.61
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.627	$1.702
Gulf Coast low-sulfur diesel	1.796	1.813
Group III unleaded gasoline	1.672	1.707
Group III low-sulfur diesel	1.866	1.801
West Coast LA CARBOB (unleaded gasoline)	2.260	1.998
West Coast LA ultra low-sulfur diesel	1.939	1.912
Natural gas (per MMBTU)	$7.18	$7.84

THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended
	March 31,
	2007		2006
	bpd	%	bpd	%
Refinery crude throughput:
Sour crude	58,617	89.6	62,720	88.9
Sweet crude	2,373	3.6	3,191	4.5
Blendstocks	4,461	6.8	4,618	6.6

Total refinery throughput (6)	65,451	100.0	70,529	100.0

Refinery production:
Gasoline	30,517	47.2	32,846	47.2
Diesel/jet	18,856	29.1	23,701	34.1
Asphalt	6,956	10.7	6,444	9.3
Petrochemicals	4,768	7.4	4,266	6.0
Other	3,653	5.6	2,346	3.4

Total refinery production (7)	64,750	100.0	69,603	100.0

Refinery Utilization (8)		90.8%		94.2%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended
	March 31,
	2007
	bpd	%
Refinery crude throughput:
Sour crude	21,463	36.3
Heavy crude	37,405	63.2
Blendstocks	296	0.5

Total refinery throughput (6)	59,164	100.0

Refinery production:
Gasoline	6,873	11.9
Diesel/jet	14,086	24.4
Asphalt	18,753	32.5
Light unfinished	2,503	4.3
Heavy unfinished	14,566	25.2
Other	997	1.7

Total refinery production (7)	57,778	100.0

Refinery Utilization (8)		83.9%

(1)	Net sales include intersegment sales to our asphalt and retail segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Gain on disposition of assets reported in the three months ended March 31, 2007 reflects the recognition of $1,024 deferred gain recorded in connection with the HEP transaction. Gain on disposition of assets reported in the three months ended March 31, 2006 reflects the $52,500 pre-tax gain on disposition of assets, recorded in connection with the Amdel and White Oil transaction and the recognition of $2,886 deferred gain recorded in connection with the HEP transaction.

(3)	The non-integrated marketing sales volume represents refined products sales to our wholesale marketing customers located in our non-integrated region. The refined products we sell in this region are obtained from third-party suppliers. The non-integrated marketing margin represents the margin between the net sales and cost of sales attributable to our non-integrated refined products sales volume, expressed on a per barrel basis.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring and California refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(6)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(7)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery.

(8)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT

	For the Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands,
	except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$113,946	$22,292
Operating costs and expenses:
Cost of sales (1)	95,795	26,481
Direct operating expenses	10,836	1,672
Selling, general and administrative expenses	557	1,322
Depreciation and amortization	497	59

Total operating costs and expenses	107,685	29,534

Operating income (loss)	$6,261	$(7,242)

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	358	80
Sales price per ton	$318.28	$278.65
Asphalt margin per ton (2)	$50.70	$(52.36)
Capital expenditures	$136	$71

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to the asphalt sales.

RETAIL SEGMENT

	For the Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands,
	except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$85,839	$72,615
Operating costs and expenses:
Cost of sales (1)	69,297	58,967
Selling, general and administrative expenses	15,322	12,450
Depreciation and amortization	992	1,154

Total operating costs and expenses	85,611	72,571

Loss on disposition of assets	(69)	—

Operating income	$159	$44

KEY OPERATING STATISTICS:
Number of stores (end of period)	206	167
Fuel sales (thousands of gallons)	18,867	17,133
Fuel sales (thousands of gallons per site per month)	31	34
Fuel margin (cents per gallon) (2)	19.7 ¢	17.2	¢
Fuel sales price (dollars per gallon) (3)	$2.32	$2.33
Merchandise sales	$42,040	$32,414
Merchandise sales (per site per month)	67	65
Merchandise margin (4)	30.5%	33.2%
Capital expenditures	$479	$223

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents per gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(3)	Fuel sales price per gallon represents the average sales price for motor fuels sold through our retail segment.

(4)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Net Sales
          Consolidated. Net sales for the three months ended March 31, 2007 were $965.5 million, compared to $584.7 million for the three months ended March 31, 2006, an increase of $380.8 million or 65.1%. This increase was primarily due to the addition of sales from the California refineries and asphalt assets acquired during the third quarter of 2006.
          Refining and Marketing Segment. Net sales for our refining and marketing segment were $894.0 million for the three months ended March 31, 2007, compared to $540.0 million for the three months ended March 31, 2006, an increase of $354.0 million or 65.6%. This increase was primarily due to the inclusion of the sales from our California refineries, and partially offset by lower refined product prices and lower throughput at our Big Spring refinery. The average price of Gulf Coast unleaded gasoline for the first quarter of 2007 decreased approximately $0.08 per gallon to $1.627 per gallon, compared to $1.702 per gallon in the first quarter of 2006, a decrease of 4.4% and the average Gulf Coast low-sulfur diesel price decreased by approximately $0.02 per gallon to $1.796 per gallon in the first quarter of 2007 as compared to $1.813 per gallon in the first quarter of 2006. Our average refinery production in Big Spring decreased by 4,853 bpd to 64,750 bpd in the first quarter of 2007, compared to 69,603 bpd during the first quarter of 2006 due to a scheduled turnaround in January 2007.
          Asphalt Segment. Net sales for our asphalt segment were $113.9 million for the three months ended March 31, 2007, compared to $22.3 million for the three months ended March 31, 2006, an increase of $91.6 million or 410.8%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
          Retail Segment. Net sales for our retail segment were $85.8 million for the three months ended March 31, 2007 compared to $72.6 million for the three months ended March 31, 2006, an increase of $13.2 million or 18.2%. This increase was primarily attributable to the acquisition of 40 Good Time convenience stores on July 3, 2006 resulting in a 10% increase in fuel sales and a 29.7% increase in merchandise sales.
Cost of Sales
          Consolidated. Cost of sales was $811.3 million for the three months ended March 31, 2007, compared to $497.8 million for the three months ended March 31, 2006, an increase of $313.5 million or 63.0%. This increase was primarily due to the addition of cost of sales from the California refineries and asphalt assets acquired during the third quarter of 2006.
          Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $774.4 million for the three months ended March 31, 2007, compared to $462.6 million for the three months ended March 31, 2006, an increase of $311.8 million or 67.4%. This increase was primarily due to the addition of the California refineries, partially offset by a decrease in crude oil prices during the first quarter of 2007 compared to the first quarter of 2006. The average price per barrel of WTS crude oil for the first quarter of 2007 decreased $2.80 per barrel to $53.97 per barrel, compared to $56.77 per barrel for the first quarter of 2006, a decrease of 4.9%.
          Asphalt Segment. Cost of sales for our asphalt segment was $95.8 million for the three months ended March 31, 2007, compared to $26.5 million for the three months ended March 31, 2006, an increase of $69.3 million or 261.5%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
          Retail Segment. Cost of sales for our retail segment was $69.3 million for the three months ended March 31, 2007, compared to $59.0 million for the three months ended March 31, 2006, an increase of $10.3 million or 17.5%. This increase was primarily due to the acquisition of 40 Good Time convenience stores on July 3, 2006.

Direct Operating Expenses
          Consolidated. Direct operating expenses were $49.3 million for the three months ended March 31, 2007, compared to $23.3 million for the three months ended March 31, 2006, an increase of $26.0 million or 111.6%. This increase was primarily attributable to the additional expenses incurred with respect to the California refineries and asphalt assets acquired during the third quarter of 2006.
          Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended March 31, 2007 were $38.4 million, compared to $21.6 million for the three months ended March 31, 2006, an increase of $16.8 million or 77.8%. This increase was primarily attributable to the acquisition of the California refineries.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2007 were $10.8 million, compared to $1.7 million for the three months ended March 31, 2006, an increase of $9.1 million or 535.3%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended March 31, 2007 were $22.2 million, compared to $17.5 million for the three months ended March 31, 2006, an increase of $4.7 million or 26.9%. This increase was primarily attributable to the additional expenses incurred with respect to the California refineries and asphalt assets acquired during the third quarter of 2006.
          Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended March 31, 2007 were $6.2 million, compared to $3.6 million for the three-month period ended March 31, 2006, an increase of $2.6 million or 72.2%. This increase resulted primarily from higher corporate costs associated with the acquisition of the California refineries in late 2006, expenses associated with integrating the acquisitions into our accounting systems and an increase in audit fees relating to the acquisitions.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2007 were $0.6 million, compared to $1.3 million for the three months ended March 31, 2006, a decrease of $0.7 million. This decrease was primarily due to a change in method of corporate allocations.
          Retail Segment. SG&A expenses for our retail segment for the three months ended March 31, 2007 were $15.3 million, compared to $12.5 million for the three months ended March 31, 2006, an increase of $2.8 million or 22.4%. This increase was primarily attributable to higher store expenses due to the acquisition of 40 Good Time convenience stores on July 3, 2006.
Depreciation and Amortization
          Depreciation and amortization for the three months ended March 31, 2007 was $14.4 million, compared to $5.5 million for the three months ended March 31, 2006. This increase was primarily attributable to the California refineries and asphalt assets acquired during the third quarter of 2006 and to the completion of various capital projects in 2006.
Operating Income
          Consolidated. Operating income for the three months ended March 31, 2007 was $69.3 million, compared to $96.0 million operating income for the three months ended March 31, 2006, a decrease of $26.7 million or 27.8%. This decrease was primarily due to the recognition of $52.5 million in gain on disposition of assets recorded in the first quarter of 2006 resulting from the Amdel and White Oil transaction.
          Refining and Marketing Segment. Operating income for the first three months of 2007 decreased by $40.7 million to $63.2 million for the three months ended March 31, 2007 compared to $103.9 million for the three months ended March 31, 2006. Excluding the gain on disposition of assets, which management believes more accurately reflects our operating results, operating income for our refining and marketing segment for the three months ended March 31, 2007 was $62.2 million compared to $48.5 million for the three months ended March 31, 2006, an increase of $13.7 million or 28.2%. Our Big Spring refinery operating margin for the first quarter of 2007 increased $2.01 per barrel to $14.36 per barrel, compared to $12.35 per barrel in the first quarter of 2006. The Gulf Coast 3/2/1 crack spread increased by 31.4% to an average of $12.75 per barrel in the first quarter of 2007 compared to an average of $9.70 per barrel in the first quarter of 2006, contributing to the higher Big Spring refinery margin. Operating income also increased from the operating results of the California refineries acquired in the third quarter of 2006.
          Asphalt Segment. Operating income for our asphalt segment was $6.3 million for the three months ended March 31, 2007, compared to a loss of $7.2 million for the comparable period in 2006, an increase of $13.5 million. This increase was primarily due to the improvement of the operations of the asphalt assets and the asphalt assets acquired during the third quarter of 2006.
          Retail Segment. Operating income for our retail segment was $0.16 million for the three months ended March 31, 2007, compared to $0.04 million for the three months ended March 31, 2006, an increase of $0.12 million. This increase was primarily due to higher fuel sales volume and margins.
Interest Expense
          Interest expense was $11.4 million for the three months ended March 31, 2007, compared to $9.0 million for the three months ended March 31, 2006, an increase of $2.4 million or 26.7%. This increase was primarily attributable to $469.8 million of new borrowings to finance the acquisitions made during the third quarter of 2006.
Income Tax Expense
          Income tax expense was $22.0 million for the three months ended March 31, 2007, compared to $32.5 million for the three months ended March 31, 2006, a decrease of $10.5 million. This decrease resulted from our lower taxable income in the first quarter of 2007 compared to the first quarter of 2006, due to the gain on disposition of assets recorded in the first quarter of 2006 resulting from the Amdel and White Oil transaction. Our effective tax rate was 37.0% for the first quarter of 2007, compared to an effective tax rate of 36.4% for the first quarter of 2006.
Minority Interest In Income Of Subsidiaries
          Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $1.9 million for the three months ended March 31, 2007, compared to $2.8 million for the three months ended March 31, 2006, a decrease of $0.9 million. This decrease was attributable to our lower after-tax income in the quarter as a result of the factors discussed above.
Net Income
          Net income was $35.6 million for the three months ended March 31, 2007, compared to $54.2 million for the three months ended March 31, 2006, a decrease of $18.6 million or 34.3%. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. We believe that our cash on hand, cash flows from operations and borrowings under our revolving credit facilities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations during the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business or acquisitions that we complete.
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
Cash Flows
     The following table sets forth our consolidated cash flows for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$38,868	$(9,723)
Investing activities	(8,876)	129,387
Financing activities	(5,662)	(119,660)

Net increase in cash and cash equivalents	$24,330	$4

Cash Flows Provided by (Used In) Operating Activities
     Net cash provided by operating activities during the three months ended March 31, 2007 was $38.9 million, compared to cash used of $9.7 million during the three months ended March 31, 2006. The net change in cash provided by operating activities was primarily attributable to higher net income before gain on sale of assets, partially offset by an increase in working capital levels primarily associated with higher prices for crude oil and refined products.
Cash Flows (Used In) Provided By Investing Activities
     Net cash used in investing activities was $8.9 million during the three months ended March 31, 2007, compared to cash provided by investing activities of $129.4 million during the three months ended March 31, 2006. Capital expenditures in the first three months of 2007 totaled $9.3 million and included $4.7 million for chemical catalyst and $4.6 million for various regulatory, sustaining and capital improvement projects. Cash provided by investing activities during the first three months of 2006 included $68.0 million in net proceeds received in the Amdel and White Oil transaction and the sale of short-term investments of $67.3 million less capital expenditures of $5.9 million.
Cash Flows Used In Financing Activities
     Net cash used by financing activities was $5.7 million during the three months ended March 31, 2007, compared to cash used of $119.7 million during the three months ended March 31, 2006. Cash used in financing activities in the first three months of 2007 included $1.7 million in debt repayments, $1.9 million of dividends paid to stockholders and $2.1 million in fees paid to lending institutions associated with the Bank of America Credit

Facility. Cash used in financing activities in the first three months of 2006 included $100.0 million prepayment of our term loan and $19.2 million of dividends paid to stockholders.
Cash Position and Indebtedness
     We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly rated instruments issued by financial institutions or government entities with strong credit standings. As of March 31, 2007, our total cash and cash equivalents were $88.5 million and we had total debt of $497.0 million.
     Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of March 31, 2007:

	As of March 31, 2007
	(dollars in thousands)
	Amount Outstanding	Total Facility	Total Availability (1)
Debt, including current portion:
Term loan credit facility	$446,625	$446,625	$—
Revolving credit facilities	—	540,000	300,352
Retail credit facilities	50,345	50,345	—

Totals	$496,970	$1,036,970	$300,352

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of March 31, 2007 which was $300.4 million or (b) total borrowing base less outstanding borrowings and letters of credit as of March 31, 2007 which was $300.6 million.
     Term Loan Credit Facility.
     On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. Upon consummation of the acquisition of Paramount Petroleum Corporation on August 4, 2006, we borrowed $400.0 million. On September 28, 2006, we borrowed an additional $50.0 million to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. At March 31, 2007 and December 31, 2006, the loan rate was Eurodollar plus 2.25%. Principal payments of 1% per annum on the initial amounts borrowed are paid in quarterly installments. At March 31, 2007 and December 31, 2006, the outstanding balance was $446.6 million and $447.8 million, respectively.
     Interest on borrowings under the Credit Suisse Credit Facility is based upon a margin over the Eurodollar rate between 1.75% and 2.50% per annum, depending upon the ratings of the loan by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of our remaining assets.
     We may, from time to time, request an additional $100.0 million of term loans under the Credit Suisse Credit Facility provided that the sum of the incremental loans and the then outstanding loans under the Credit Suisse Credit Facility does not exceed $550.0 million.
     We may prepay at any time a portion or all of the outstanding loan balance under the Credit Suisse Credit Facility with no prepayment premium.
     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any financial covenants.

     Revolving Credit Facilities.
     Israel Discount Bank Credit Facility. We entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The initial commitment of the lenders under the IDB Credit Facility is $160.0 million with options to increase the commitment to $240.0 million if crude oil prices increase above certain levels or we increase our throughput capacity of facilities owned by subsidiaries that are parties to this agreement. Amounts borrowed under the IDB Credit Facility accrue interest at the Eurodollar rate plus 1.5% per annum.
     Under the most recent amended IDB Credit Facility, the term of the revolving credit period was extended through January 2010; existing borrowing costs and letter of credit fees were reduced; and certain covenants were altered (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities. The IDB Credit Facility is secured by a first lien on cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”). All fixed assets previously securing the IDB Credit Facility were released in connection with the February 2006 amendment, but we provided a second lien on our fixed assets, excluding assets held by Paramount Petroleum Corporation, under the IDB Credit Facility concurrent with the funding of the Credit Suisse Credit Facility.
     There were no borrowings outstanding under the IDB Credit Facility at March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006, we had $127.5 million and $102.1 million, respectively, of outstanding letters of credit under the IDB Credit Facility.
     Bank of America Credit Facility. In conjunction with our acquisition of Paramount Petroleum Corporation, Alon Holdings, a wholly-owned subsidiary, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A. as Agent and a group of financial institutions, secured by the assets of Paramount Petroleum Corporation. Borrowings under the Bank of America Initial Credit Facility were limited to $215.0 million, consisting of revolving loans and letters of credit. There were no borrowings outstanding under the Bank of America Initial Credit Facility at December 31, 2006 and outstanding letters of credit were $75.5 million.
     On March 1, 2007, our Paramount subsidiary entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America N.A. as Agent, and a group of lenders primarily secured by the assets of Alon Holdings (excluding Alon Pipeline Logistics, LLC). Borrowings under the Bank of America Credit Facility are limited to $300.0 million, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at the Eurodollar plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the availability as of March 31, 2007, such interest rate would be 1.50% over the Eurodollar. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as liens, additional indebtedness and certain restrictive payments. There were no borrowings outstanding under the Bank of America Credit Facility at March 31, 2007 and outstanding letters of credit were $112.1 million.
     Retail Credit Facilities.
     On June 6, 2006, Southwest Convenience Stores, LLC (“SCS”), a wholly-owned subsidiary, entered into a Credit Agreement (the “Wachovia Credit Facility”) by and among SCS, as borrower, and Wachovia Bank. Borrowings under the Wachovia Credit Facility are available in the form of (i) a term loan commitment in an aggregate principal amount of $30.0 million maturing on June 30, 2016, and (ii) a revolving credit commitment (available in the form of revolving loans and letters of credit) in an aggregate principal amount of $20.0 million maturing on June 30, 2009. Revolving loans may be converted by SCS at any time to a term loan which would mature on the tenth anniversary of conversion. At the request of SCS, the revolving credit commitment may be increased by an amount not to exceed $10.0 million. The aggregate amount of the lenders’ commitments under the entire Wachovia Credit Facility may not exceed $60.0 million. On July 3, 2006, SCS borrowed $50.0 million of which $30.2 million was used to refinance existing debt and approximately $19.8 million was used to finance the acquisition of Good Time Stores. At March 31, 2007 and December 31, 2006, the outstanding balances were $29.3 million and $29.8 million, respectively, in the form of a term loan and $20.0 million in the form of a revolving loan.
     Borrowings under the Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments on term loan borrowings under this credit facility are being paid in monthly installments based on a 15-year amortization term.
     Obligations under the Wachovia Credit Facility are jointly and severally guaranteed by us, our wholly-owned subsidiary Alon USA Interests, LLC and all of the subsidiaries of SCS. The obligations under the Wachovia Credit Facility are secured by a pledge of substantially all of the assets of SCS and its subsidiaries, including cash, accounts receivable and inventory.
     The Wachovia Credit Facility includes a financial covenant, fixed charge coverage, that requires SCS to maintain a ratio as of the end of each fiscal year of not less than 1.25 to 1.00; however, a failure by SCS to satisfy this requirement will not be an event of default if Alon USA Energy, Inc. shall have maintained a fixed charge coverage ratio of not less than 1.25 to 1.00 for the same period.
     The Wachovia Credit Facility contains customary restrictive covenants on the activities of SCS and its subsidiaries, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments.
     In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2007 and December 31, 2006, the outstanding balances were $1.0 million and $1.1 million, respectively.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2007 is $76.4 million, of which $6.0 million is related to regulatory and compliance projects, $11.1 million is related to turnaround and chemical catalyst, and $59.3 million is related to various improvement and sustaining projects. Approximately $9.3 million has been spent as of March 31, 2007.
     Clean Air Capital Expenditures. We expect to spend approximately $15.4 million over the next four years to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
     Turnaround and Chemical Catalyst Costs. We expect to spend approximately $11.1 million during 2007 relating to turnaround and chemical catalyst. Approximately $4.7 million has been spent as of March 31, 2007 compared to $1.3 million for the same period in 2006.
Contractual Obligations and Commercial Commitments
     There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of entering into a definitive agreement to acquire Skinny’s, Inc. for a total consideration of approximately $70.2 million, subject to certain post-closing adjustments.
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
     Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2006.
New Accounting Standards and Disclosures
     Disclosed in Note 1(c) Basis of Presentation and Certain Significant Accounting Policies — New Accounting Standards.

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
     We maintain inventories of crude oil, asphalt, feedstocks and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2007, we held approximately 5.8 million barrels of crude, product, and asphalt inventories valued under the LIFO valuation method with an average cost of $52.95 per barrel. Market value exceeded carrying value of LIFO costs by $33.3 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $5.8 million.
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
     The following table provides information about our derivative commodity instruments as of March 31, 2007:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Fair	Gain
of Activity	Volume	Price/BBL	Price	Value	Value	(Loss)
				(in thousands)
Futures-short (crude)	(195,000)	$—	$63.20	$(12,324)	$(12,958)	$(634)
Futures-short (RBOB)	(25,000)	—	83.97	(2,099)	(2,161)	(62)
Futures-long (heating oil)	50,000	73.92	—	3,696	3,947	251
Futures-short (heating oil)	(50,000)	—	72.63	(3,632)	(3,947)	(315)
Forwards-long (refined products)	25,000	93.16	—	2,329	2,560	231

Interest Rate Risk
     As of March 31, 2007, $497.0 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and 1.5% per annum, respectively. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $5.0 million per year.
ITEM 4. CONTROLS AND PROCEDURES
   (1) Evaluation of disclosure controls and procedures.
     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
   (2) Changes in internal control over financial reporting.
     There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     Bonus Plans
     On May 9, 2007, Alon’s Board of Directors approved two new annual bonus plans pursuant to Alon’s 2005 Incentive Compensation Plan. Annual cash bonuses under these plans are anticipated to be distributed to eligible employees in the first quarter of each year based on the previous year’s performance, commencing in 2008 based on performance during Alon’s 2007 fiscal year. The plan elements described below are applicable to both bonus plans, with the exception that Alon’s refining and marketing employees are eligible to participate in one plan based primarily on the performance of Alon’s Big Spring refinery and the employees of Alon’s Paramount subsidiary are eligible to participate in the other plan based primarily on the performance of Alon’s California refineries. The plan applicable to Alon’s refining and marketing employees replaces Alon’s previous annual incentive cash bonus and annual 10% bonus plans. Under each bonus plan, bonus payments are based 37.5% on meeting or exceeding target reliability measures, 37.5% on meeting or exceeding target free cash flow measures and 25% on meeting or exceeding target safety and environmental objectives. The bonus pool available under each plan will be calculated each year based on 20% of the aggregate direct salary expenses of the employees eligible to participate in such plan. All of Alon’s current named executive officers are eligible to participate in the bonus plan applicable to Alon’s refining and marketing employees. The bonus potential for Alon’s named executive officers ranges from 65% to 100% of the respective executive officer’s base salary, as established in each executive officer’s employment agreement.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, by and among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.2	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, by and among Alon USA Energy, Inc., Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.3	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.4	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.5	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 12, 2007, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: May 10, 2007	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: May 10, 2007	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: May 10, 2007	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, by and among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.2	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, by and among Alon USA Energy, Inc., Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.3	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.4	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.5	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 12, 2007, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.