Form 10-Q
period 2007-06-30
Alon USA Energy, Inc.
filed 2007-08-09
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2007 was 46,808,444.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,668	$64,166
Accounts and other receivables, net	244,374	126,634
Inventories	312,267	311,464
Prepaid expenses and other current assets	7,207	12,909

Total current assets	723,516	515,173

Equity method investments	40,311	38,298
Property, plant and equipment, net	731,818	775,836
Other assets	170,577	79,478

Total assets	$1,666,222	$1,408,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,596	$202,447
Accrued liabilities	99,616	66,808
Current portion of deferred gain on disposition of assets	9,433	10,400
Current portion of long-term debt	10,416	6,739

Total current liabilities	409,061	286,394

Other non-current liabilities	64,630	65,885
Deferred gain on disposition of assets	38,178	42,299
Long-term debt	531,042	491,930
Deferred income tax liability	186,221	222,415

Total liabilities	1,229,132	1,108,923

Commitments and contingencies (note 15)
Minority interest in subsidiaries	18,852	9,532

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,808,444 and 46,806,443 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	468	468
Additional paid-in capital	182,097	181,622
Accumulated other comprehensive loss, net of income tax	(7,816)	(7,816)
Retained earnings	243,489	116,056

Total stockholders’ equity	418,238	290,330

Total liabilities and stockholders’ equity	$1,666,222	$1,408,785

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$1,186,693	$672,262	$2,152,225	$1,256,963
Operating costs and expenses:
Cost of sales	929,575	556,689	1,740,836	1,054,516
Direct operating expenses	54,746	22,164	104,029	45,435
Selling, general and administrative expenses	27,034	20,354	49,199	37,807
Depreciation and amortization	11,153	5,408	25,595	10,931

Total operating costs and expenses	1,022,508	604,615	1,919,659	1,148,689

Gain on disposition of assets	2,525	2,279	3,480	57,665

Operating income	166,710	69,926	236,046	165,939
Interest expense	(11,669)	(1,349)	(23,087)	(10,396)
Equity earnings of investees	3,936	176	4,540	753
Other income, net	2,291	2,174	3,181	4,101

Income before income tax expense and minority interest in income of subsidiaries	161,268	70,927	220,680	160,397
Income tax expense	59,650	25,607	81,621	58,133

Income before minority interest in income of subsidiaries	101,618	45,320	139,059	102,264
Minority interest in income of subsidiaries	6,005	2,229	7,881	5,009

Net income	$95,613	$43,091	$131,178	$97,255

Earnings per share, basic	$2.05	$0.92	$2.81	$2.08

Weighted average shares outstanding (in thousands)	46,758	46,733	46,758	46,732

Cash dividends per share	$0.04	$0.04	$0.08	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$131,178	$97,255
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,595	10,931
Stock compensation	2,140	1,420
Deferred income tax expense	(417)	22,658
Minority interest in income of subsidiaries	7,881	5,009
Equity earnings of investees (net of dividends)	(2,095)	—
Gain on disposition of assets	(3,480)	(57,665)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(116,956)	(40,471)
Inventories	5,137	(34,212)
Prepaid expenses and other current assets	5,818	340
Other assets	(645)	1,903
Accounts payable	80,138	(21,072)
Accrued liabilities	27,317	9,518
Other non-current liabilities	(2,703)	(324)

Net cash provided by (used in) operating activities	158,908	(4,710)

Cash flows from investing activities:
Capital expenditures	(17,667)	(23,165)
Turnaround and chemical catalyst expenditures	(5,137)	(2,925)
Acquisition of Skinny’s	(77,185)	—
Proceeds from disposition of assets, net	—	68,000
Escrow deposits and costs relating to acquisitions	—	(31,868)
Sale of short-term investments, net	—	185,320
Dividends from investment in investees (net of equity earnings)	—	432
Minority interest shares purchased	—	(186)

Net cash (used in) provided by investing activities	(99,989)	195,608

Cash flows from financing activities:
Dividends paid to minority interest stockholders	(226)	(1,078)
Dividends paid to stockholders	(3,745)	(21,065)
Deferred debt issuance costs	(2,235)	—
Additions to long-term debt	46,167	—
Payments on long-term debt	(3,378)	(101,227)

Net cash provided by (used in) financing activities	36,583	(123,370)

Net change in cash and cash equivalents	95,502	67,528
Cash and cash equivalents, beginning of period	64,166	136,820

Cash and cash equivalents, end of period	$159,668	$204,348

Supplemental cash flow information:
Cash paid for interest	$19,819	$6,617

Cash paid for income tax	$48,972	$17,596

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (1) Basis of Presentation and Certain Significant Accounting Policies
          (a) Basis of Presentation
          The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon” or the “Company”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2007.
          The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2006.
          (b) Revenue Recognition
          In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. All purchases and sales of crude oil are recorded net, in cost of sales in the consolidated statements of operations.
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
          (c) New Accounting Standards
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Alon performed a review of its tax positions and adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on Alon’s results of operations or financial position as Alon has no unrecognized tax benefits.
          Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes in other non-operating expenses, other, net in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California and Texas comprising the majority of the Company’s state income tax. The federal tax years 2000 to 2004 are closed to audit, with 2005 and 2006 remaining open to audit. In general the state tax years open to audit range from 2000 to 2006. The Company’s liability for unrecognized tax benefits and accrued interest did not increase during either the three or six months ended June 30, 2007.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect Alon’s financial position or results of operations.
          During September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition of the funded status of the plans, measured as of the fiscal year end. Alon adopted this method as of December 31, 2006.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Alon does not expect the adoption of Statement No. 159 to have a material effect on its results of operations or financial position.
     (2) Acquisitions
          Good Time Stores Acquisition
          On July 3, 2006, Alon completed the purchase of 40 retail stores from Good Time Stores in El Paso, Texas. The purchase price for the 40 stores acquired was $27,024 in cash, including $2,349 for inventories and assumption of certain lease obligations.
          In conjunction with the Good Time Stores acquisition, Alon completed a draw down of $50,000 under a credit agreement dated June 6, 2006. Of this $50,000, $19,800 was used to finance the acquisition and $30,200 was used to refinance existing retail segment debt.
          The purchase price has been allocated as set forth below based on an independent appraisal of fair values of the assets acquired and the goodwill assumed at the date of acquisition.

Cash paid	$26,043
Transaction costs	981

Total Purchase Price	$27,024

          The purchase price was allocated as follows:

Inventories and other current assets	$2,693
Property, plant and equipment	5,014
Intangible assets	4,000
Goodwill	15,317

Total Purchase Price	$27,024

          Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Alon’s expected discounted future value of cash flows and additional sales were the primary factors contributing to the recognition of goodwill.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Paramount Acquisition
          On August 4, 2006, Alon completed the purchase of the stock of Paramount Petroleum Corporation, an independent refiner of petroleum products. Paramount Petroleum Corporation’s assets include two refineries, located in Paramount, California and Willbridge, Oregon, with a combined refining capacity of 66,000 barrels per day (“bpd”) of heavy crude oil and seven asphalt terminals, other than the refineries’ terminals, located in Richmond Beach, Washington; Elk Grove and Mojave, California; Phoenix, Fredonia, and Flagstaff, Arizona; and Fernley, Nevada (50% interest) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in patented tire rubber modified asphalt products that are provided in six terminals.
          The final purchase price for Paramount Petroleum Corporation is pending settlement of certain post closing adjustments. The purchase price has been preliminarily allocated based on an independent appraisal of the assets acquired and the liabilities assumed at the July 31, 2006 effective date of the acquisition. The purchase price allocation is pending completion of an analysis of the independent appraisal and settlement of certain post closing adjustments.

Cash paid, less unrestricted cash acquired	$491,723
Transaction costs	3,599

Total Purchase Price	$495,322

          The purchase price was preliminarily allocated as follows:

Current assets, net of unrestricted cash acquired	$308,135
Property, plant and equipment	388,791
Deferred charges and other assets	13,803
Equity method investments	15,836
Intangibles	10,300
Goodwill	66,055
Current liabilities	(165,824)
Deferred income tax liability	(106,037)
Other liabilities	(35,737)

Total Purchase Price	$495,322

          Alon retired all of the Paramount Petroleum Corporation debt at the closing of the acquisition.
          Unaudited Pro Forma Financial Information
          The consolidated statements of operations include the results of the Paramount Petroleum Corporation acquisition from August 1, 2006. The following unaudited pro forma financial information for Alon assumes:
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The unaudited pro forma financial information is not necessarily indicative of the results that would have been obtained had the transaction actually occurred on January 1, 2006 or the results of future operations (in thousands, except per share amounts):

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)	(pro forma)
Net sales	$2,152,225	$1,988,281
Operating income	236,046	196,201
Net income	131,178	102,612
Earnings per share, basic	$2.81	$2.20
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The purchase price has been allocated as set forth below based on an independent appraisal of fair values of the assets at the date of acquisition.

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
          Skinny’s Acquisition
          On June 29, 2007, Alon completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owns and operates 102 FINA branded stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70,200 plus adjustments of $6,985 for working capital and debt. The total consideration is estimated to be $77,185, subject to certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon expects to market motor fuels sold at these stores under the FINA brand and to primarily supply such fuels from its Big Spring refinery.
          In conjunction with the Skinny’s, Inc. acquisition, Alon completed a draw down of $46,167 under its amended and restated credit agreement dated June 29, 2007.
          The purchase price has been preliminarily allocated as set forth below based on estimated fair values of the assets acquired and the goodwill assumed at the date of acquisition.

Cash paid	$76,886
Transaction costs	299

Total Purchase Price	$77,185

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The purchase price was preliminarily allocated as follows:

Current assets, net of unrestricted cash acquired	$6,844
Property, plant and equipment	58,853
Other assets	766
Goodwill	22,316
Current liabilities	(10,648)
Other non-current liabilities	(946)

Total Purchase Price	$77,185

          Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Alon’s expected discounted future value of cash flows and additional sales were the primary factors contributing to the recognition of goodwill.
          Pipeline Acquisition
          On June 29, 2007, Alon purchased a crude oil and unfinished products pipeline system from Kinder Morgan, Inc. known as the “Black Oil System” for a purchase price of $4,500. The “Black Oil System” includes approximately 6 miles of active and 13 miles of inactive pipelines in the Long Beach, California area.
     (3) Sale of Amdel and White Oil Pipelines
          On March 1, 2006, Alon sold its Amdel and White Oil crude oil pipelines, which had been inactive since December 2002, to an affiliate of Sunoco, Inc. (“Sunoco”) for total consideration of approximately $68,000. Alon recognized a $52,500 pre-tax gain on disposition of assets in connection with this transaction in the first quarter of 2006. In conjunction with the sale of the Amdel and White Oil pipelines, Alon entered into a 10-year pipeline Throughput and Deficiency Agreement, with an option to extend the agreement by four additional thirty-month periods. The Throughput and Deficiency Agreement allows Alon to maintain crude oil transportation rights on the pipelines from the Gulf Coast and from Midland to the Big Spring refinery. Pursuant to the Throughput and Deficiency Agreement, Alon has agreed to ship a minimum of 15,000 bpd on the pipelines during the term of the agreement. Alon commenced shipments of crude oil under this agreement in October 2006.
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
          (a) Refining and Marketing Segment
          Alon’s refining and marketing segment includes three sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”). At these refineries Alon refines crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. In addition, finished products are acquired through exchange agreements and third-party suppliers. Alon primarily markets gasoline and diesel under the FINA brand name, through a network of approximately 1,100 locations. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties.

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
          (c) Retail Segment
          Alon’s retail segment operates 308 owned and leased convenience stores located primarily in Central and West Texas and New Mexico. The total store sites reflect the Skinny’s, Inc. acquisition (Note 2). These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Segment data as of and for the three-month and six-month periods ended June 30, 2007 and 2006 are presented below.

	Refining and				Consolidated
Three Months ended June 30, 2007	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$899,423	$181,445	$105,825	$—	$1,186,693
Intersegment sales/purchases	159,724	(112,832)	(46,892)	—	—
Depreciation and amortization	9,254	558	1,140	201	11,153
Operating income (loss)	153,984	12,196	861	(331)	166,710
Total assets	1,071,422	385,386	201,256	8,158	1,666,222
Turnaround, chemical catalyst and capital expenditures	10,711	1,024	1,498	305	13,538

	Refining and				Consolidated
Three Months ended June 30, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$536,536	$48,911	$86,815	$—	$672,262
Intersegment sales/purchases	80,254	(41,170)	(39,084)	—	—
Depreciation and amortization	3,738	63	1,110	497	5,408
Operating income (loss)	68,637	662	1,219	(592)	69,926
Total assets	618,499	42,644	71,144	14,314	746,601
Turnaround, chemical catalyst and capital expenditures	17,844	297	1,951	57	20,149

	Refining and				Consolidated
Six Months ended June 30, 2007	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$1,665,170	$295,391	$191,664	$—	$2,152,225
Intersegment sales/purchases	287,946	(206,876)	(81,070)	—	—
Depreciation and amortization	21,973	1,055	2,132	435	25,595
Operating income (loss)	217,221	18,457	1,020	(652)	236,046
Total assets	1,071,422	385,386	201,256	8,158	1,666,222
Turnaround, chemical catalyst and capital expenditures	19,240	1,160	1,977	427	22,804

	Refining and				Consolidated
Six Months ended June 30, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$1,026,330	$71,203	$159,430	$—	$1,256,963
Intersegment sales/purchases	130,447	(59,973)	(70,474)	—	—
Depreciation and amortization	7,524	122	2,264	1,021	10,931
Operating income (loss)	172,499	(6,580)	1,263	(1,243)	165,939
Total assets	618,499	42,644	71,144	14,314	746,601
Turnaround, chemical catalyst and capital expenditures	23,472	368	2,174	76	26,090
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
          At June 30, 2007, Alon held net futures contracts for sales of 120 thousand barrels of crude oil, sales and purchases of 25 thousand barrels of refined products and sales and purchases of 105 thousand barrels of heating oil at an average price of $64.89 per barrel with a fair market value of $8,482. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $694 has been included in cost of sales in the consolidated statements of operations for the quarter ended June 30, 2007. At June 30, 2006, Alon held net forward contracts for purchases of 25 thousand barrels of refined products at an average price of $90.55 per barrel with a fair market value of $2,278. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts were recorded at their fair market values and an unrealized gain of $24 was included as an offset to cost of sales in the consolidated statements of operations for the quarter ended June 30, 2006.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Carrying value of inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Crude oil, refined products, asphalt and blendstocks	$271,740	$280,212
Materials and supplies	12,357	12,161
Store merchandise	20,873	15,905
Store fuel	7,297	3,186

Total inventories	$312,267	$311,464

          Crude oil, refined products, asphalt and blendstock inventories totaled 5,263 barrels and 5,269 barrels as of June 30, 2007 and December 31, 2006, respectively.
          Market values exceeded LIFO costs by $66,036 and $26,924 at June 30, 2007 and December 31, 2006, respectively.
     (8) Property, Plant and Equipment, net
           Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
Refining facilities	$640,097	$730,036
Pipelines and terminals	40,153	40,108
Retail	139,347	78,722
Other	11,128	10,700

Property, plant and equipment, gross	830,725	859,566
Less accumulated depreciation	(98,907)	(83,730)

Property, plant and equipment, net	$731,818	$775,836

          An adjustment to the purchase price allocation of Paramount Petroleum Corporation resulted in a decrease of $101,055 to refining facilities. The decrease to refining facilities, net of a change in deferred tax liabilities, resulted in goodwill in the amount of $66,055 that is included in Other Assets (Note 9). As a result of the adjustment to the purchase price allocation, depreciation expense was reduced, during the second quarter of 2007, by approximately $3,400. This reduction is for the depreciation expense that was recorded since the acquisition on the higher value originally allocated to refining facilities.
     (9) Other Assets
           Other assets consisted of the following:

	June 30,	December 31,
	2007	2006
Deferred turnaround, chemical catalyst expenditures	$12,781	$12,797
Environmental receivables	11,451	11,853
Deferred debt issuance costs	12,177	10,769
Goodwill	104,089	15,317
Intangible assets	19,369	20,696
Other	10,710	8,046

Total other assets	$170,577	$79,478

     (10) Employee and Postretirement Benefits
          Alon has a qualified defined benefit pension plan covering substantially all of its refining and marketing segment employees, excluding West Coast employees. Alon’s policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Alon’s estimated contributions during 2007 to its pension plan have not changed significantly from amounts previously

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
disclosed in Alon’s consolidated financial statements for the year ended December 31, 2006. For the six months ended June 30, 2007 and 2006, Alon contributed $1,555 and $1,180, respectively, to its qualified pension plan.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$507	$478	$1,014	$956
Interest cost	665	608	1,330	1,216
Expected return on plan assets	(704)	(593)	(1,408)	(1,186)
Amortization of net loss	134	83	268	166

Net periodic benefit cost	$602	$576	$1,204	$1,152

     (11) Long-Term Debt
          A summary of Alon’s long-term debt follows:

	June 30,	December 31,
	2007	2006
Term loan credit facility	$445,500	$447,750
Revolving credit facilities	—	—
Retail credit facilities	95,958	50,919

Total debt	541,458	498,669
Less current portion	(10,416)	(6,739)

Total long-term debt	$531,042	$491,930

          (a) Term Loan Credit Facility
          Credit Suisse Credit Facility. On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. Upon consummation of the acquisition of Paramount Petroleum Corporation on August 4, 2006, Alon borrowed $400,000. On September 28, 2006, Alon borrowed an additional $50,000 to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. At June 30, 2007 and December 31, 2006, the interest rate was Eurodollar plus 2.25%. Principal payments of 1% per annum on the initial amounts borrowed are paid in quarterly installments. At June 30, 2007 and December 31, 2006, the outstanding balance was $445,500 and $447,750, respectively.
          Interest on borrowings under the Credit Suisse Credit Facility is based upon a margin over the Eurodollar rate between 1.75% and 2.50% per annum, depending upon the ratings of the loan by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on Alon’s cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon, excluding the assets of its retail subsidiaries.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any requirement to maintain financial covenants.
          (b) Revolving Credit Facilities
          Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to this agreement. Amounts borrowed under the IDB Credit Facility accrue interest at the Eurodollar rate plus 1.5% per annum.
          The IDB Credit Facility was amended to extend the term of the revolving credit period through January 2010, to reduce existing borrowing costs and letter of credit fees, and to alter certain restrictive covenants (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities and eliminated certain financial covenants and requirements. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), and those of Alon’s retail subsidiaries and (ii) a second lien on its fixed assets excluding assets held by Paramount Petroleum Corporation and Alon’s retail subsidiaries.
          There were no borrowings outstanding under the IDB Credit Facility at June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006, Alon had $135,019 and $102,119, respectively, of outstanding letters of credit under the IDB Credit Facility.
          Bank of America Credit Facility. In conjunction with the acquisition of Paramount Petroleum Corporation, Alon Holdings, a subsidiary of Alon, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A., as Agent, and a group of financial institutions secured by the assets of Paramount Petroleum Corporation. There were no borrowings outstanding under the Bank of America Initial Credit Facility at December 31, 2006 and outstanding letters of credit were $75,472.
          On March 1, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America N.A., as Agent, and a group of lenders. The Bank of America Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowings under the Bank of America Credit Facility are limited to $300,000, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at the LIBOR plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the availability as of June 30, 2007, such interest rate would be 1.25% over the LIBOR rate. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as limitations on liens, additional indebtedness and certain restrictive payments. There were no borrowings outstanding under the Bank of America Credit Facility at June 30, 2007 and outstanding letters of credit were $115,079.
          (c) Retail Credit Facilities
          On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lenders party hereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent. The Amended Wachovia Credit Facility amends and restates the credit agreement dated June 6, 2006, among SCS, the lenders party thereto and Wachovia (the “Original Credit Facility”).
          The assets of Skinny’s, LLC and SCS and each of their subsidiaries, including cash, accounts receivable and inventory, are pledged as security for the obligations under the Amended Wachovia Credit Facility. Skinny’s, LLC was formerly known as ALOSKI, LLC, an entity that Alon formed in connection with the acquisition of Skinny’s, Inc. The commitment of the lenders under the Amended Wachovia Credit Facility is limited to $95,000.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Prior to the amendment, $48,833 was outstanding under the Original Credit Facility, consisting of a $28,833 term loan and a $20,000 revolving credit loan. In connection with the Skinny’s acquisition, SCS converted the existing revolving credit loan of $20,000 to a term loan and drew down an additional $46,167 under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, were combined into a $95,000 term loan. At June 30, 2007, $95,000 was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments on term loan borrowings under the Amended Wachovia Credit Facility will begin August 1, 2007 with monthly installments based on a 15-year amortization term.
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon USA Interests, LLC, Skinny’s, LLC and its subsidiaries and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge of substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The Amended Wachovia Credit Facility contains customary restrictive covenants on the activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments.
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At June 30, 2007 and December 31, 2006, the outstanding balances were $958 and $1,086, respectively.
          (d) Secured Term Loan
          On January 14, 2004, Alon entered into a senior secured term loan facility (“secured term loan”) in the aggregate amount of $100,000 maturing in January 2009. The secured term loan accrued interest at LIBOR (4.37% at December 31, 2006) plus 6.5% per year, but not less than 10% per annum, and was subject to a minimum annual payment of $2,500 per year which could be increased under certain circumstances or declined by lenders as defined in the agreement. This facility included certain restrictions and covenants, including, among other things, limitations on capital expenditures, dividend restrictions and financial maintenance covenants.
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
     (12) Stock-Based Compensation
          Alon has two employee incentive compensation plans, (i) the 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.
          (a) 2005 Incentive Compensation Plan (share value in dollars)
          The 2005 Incentive Compensation Plan is a component of Alon’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted stock grants and stock appreciation rights discussed below, there have been no stock-based awards granted under the 2005 Incentive Compensation Plan.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Restricted Stock. In August 2005, Alon granted awards of 10,791 shares of restricted stock and in November 2005 Alon granted an award of 12,500 shares of restricted stock, in each case to certain directors, officers and key employees in connection with Alon’s initial public offering in July 2005. The participants were allowed to acquire shares at a discounted price of $12.00 per share with a grant date fair value of $16.00 per share for the August 2005 awards and $20.42 per share for the November 2005 award. In November 2005, Alon granted awards of 52,672 shares of restricted stock to certain officers and key employees with a grant date fair value of $20.42 per share. Non-employee directors are awarded an annual grant of shares of restricted stock valued at $25.00. All restricted shares granted under the 2005 Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
          Compensation expense for the restricted stock grants amounted to $133 for the six months ended June 30, 2007 and is included in our selling, general and administrative expenses. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.
          The following table summarizes the restricted share activity from January 1, 2006:

	Number of	Weighted Average
Restricted Shares:	Shares	Grant Date Fair Values
Nonvested at January 1, 2006	78,737	$19.73
Granted	2,253	33.29
Vested	(26,244)	19.73
Forfeited	(5,667)	20.42

Nonvested at December 31, 2006	49,079	$20.27
Granted	2,001	37.51
Vested	(751)	33.29
Forfeited	—	—

Nonvested at June 30, 2007	50,329	$20.76

          As of June 30, 2007, there was $274 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The fair value of shares vested-to-date in 2007 is $28.00.
          Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 stock appreciation rights (“SARs”) to certain officers and key employees. The SARs have a grant price equal to $28.46, the closing price of Alon’s common stock on the date of grant. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the date immediately prior to the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the date immediately prior to the exercise date.
          Compensation expense for the SARs grants amounted to $342 for the six months ended June 30, 2007 and is included in our selling, general and administrative expenses.
          (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $1,665 and $1,162 for the six months ended June 30, 2007 and 2006, respectively and is included in our selling, general and administrative expenses.
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the six months ended June 30, 2007 and for the year ended December 31, 2006 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2006	8,060	$100	3,027	$100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100

Outstanding at December 31, 2006	6,848	100	2,572	100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100

Outstanding at June 30, 2007	5,216	$100	1,959	$100

          The intrinsic value of options exercised in 2007 is $11,559.
     (13) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On both March 16, 2007 and on June 14, 2007, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock.
     (14) Earnings Per Share (earnings per share in dollars)
          Basic earnings per share are calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares using the treasury stock method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The calculation of earnings per share, basic and diluted for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$95,613	$43,091	$131,178	$97,255
Average number of shares of common stock outstanding	46,758	46,733	46,758	46,732
Dilutive restricted shares	42	45	39	37

Average number of shares of common stock outstanding assuming dilution	46,800	46,778	46,797	46,769

Earnings per share – basic	$2.05	$0.92	$2.81	$2.08

Earnings per share – diluted*	$2.00	$0.92	$2.76	$2.08

*  For the purpose of calculating diluted earnings per share, net income was reduced by $2,237 for the three and six months ended June 30, 2007, to adjust for the effect of options issued by Alon’s subsidiaries.
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
          Alon has accrued environmental remediation obligations of $39,207 ($1,750 current payable and $37,457 non-current liability), at June 30, 2007 and $40,099 ($1,750 current payable and $38,349 non-current liability), at December 31, 2006. Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, Alon has recorded $9,822 as a non-current receivable at June 30, 2007. In connection with the acquisition of the Big Spring refinery, pipeline and

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. As a result, Alon has recorded a current receivable of $1,750 and a non-current receivable of $1,629 at June 30, 2007.
     (16) Subsequent Event
          Dividend Declared
          On August 7, 2007, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on September 14, 2007 to stockholders of record at the close of business on August 31, 2007.

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
Company Overview
          We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our four sour and heavy crude oil refineries are located in Texas, California and Oregon and have a combined throughput capacity of approximately 170,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks, asphalt, and other petroleum-based products. Following the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company in 2006, we began reporting our operating results in three operating segments: (i) refining and marketing, (ii) asphalt and (iii) retail.
          Refining and Marketing Segment. Our refining and marketing segment includes three sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California. These three refineries have a combined throughput capacity of approximately 158,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western regions of the United States.
          We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to this region as our physically integrated system because we supply our FINA branded and unbranded distributors in this region with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements. Our physically integrated system includes more than 625 of the approximately 1,100 FINA branded retail sites that we supply, including our retail segment convenience stores. Our refining and marketing segment also markets motor fuels in East Texas and Arkansas, which we refer to as our non-integrated system because we supply our branded and unbranded distributors in this region with motor fuels we obtain from third parties.
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
          Retail Segment. Our retail segment operates 308 owned and leased convenience store sites operating primarily in Central and West Texas and New Mexico. The total number of store sites reflects the acquisition of Skinny’s, Inc. and its 102 convenience store sites as noted below under “—Second Quarter Overview.” These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names.
Second Quarter Overview
Operational and Financial Highlights
          Second quarter 2007 operating income was $166.7 million, compared to $69.9 million achieved in the same period last year. The increase in operating income was attributable to favorable refinery operating margins combined with higher refinery throughput at our Big Spring refinery. The addition of our California refineries and asphalt assets acquired in the third quarter of 2006 also contributed to our results for the quarter. Highlights for the second quarter of 2007 include:
•	Our average refinery operating margin for the Big Spring refinery increased by $6.51 per barrel to $24.92 per barrel for the three months ended June 30, 2007, compared to $18.41 per barrel for the three months ended June 30, 2006. The increase in refinery operating margin for the Big Spring refinery was directly related to the increase in the Gulf Coast 3/2/1 crack spread, which increased by $8.01 per barrel to $26.23 per barrel for the three months ended June 30, 2007 compared to $18.22 per barrel for the three months ended June 30, 2006.

•	Our Big Spring refinery throughput was 72,660 bpd for the three months ended June 30, 2007 compared to 56,335 bpd for the three months ended June 30, 2006.

•	The increased margin environment during the second quarter of 2007 was partially offset by lower sweet/sour and light/heavy crude oil differentials. The average sweet/sour spread for the three months ended June 30, 2007 was $4.56 per barrel compared to $4.72 per barrel for the three months ended June 30, 2006. The average light/heavy spread for the three months ended June 30, 2007 was $9.58 per barrel compared to $15.64 per barrel for the three months ended June 30, 2006.

•	Our California refineries and asphalt assets acquired during the third quarter of 2006 generated operating income for the three months ended June 30, 2007 of $19.8 million. The California refineries’ operating margins were $8.24 per barrel and total refinery throughput averaged 63,317 barrels per day for the second quarter of 2007. Asphalt sales relating to these acquired assets totaled 430 tons for the second quarter of 2007 at an average price of approximately $324.10 per ton.

•	Our capital expenditures and turnaround spending for the three months ended June 30, 2007 totaled approximately $13.5 million.

•	On June 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on June 1, 2007.
Acquisition of Retail Convenience Stores
          On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owns and operates 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70.2 million plus adjustments of $7.0 million for working capital and debt. The total consideration is estimated to be $77.2 million, subject to certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third are leased. We expect to market motor fuels sold at these stores under the FINA brand and to supply such fuels from our Big Spring refinery. The acquisition of Skinny’s, Inc. had no impact on our second quarter results.

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
          In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast and Group III, or mid-continent, 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and low-sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the Group III 3/2/1 crack spread using the market values of Group III conventional gasoline and low-sulfur diesel and the market value of WTI crude oil. We calculate the refinery per barrel operating margin for our Big Spring refinery by dividing the margin between net sales and cost of sales attributable to our Big Spring refinery, exclusive of net sales and cost of sales relating to our non-integrated system, by our Big Spring refinery’s throughput volumes. We exclude net sales and cost of sales relating to our non-integrated system because the refined products we sell in this system are obtained from third-party suppliers and are not produced at our Big Spring refinery.
          We compare our California refineries’ per barrel operating margin to the West Coast 3/2/1 crack spreads. We calculate the West Coast 3/2/1 crack spread using the market values of West Coast LA CARB pipeline gasoline and LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil. We calculate our California refineries’ per barrel operating margin by dividing the margin between net sales and cost of sales attributable to our California refineries by our California refineries’ combined throughput volumes.
          Our Big Spring refinery and California refineries are capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil at our refineries by calculating the difference between the value of WTI crude oil less the value of West Texas Sour, or WTS, a medium, sour crude oil. We refer to this differential as the sweet/sour spread. A widening of the sweet/sour spread can favorably influence the operating margin for each of our refineries. In addition, our California refineries are capable of processing significant volumes of heavy crude oils which historically have cost less than light crude oils. We measure the cost advantage of refining heavy crude oils by calculating the difference between the value of WTI crude oil less the value of MAYA crude, which we refer to as the light/heavy spread. A widening of the light/heavy spread can favorably influence the refinery operating margins for our California refineries.
          The results of operations from our refining and marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $6.16 and $8.19 per million British thermal units, or MMBTU, in the first six months of 2007. Over the first six months of 2006, natural gas prices ranged between $5.89 and $10.63 per MMBTU. Typically, electricity prices fluctuate with natural gas prices.
          Demand for gasoline products is generally higher during summer months than during winter months due to seasonal increases in highway traffic. As a result, the operating results for our refining and marketing segment for the first and fourth quarters are generally lower than those for the second and third quarters. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.

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
Asphalt
          Earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and bulk wholesale market prices (i.e, the price at which asphalt is transferred from our refining and marketing segment to our asphalt segment). The asphalt segment also conducts operations at and markets asphalt produced by our refinery located in Willbridge, Oregon. A portion of our asphalt sales are made using fixed price contracts for delivery of asphalt products at future dates. A change in bulk wholesale market prices between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, the operating results for our asphalt segment for the first and fourth quarters are expected to be lower than those for the second and third quarters.
Retail
          Our earnings and cash flows from our retail segment are primarily affected by merchandise sales and margins and the motor fuel sales volumes and margins at our convenience stores. The gross margin of our retail merchandise is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Our retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our retail sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
          Our financial condition and operating results over the three and six month periods ended June 30, 2007 and 2006 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance:
          California Refineries and Asphalt Assets. The financial information for the three and six months ended June 30, 2007 includes the results of the California refineries and the asphalt assets acquired in the third quarter of 2006. Our depreciation and amortization expense increased as a result of these acquisitions and interest expense increased due to the new borrowings incurred to finance these acquisitions.
          Market Considerations. During the second quarter of 2007, lower levels of refined product inventories in the U.S. and increased demand for these products contributed to an increase in refined products margins.
          Refinery Turnaround. In the second quarter of 2006, we successfully completed a scheduled turnaround at the Big Spring refinery to enable the refinery to meet the diesel sulfur content standards required by the U.S. Environmental Protection Agency as part of the Clean Air Act, for a total investment of $17.5 million. The average refinery throughput was reduced during the second quarter of 2006 to 56,335 bpd while work was completed to meet this new standard. The average refinery throughput during the second quarter of 2007 was 72,660 bpd.
          Amdel and White Oil Pipeline Transaction. In connection with our sale of the Amdel and White Oil crude oil pipelines, we recognized pre-tax gain of $52.5 million in the six months ended June 30, 2006.

Results of Operations
          Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and marketing and asphalt segments and sales of merchandise and motor fuels, through our retail segment. For the refining and marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes. Net sales for our refining and marketing segment also include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Asphalt net sales consist of gross sales, net of discounts and applicable taxes. Retail net sales consist of gross merchandise sales and gross fuel sales, including motor fuel taxes. For our petroleum products, net sales are mainly affected by refined product prices and volume changes caused by operations. Our retail merchandise and motor fuel sales are affected primarily by competition and seasonal influences.
          Cost of Sales. Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Substantially all the cost of sales for our motor fuels in the retail segment and also cost of sales in our asphalt segment result from purchases from our refining and marketing segment, which are eliminated through consolidation of our financial statements. Asphalt cost of sales includes asphalt and asphalt blending materials. Retail cost of sales includes motor fuels and merchandise. Motor fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated motor fuel taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
     Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2007 and 2006. We acquired the California refineries and asphalt assets in the third quarter of 2006 and therefore, comparable data related to these refineries for the three and six months ended June 30, 2006 is not included. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS except for Balance Sheet data as of December 31, 2006 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,186,693	$672,262	$2,152,225	$1,256,963
Operating costs and expenses:
Cost of sales	929,575	556,689	1,740,836	1,054,516
Direct operating expenses	54,746	22,164	104,029	45,435
Selling, general and administrative expenses (1)	27,034	20,354	49,199	37,807
Depreciation and amortization (2)	11,153	5,408	25,595	10,931

Total operating costs and expenses	1,022,508	604,615	1,919,659	1,148,689

Gain on disposition of assets (3)	2,525	2,279	3,480	57,665

Operating income	166,710	69,926	236,046	165,939
Interest expense (4)	(11,669)	(1,349)	(23,087)	(10,396)
Equity earnings of investees	3,936	176	4,540	753
Other income, net	2,291	2,174	3,181	4,101

Income before income tax expense and minority interest in income of subsidiaries	161,268	70,927	220,680	160,397
Income tax expense	59,650	25,607	81,621	58,133

Income before minority interest in income of subsidiaries	101,618	45,320	139,059	102,264
Minority interest in income of subsidiaries	6,005	2,229	7,881	5,009

Net income	$95,613	$43,091	$131,178	$97,255

Earnings per share, basic	$2.05	$0.92	$2.81	$2.08

Weighted average shares outstanding (in thousands)	46,758	46,733	46,758	46,732

Cash dividends per share	$0.04	$0.04	$0.08	$0.45

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$120,040	$5,013	$158,908	$(4,710)
Investing activities	(91,113)	66,221	(99,989)	195,608
Financing activities	42,245	(3,710)	36,583	(123,370)

OTHER DATA:
Adjusted EBITDA (5)	$181,565	$75,405	$265,882	$124,059
Capital expenditures (6)	13,075	18,527	17,667	23,165
Capital expenditures for turnaround and chemical catalyst	463	1,622	5,137	2,925

	June 30,	December 31,
	2007	2006
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$159,668	$64,166
Working capital	314,455	228,779
Total assets	1,666,222	1,408,785
Total debt	541,458	498,669
Total stockholders’ equity	418,238	290,330

(1)	Includes corporate headquarters selling, general and administrative expenses of $130 and $95 for the three months ended June 30, 2007 and 2006, respectively, and $217 and $222 for the six months ended June 30, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(2)	Includes corporate depreciation and amortization of $201 and $497 for the three months ended June 30, 2007 and 2006, respectively, and $435 and $1,021 for the six months ended June 30, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(3)	Gain on disposition of assets reported in the three and six months ended June 30, 2007 reflects the recognition of $2,525 and $3,480, respectively, of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP (“HEP”) in March 2005 (“HEP Transaction”). Gain on disposition of assets reported in the three and six months ended June 30, 2006 reflects the $52,500 pre-tax gain on disposition of assets, recorded primarily in connection with the Amdel and White Oil transaction and the recognition of $2,279 and $5,165, respectively, of deferred gain recorded primarily in connection with the HEP transaction.

(4)	Interest expense for the six months ended June 30, 2006 includes $3,000 prepayment premium and $3,894 of unamortized debt issuance costs written off as a result of the prepayment of the $100,000 term loan in January 2006.

(5)	Adjusted EBITDA represents earnings (net income) before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization, and is exclusive of gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items which may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect the prior claim that minority stockholders have on the income generated by non-wholly-owned subsidiaries;

•	Adjusted EBITDA does not reflect changes in or cash requirements for our working capital needs; and

•	Our calculation of Adjusted EBITDA may differ from the “EBITDA” calculations of other companies in our industry, limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.
The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2007 and 2006, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$95,613	$43,091	$131,178	$97,255
Minority interest in income of subsidiaries	6,005	2,229	7,881	5,009
Income tax expense	59,650	25,607	81,621	58,133
Interest expense	11,669	1,349	23,087	10,396
Depreciation and amortization	11,153	5,408	25,595	10,931
Gain on disposition of assets	(2,525)	(2,279)	(3,480)	(57,665)

Adjusted EBITDA	$181,565	$75,405	$265,882	$124,059

(6)	Includes corporate capital expenditures of $305 and $57 for the three months ended June 30, 2007 and 2006, respectively, and $427 and $76 for the six months ended June 30, 2007 and 2006, respectively, which are not allocated to our other three operating segments.

REFINING AND MARKETING SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,059,147	$616,790	$1,953,116	$1,156,777

Operating costs and expenses:
Cost of sales	845,791	520,307	1,620,182	982,879
Direct operating expenses	42,790	20,661	81,237	42,260
Selling, general and administrative expenses	9,728	5,730	15,927	9,284
Depreciation and amortization	9,254	3,738	21,973	7,524

Total operating costs and expenses	907,563	550,436	1,739,319	1,041,947

Gain on disposition of assets (2)	2,400	2,283	3,424	57,669

Operating income	$153,984	$68,637	$217,221	$172,499

KEY OPERATING STATISTICS:
Total sales volume (bpd)	135,517	80,419	134,433	82,881
Non-integrated marketing sales volume (bpd) (3)	14,323	19,411	14,101	19,379
Non-integrated marketing margin (per barrel sales volume) (3)	$0.85	$(0.67)	$0.40	$(0.61)
Per barrel of throughput:
Refinery operating margin – Big Spring (4)	$24.92	$18.41	$19.94	$15.05
Refinery operating margin – CA Refineries (4)	8.24	N/A	7.45	N/A
Refinery direct operating expense – Big Spring (5)	3.34	4.03	3.60	3.68
Refinery direct operating expense – CA Refineries (5)	3.59	N/A	3.27	N/A
Capital expenditures	10,248	16,222	14,103	20,547
Capital expenditures for turnaround and chemical catalyst	463	1,622	5,137	2,925

PRICING STATISTICS:
WTI crude oil (per barrel)	$64.88	$70.41	$61.43	$66.89
WTS crude oil (per barrel)	60.32	65.69	57.16	61.26
MAYA crude oil (per barrel)	55.30	54.77	50.36	51.25
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$26.23	$18.22	$19.53	$13.98
Group III	31.67	19.44	23.38	14.58
West Coast	39.82	34.61	36.17	27.03
Crude oil differentials (per barrel):
WTI less WTS	$4.56	$4.72	$4.27	$5.63
WTI less MAYA	9.58	15.64	11.08	15.59
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.215	$2.107	$1.923	$1.906
Gulf Coast low-sulfur diesel	2.078	2.116	1.937	1.965
Group III unleaded gasoline	2.369	2.127	2.023	1.918
Group III low-sulfur diesel	2.159	2.165	2.013	1.984
West Coast LA CARBOB (unleaded gasoline)	2.650	2.601	2.456	2.301
West Coast LA ultra low-sulfur diesel	2.179	2.299	2.060	2.107
Natural gas (per MMBTU)	$7.65	$6.65	$7.42	$6.11

THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery crude throughput:
Sour crude	62,058	85.4	49,040	87.0	60,347	87.4	55,842	88.1
Sweet crude	7,200	9.9	3,186	5.7	4,800	6.9	3,188	5.0
Blendstocks	3,402	4.7	4,109	7.3	3,929	5.7	4,362	6.9

Total refinery throughput (6)	72,660	100.0	56,335	100.0	69,076	100.0	63,392	100.0

Refinery production:
Gasoline	33,726	46.8	24,250	43.5	32,130	46.9	28,524	45.5
Diesel/jet	22,506	31.2	16,361	29.4	20,691	30.2	20,011	32.0
Asphalt	7,383	10.2	5,715	10.3	7,171	10.5	6,077	9.7
Petrochemicals	4,108	5.7	3,759	6.7	4,436	6.5	4,011	6.4
Other	4,427	6.1	5,635	10.1	4,042	5.9	4,000	6.4

Total refinery production (7)	72,150	100.0	55,720	100.0	68,470	100.0	62,623	100.0

Refinery Utilization (8)		98.9%		85.7%		95.0%		90.2%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007		2007
	bpd	%	bpd	%
Refinery crude throughput:
Sour crude	22,956	36.3	22,213	36.3
Heavy crude	40,350	63.7	38,886	63.5
Blendstocks	11	0.0	153	0.2

Total refinery throughput (6)	63,317	100.0	61,252	100.0

Refinery production:
Gasoline	7,029	11.4	6,951	11.6
Diesel/jet	12,553	20.4	13,315	22.3
Asphalt	18,029	29.2	18,389	30.8
Light unfinished	4,333	7.0	3,423	5.7
Heavy unfinished	18,715	30.4	16,652	27.9
Other	990	1.6	994	1.7

Total refinery production (7)	61,649	100.0	59,724	100.0

Refinery Utilization (8)		87.3%		85.6%

(1)	Net sales include intersegment sales to our asphalt and retail segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements. Net sales for the three and the six months ended June 30, 2006, includes $3,300 for the sale of sulfur credits.

(2)	Gain on disposition of assets reported in the three and six months ended June 30, 2007 reflects the recognition of $2,400 and $3,424, respectively, of deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in the three and six months ended June 30, 2006 reflects the $52,500 pre-tax gain on disposition of assets, recorded primarily in connection with the Amdel and White Oil transaction and the recognition of $2,283 and $5,169, respectively, of deferred gain recorded primarily in connection with the HEP transaction.

(3)	The non-integrated marketing sales volume represents refined products sales to our wholesale marketing customers located in our non-integrated region. The refined products we sell in this region are obtained from third-party suppliers. The non-integrated marketing margin represents the margin between the net sales and cost of sales attributable to our non-integrated refined products sales volume, expressed on a per barrel basis.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales (exclusive of sale of sulfur credits from the Big Spring refinery) and cost of sales attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring and California refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(6)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(7)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery.

(8)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$181,445	$48,911	$295,391	$71,203
Operating costs and expenses:
Cost of sales (1)	155,480	45,180	251,275	71,661
Direct operating expenses	11,956	1,503	22,792	3,175
Selling, general and administrative expenses	1,259	1,499	1,816	2,821
Depreciation and amortization	558	63	1,055	122

Total operating costs and expenses	169,253	48,245	276,938	77,779

Gain (loss) on disposition of assets	4	(4)	4	(4)

Operating income (loss)	$12,196	$662	$18,457	$(6,580)

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	558	152	916	232
Sales price per ton	$325.17	$321.78	$322.48	$306.91
Asphalt margin (2)	$46.53	$24.55	$48.16	$(1.97)
Capital expenditures	$1,024	$297	$1,160	$368

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to the asphalt sales.

RETAIL SEGMENT

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$105,825		$86,815		$191,664		$159,430
Operating costs and expenses:
Cost of sales (1)	88,028		71,456		157,325		130,423
Selling, general and administrative expenses	15,917		13,030		31,239		25,480
Depreciation and amortization	1,140		1,110		2,132		2,264

Total operating costs and expenses	105,085		85,596		190,696		158,167

Gain on disposition of assets	121		—		52		—

Operating income	$861		$1,219		$1,020		$1,263

KEY OPERATING STATISTICS:
Number of stores (end of period)	308		167		308		167
Fuel sales (thousands of gallons)	19,159		17,450		38,026		34,583
Fuel sales (thousands of gallons per site per month) (2)	31		35		31		35
Fuel margin (cents per gallon) (3)	20.5	¢	17.4	¢	20.1	¢	17.3	¢
Fuel sales price (dollars per gallon) (4)	$3.01		$2.72		$2.67		$2.56
Merchandise sales	$48,069		$36,968		$90,109		$69,382
Merchandise sales (per site per month) (2)	78		74		73		69
Merchandise margin (5)	28.9%		31.3%		29.6%		32.2%
Capital expenditures	$1,498		$1,951		$1,977		$2,174

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Fuel and merchandise sales per site were calculated using 206 stores. We added 102 stores with the acquisition of Skinny’s, Inc. on June 29, 2007, which are excluded from the calculation.

(3)	Fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents per gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(4)	Fuel sales price per gallon represents the average sales price for motor fuels sold through our retail segment.

(5)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Net Sales
     Consolidated. Net sales for the three months ended June 30, 2007 were $1,186.7 million, compared to $672.3 million for the three months ended June 30, 2006, an increase of $514.4 million or 76.5%. This increase was primarily due to the addition of sales from the California refineries and asphalt assets acquired during the third quarter of 2006, and record refinery throughput at our Big Spring refinery.
     Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,059.1 million for the three months ended June 30, 2007, compared to $616.8 million for the three months ended June 30, 2006, an increase of $442.3 million or 71.7%. This increase was primarily due to the inclusion of the sales from our California refineries, which were acquired during the third quarter of 2006 and record refinery throughput at our Big Spring refinery. Our average refinery throughput in Big Spring increased by 29% or 16,325 bpd to 72,660 bpd in the second quarter of 2007, compared to 56,335 bpd during the second quarter of 2006. Throughput at our Big Spring refinery during the second quarter of 2006 was affected by a scheduled turnaround to finalize work required to meet the diesel sulfur content standards required by the U.S. Environmental Protection Agency as part of the Clean Air Act. Also contributing to the increase in sales was an increase in the average motor fuel prices. The average price of Gulf Coast unleaded gasoline for the second quarter of 2007 increased approximately $0.11 per gallon to $2.215 per gallon, compared to $2.107 per gallon in the second quarter of 2006, an increase of 5.1% and the average Gulf Coast low-sulfur diesel price decreased by approximately $0.04 per gallon to $2.078 per gallon in the second quarter of 2007 as compared to $2.116 per gallon in the second quarter of 2006, a decrease of 1.8%.
     Asphalt Segment. Net sales for our asphalt segment were $181.4 million for the three months ended June 30, 2007, compared to $48.9 million for the three months ended June 30, 2006, an increase of $132.5 million or 271.0%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
     Retail Segment. Net sales for our retail segment were $105.8 million for the three months ended June 30, 2007 compared to $86.8 million for the three months ended June 30, 2006, an increase of $19.0 million or 21.9%. This increase was primarily attributable to the acquisition of 40 Good Time convenience stores on July 3, 2006, resulting in a 9% increase in fuel sales and an 18% increase in merchandise sales.
Cost of Sales
     Consolidated. Cost of sales was $929.6 million for the three months ended June 30, 2007, compared to $556.7 million for the three months ended June 30, 2006, an increase of $372.9 million or 67.0%. This increase was primarily due to the addition of cost of sales from the California refineries and the asphalt assets acquired during the third quarter of 2006 and the increased refinery throughput at our Big Spring refinery.
     Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $845.8 million for the three months ended June 30, 2007, compared to $520.3 million for the three months ended June 30, 2006, an increase of $325.5 million or 62.6%. This increase was primarily due to the addition of the California refineries acquired during the third quarter of 2006 and the increased refinery throughput at our Big Spring refinery, partially offset by a decrease in crude oil prices during the second quarter of 2007 compared to the second quarter of 2006. The average price per barrel of WTS crude oil for the second quarter of 2007 decreased $5.37 per barrel to $60.32 per barrel, compared to $65.69 per barrel for the second quarter of 2006, a decrease of 8.2%.
     Asphalt Segment. Cost of sales for our asphalt segment was $155.5 million for the three months ended June 30, 2007, compared to $45.2 million for the three months ended June 30, 2006, an increase of $110.3 million or 244.0%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.

     Retail Segment. Cost of sales for our retail segment was $88.0 million for the three months ended June 30, 2007, compared to $71.5 million for the three months ended June 30, 2006, an increase of $16.5 million or 23.1%. This increase was primarily due to the acquisition of 40 Good Time convenience stores on July 3, 2006.
Direct Operating Expenses
     Consolidated. Direct operating expenses were $54.7 million for the three months ended June 30, 2007, compared to $22.2 million for the three months ended June 30, 2006, an increase of $32.5 million or 146.4%. This increase was primarily attributable to the acquisition of the California refineries and the asphalt assets acquired during the third quarter of 2006, and to higher energy usage as a result of higher refinery throughout at our Big Spring refinery.
     Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended June 30, 2007 were $42.8 million, compared to $20.7 million for the three months ended June 30, 2006, an increase of $22.1 million or 106.8%. This increase was primarily attributable to the acquisition of the California refineries.
     Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2007 were $12.0 million, compared to $1.5 million for the three months ended June 30, 2006, an increase of $10.5 million. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for the three months ended June 30, 2007 were $27.0 million, compared to $20.4 million for the three months ended June 30, 2006, an increase of $6.6 million or 32.4%. This increase was primarily attributable to the additional expenses incurred with respect to the California refineries and the asphalt assets acquired during the third quarter of 2006, in addition to the Good Time retail convenience stores also acquired during the third quarter of 2006.
     Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended June 30, 2007 were $9.7 million, compared to $5.7 million for the three months ended June 30, 2006, an increase of $4.0 million or 70.2%. This increase resulted primarily from higher corporate costs associated with the acquisition of the California refineries during the third quarter of 2006, and an increase in professional fees relating to these acquisitions.
     Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2007 were $1.3 million, compared to $1.5 million for the three months ended June 30, 2006, a decrease of $0.2 million or 13.3%. This decrease was primarily due to a change in the method of corporate allocations.
     Retail Segment. SG&A expenses for our retail segment for the three months ended June 30, 2007 were $15.9 million, compared to $13.0 million for the three months ended June 30, 2006, an increase of $2.9 million or 22.3%. This increase was primarily attributable to higher store expenses due to the acquisition of 40 Good Time convenience stores on July 3, 2006.
Depreciation and Amortization
     Depreciation and amortization for the three months ended June 30, 2007 was $11.1 million, compared to $5.4 million for the three months ended June 30, 2006. This $5.7 million or 105.6% increase was primarily attributable to the California refineries and the asphalt assets acquired during the third quarter of 2006, and the completion of various capital projects in 2006.
Operating Income
     Consolidated. Operating income for the three months ended June 30, 2007 was $166.7 million, compared to $69.9 million operating income for the three months ended June 30, 2006, an increase of $96.8 million or 138.5%. The increase was primarily due to higher refinery operating margins and increased refinery throughput at our Big

Spring refinery in addition to the acquisition of the California refineries and the asphalt assets acquired during the third quarter of 2006.
     Refining and Marketing Segment. Operating income for the three months ended June 30, 2007 increased by $85.4 million or 124.5% to $154.0 million compared to $68.6 million for the three months ended June 30, 2006. Our Big Spring refinery operating margin for the second quarter of 2007 increased $6.51 per barrel to $24.92 per barrel, compared to $18.41 per barrel in the second quarter of 2006. The Gulf Coast 3/2/1 crack spread increased by 44.0% to an average of $26.23 per barrel in the second quarter of 2007 compared to an average of $18.22 per barrel in the second quarter of 2006, contributing to the higher Big Spring refinery margin. Operating income also increased as a result of increased throughput at the Big Spring refinery and the addition of the operating results of the California refineries acquired in the third quarter of 2006.
     Asphalt Segment. Operating income for our asphalt segment was $12.2 million for the three months ended June 30, 2007, compared to $0.7 million for the three months ended June 30, 2006, an increase of $11.5 million. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
     Retail Segment. Operating income for our retail segment was $0.9 million for the three months ended June 30, 2007, compared to $1.2 million for the three months ended June 30, 2006, a decrease of $0.3 million or 25.0%. This decrease was primarily attributable to higher costs of sales and SG&A expenses.
Interest Expense
     Interest expense was $11.7 million for the three months ended June 30, 2007, compared to $1.3 million for the three months ended June 30, 2006, an increase of $10.4 million. This increase was primarily attributable to $469.8 million of new borrowings to finance the acquisitions made during the third quarter of 2006 and increased letters of credit fees.
Income Tax Expense
     Income tax expense was $59.7 million for the three months ended June 30, 2007, compared to $25.6 million for the three months ended June 30, 2006, an increase of $34.1 million. This increase resulted from our higher taxable income in the second quarter of 2007 compared to the second quarter of 2006. Our effective tax rate was 37.0% for the second quarter of 2007, compared to an effective tax rate of 36.1% for the second quarter of 2006. The increase in our effective rate is attributable to an increase in state tax rates primarily due to the acquisition of our California refineries. Partially offsetting the increase in the effective tax rate were the expected tax credits associated with the American Jobs Creation Act of 2004 which increased to 6% from 3%.
Minority Interest In Income Of Subsidiaries
     Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $6.0 million for the three months ended June 30, 2007, compared to $2.2 million for the three months ended June 30, 2006, an increase of $3.8 million. This increase was primarily attributable to our higher after-tax income in the quarter as a result of the factors discussed above.
Net Income
     Net income was $95.6 million for the three months ended June 30, 2007, compared to $43.1 million for the three months ended June 30, 2006, an increase of $52.5 million or 121.8%. This increase was attributable to the factors discussed above.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Net Sales
     Consolidated. Net sales for the six months ended June 30, 2007 were $2,152.2 million, compared to $1,257.0 million for the six months ended June 30, 2006, an increase of $895.2 million or 71.2%. This increase was primarily due to the addition of sales from the California refineries and the asphalt assets acquired during the third quarter of 2006 and higher refinery throughput at our Big Spring refinery.
     Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,953.1 million for the six months ended June 30, 2007, compared to $1,156.8 million for the six months ended June 30, 2006, an increase of $796.3 million or 68.8%. This increase was primarily due to the addition of sales from the California refineries acquired during the third quarter of 2006 and higher refinery throughput at our Big Spring refinery. Average refinery throughput at our Big Spring refinery increased to 69,076 bpd, or 9.0%, for the first six months of 2007, compared to an average refinery throughput of 63,392 bpd for the first six months of 2006. Average motor fuel prices during the six months ended June 30, 2007 were comparable to the prices for the same period in 2006. The average price of Gulf Coast unleaded gasoline for the first six months of 2007 increased 1.7 cpg to $1.923 per gallon, compared to $1.906 per gallon in the first six months of 2006, an increase of 0.9%. The average Gulf Coast low-sulfur diesel price decreased by approximately 2.8 cpg to $1.937 per gallon in the first six months of 2007 as compared to $1.965 per gallon in the first six months of 2006, a decrease of 1.4%.
     Asphalt Segment. Net sales for our asphalt segment were $295.4 million for the six months ended June 30, 2007, compared to $71.2 million for the six months ended June 30, 2006, an increase of $224.2 million or 314.9%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
     Retail Segment. Net sales for our retail segment were $191.7 million for the six months ended June 30, 2007 compared to $159.4 million for the six months ended June 30, 2006, an increase of $32.3 million or 20.3%. This increase was primarily attributable to the acquisition of 40 Good Time convenience stores on July 3, 2006, resulting in a 9% increase in fuel sales and a 24% increase in merchandise sales.
Cost of Sales
     Consolidated. Cost of sales was $1,740.8 million for the six months ended June 30, 2007, compared to $1,054.5 million for the six months ended June 30, 2006, an increase of $686.3 million or 65.1%. This increase was primarily due to the addition of the California refineries and asphalt assets acquired during the third quarter of 2006 and higher refinery throughput at our Big Spring refinery.
     Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $1,620.2 million for the six months ended June 30, 2007, compared to $982.9 million for the six months ended June 30, 2006, an increase of $637.3 million or 64.8%. This increase was primarily due to the addition of the California refineries acquired during the third quarter of 2006, and higher refinery throughput at our Big Spring refinery, partially offset by a decrease in crude oil prices. The average price per barrel of WTS crude oil for the first six months decreased $4.10 per barrel to $57.16 per barrel, compared to $61.26 per barrel for the same period in 2006, a decrease of 6.7%.
     Asphalt Segment. Cost of sales for our asphalt segment was $251.3 million for the six months ended June 30, 2007, compared to $71.7 million for the six months ended June 30, 2006, an increase of $179.6 million or 250.5%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
     Retail Segment. Cost of sales for our retail segment was $157.3 million for the six months ended June 30, 2007, compared to $130.4 million for the six months ended June 30, 2006, an increase of $26.9 million or 20.6%. This increase was primarily attributable to the acquisition of 40 Good Time convenience stores on July 3, 2006.

Direct Operating Expenses
     Consolidated. Direct operating expenses were $104.0 million for the six months ended June 30, 2007, compared to $45.4 million for the six months ended June 30, 2006, an increase of $58.6 million or 129.1%. This increase was primarily attributable to the acquisition of the California refineries and the asphalt assets acquired during the third quarter of 2006, and to higher energy usage as a result of higher refinery throughput at our Big Spring refinery.
     Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the six months ended June 30, 2007 were $81.2 million, compared to $42.3 million for the six months ended June 30, 2006, an increase of $38.9 million or 92.0%. This increase was primarily attributable to the California refineries acquired during the third quarter of 2006 and higher throughput at the Big Spring refinery.
     Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2007 were $22.8 million, compared to $3.2 million for the six months ended June 30, 2006, an increase of $19.6 million or 612.5%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for the six months ended June 30, 2007 were $49.2 million, compared to $37.8 million for the six months ended June 30, 2006, an increase of $11.4 million or 30.2%. This increase was primarily due to the addition of the California refineries and the Good Time retail stores acquired during the third quarter of 2006.
     Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the six months ended June 30, 2007 were $15.9 million, compared to $9.3 million for the six month period ended June 30, 2006, an increase of $6.6 million or 71.0%. This increase resulted primarily from higher corporate costs associated with the acquisition of the California refineries in the third quarter of 2006, and an increase in professional fees relating to these acquisitions.
     Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2007 were $1.8 million, compared to $2.8 million for the six months ended June 30, 2006, a decrease of $1.0 million or 35.7%. This decrease was primarily due to a change in method of corporate allocations.
     Retail Segment. SG&A expenses for our retail segment for the six months ended June 30, 2007 were $31.2 million, compared to $25.5 million for the six months ended June 30, 2006, an increase of $5.7 million or 22.3%. This increase was primarily attributable to the acquisition of 40 Good Time convenience stores on July 3, 2006.
Depreciation and Amortization
     Consolidated. Depreciation and amortization for the six months ended June 30, 2007 was $25.6 million, compared to $10.9 million for the six months ended June 30, 2006. This increase was primarily due to the addition of the California refineries and asphalt assets acquired during the third quarter of 2006.
Operating Income
     Consolidated. Operating income for the six months ended June 30, 2007 was $236.0 million compared to $165.9 million operating income for the six months ended June 30, 2006, an increase of $70.1 million or 42.3%. This increase was primarily attributable to higher operating income in our refining and marketing segment, partially offset by $57.7 million of net gain on disposition at assets for the six month period ended June 30, 2006.
     Refining and Marketing Segment. Operating income for our refining and marketing segment for the six months ended June 30, 2007 was $217.2 million compared to operating income of $172.5 million for the six months ended June 30, 2006, an increase of $44.7 million or 25.9%. Excluding the $3.5 million gain on disposition of assets relating to the HEP transaction, operating income for the six months ended June 30, 2007 was $213.7 million, compared to $114.9 million in the same period in 2006 (excluding $52.5 million of gain on disposition of assets resulting from the Amdel and White Oil transaction and $5.1 million relating to the HEP transaction), an increase of $98.8 million or 86.0%. This increase was primarily attributable to the increase in our refinery operating margins. Our Big Spring refinery operating margin for the first six months of 2007 increased $4.89 per barrel to $19.94 per barrel, compared to $15.05 per barrel in the first six months of 2006. This increase was attributable, in part, to higher differentials between refined product prices and crude oil prices resulting from continued concern over adequate refinery capacity to meet demand and supply. The Gulf Coast 3/2/1 crack spread increased by 39.7% to an average of $19.53 per barrel in the first six months of 2007 compared to an average of $13.98 per barrel in the first six months of 2006. Partially offsetting the higher operating margins was a lower average sweet/sour spread which decreased $1.36 per barrel to $4.27 per barrel for the first six months of 2007 compared to the average sweet/sour spread of $5.63 per barrel for the first six months of 2006, a decrease of 24.2%.
     Asphalt Segment. Operating income for our asphalt segment was $18.5 million for the six months ended June 30, 2007, compared to a loss of $6.6 million for the six months ended June 30, 2006, an increase of $25.1 million. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
     Retail Segment. Operating income for our retail segment was $1.0 million for the six months ended June 30, 2007, compared to $1.3 million for the six months ended June 30, 2006, a decrease of $0.3 million. This decrease was primarily attributable to higher SG&A expenses.
Interest Expense
     Interest expense was $23.1 million for the six months ended June 30, 2007, compared to $10.4 million for the six months ended June 30, 2006, an increase of $12.7 million or 122.1%. This increase was primarily attributable to $469.8 million of new borrowings to finance the acquisitions made during the third quarter of 2006 and increased letters of credit fees.
Income Tax Expense
     Income tax expense was $81.6 million for the six months ended June 30, 2007, compared to $58.1 million for the six months ended June 30, 2006, an increase of $23.5 million. This increase resulted from our higher taxable income in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Our effective tax rate was 37.0% for the six months ended June 30, 2007, compared to an effective tax rate of 36.2% for the six months ended June 30, 2006. The increase in our effective rate is attributable to an increase in state tax rates primarily due to the acquisition of our California refineries. Partially offsetting the increase in the effective tax rate were the expected tax credits associated with the American Jobs Creation Act of 2004 which increased to 6% from 3%.
Minority Interest In Income Of Subsidiaries
     Minority interest in income of subsidiaries was $7.9 million for the six months ended June 30, 2007, compared to $5.0 million for the six months ended June 30, 2006, an increase of $2.9 million. This increase was primarily attributable to our increased after-tax income in the first six months of 2007 as a result of the factors discussed above.
Net Income
     Net income was $131.2 million for the six months ended June 30, 2007, compared to $97.3 million for the six months ended June 30, 2006, an increase of $33.9 million or 34.8%. This increase was primarily attributable to the factors discussed above.

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
     Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes. Pursuant to our growth strategy, we will also consider from time to time additional acquisitions of, and investments in, assets or businesses that complement our existing assets and businesses. Acquisitions, if any, are expected to be financed through cash on hand and from operations, bank borrowings, the issuance of debt or equity securities or a combination thereof.
Cash Flows
     The following table sets forth our consolidated cash flows for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$120,040	$5,013	$158,908	$(4,710)
Investing activities	(91,113)	66,221	(99,989)	195,608
Financing activities	42,245	(3,710)	36,583	(123,370)

Net increase in cash and cash equivalents	$71,172	$67,524	$95,502	$67,528

Cash Flows Provided by (Used In) Operating Activities
     Net cash provided by operating activities during the three months ended June 30, 2007 was $120.0 million, compared to $5.0 million during the three months ended June 30, 2006. The net change in cash provided by operating activities was primarily attributable to higher net income, and lower usage of working capital, net of cash and cash equivalents.
     Net cash provided by operating activities during the six months ended June 30, 2007 was $158.9 million, compared to cash used of $4.7 million during the six months ended June 30, 2006. The net change in cash provided by operating activities was primarily attributable to higher net income and lower usage of working capital, net of cash and cash equivalents.
Cash Flows (Used In) Provided By Investing Activities
     Net cash used in investing activities during the three months ended June 30, 2007 was $91.1 million, compared to $66.2 million provided during the three months ended June 30, 2006. The net change in cash used in investing activities was primarily attributable to the acquisition of Skinny’s, Inc. which totaled $77.2 million in the second quarter of 2007 and to the sale of short term investments, net totaling $118.0 million partially offset by escrow deposits and related acquisition costs of $31.9 million in the second quarter of 2006.

     Net cash used in investing activities was $100.0 million during the six months ended June 30, 2007, compared to cash provided by investing activities of $195.6 million during the six months ended June 30, 2006. The net change in cash used in investing activities was primarily attributable to the acquisition of Skinny’s, Inc. which totaled $77.2 million during the six months ended June 30, 2007 and to the sale of short term investments, net totaling $185.3 million, the proceeds from the disposition of assets, net totaling $68.0 million partially offset by escrow deposits and related acquisition costs of $31.9 million during the six months ended June 30, 2006.
Cash Flows Provided By (Used In) Financing Activities
     Net cash provided by financing activities was $42.2 million during the three months ended June 30, 2007, compared to cash used of $3.7 million during the three months ended June 30, 2006. The net change in cash provided by financing activities in the second quarter of 2007 was primarily attributable to $46.2 million of additional debt used to partially fund the Skinny’s, Inc. acquisition.
     Net cash provided by financing activities was $36.6 million during the six months ended June 30, 2007, compared to cash used of $123.4 million during the six months ended June 30, 2006. The net change in cash provided by financing activities in the first six months of 2007 was primarily attributable to $46.2 million of additional debt used to partially fund the Skinny’s, Inc. acquisition and $101.2 million prepayment of our term loan during the first six months of 2006.
Cash Position and Indebtedness
     We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of June 30, 2007, our total cash and cash equivalents were $159.7 million and we had total debt of $541.5 million.
     Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of June 30, 2007:

	As of June 30, 2007
	Amount Outstanding	Total Facility	Total Availability (1)
	(dollars in thousands)
Debt, including current portion:
Term loan credit facility	$445,500	$445,500	$—
Revolving credit facilities	—	540,000	289,902
Retail credit facilities	95,958	95,958	—

Totals	$541,458	$1,081,458	$289,902

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of June 30, 2007 which was $289.9 million or (b) total borrowing base less outstanding borrowings and letters of credit as of June 30, 2007 which was $412.5 million.
     Term Loan Credit Facility
     On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. Upon consummation of the acquisition of Paramount Petroleum Corporation on August 4, 2006, we borrowed $400.0 million. On September 28, 2006, we borrowed an additional $50.0 million to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. At June 30, 2007 and December 31, 2006, the loan rate was Eurodollar plus 2.25%. Principal payments of 1% per annum on the initial amounts borrowed are paid in quarterly installments. At June 30, 2007 and December 31, 2006, the outstanding balance was $445.5 million and $447.8 million, respectively.
     Interest on borrowings under the Credit Suisse Credit Facility is based upon a margin over the Eurodollar rate between 1.75% and 2.50% per annum, depending upon the ratings of the loan by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of our remaining assets, excluding the assets of our retail subsidiaries.
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
     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any requirement to maintain financial covenants.
     Revolving Credit Facilities
     Israel Discount Bank Credit Facility. We entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The initial commitment of the lenders under the IDB Credit Facility is $160.0 million with options to increase the commitment to $240.0 million if crude oil prices increase above certain levels or we increase our throughput capacity of facilities owned by subsidiaries that are parties to this agreement. Amounts borrowed under the IDB Credit Facility accrue interest at the Eurodollar rate plus 1.5% per annum.
     The IDB Credit Facility was amended to extend the term of the revolving credit period through January 2010, to reduce existing borrowing costs and letter of credit fees, and to alter certain covenants (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities. The IDB Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”) its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), and those of our retail subsidiaries and (ii) a second lien on its fixed assets excluding assets held by Paramount Petroleum Corporation and our retail subsidiaries.
     There were no borrowings outstanding under the IDB Credit Facility at June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006, we had $135.0 million and $102.1 million, respectively, of outstanding letters of credit under the IDB Credit Facility.
     Bank of America Credit Facility. In conjunction with our acquisition of Paramount Petroleum Corporation, Alon Holdings, a subsidiary, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A., as Agent, and a group of financial institutions secured by the assets of Paramount Petroleum Corporation. Borrowings under the Bank of America Initial Credit Facility were limited to $215.0 million, consisting of revolving loans and letters of credit. There were no borrowings outstanding under the Bank of America Initial Credit Facility at December 31, 2006 and outstanding letters of credit were $75.5 million.
     On March 1, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America N.A. as Agent, and a group of lenders. The Bank of America Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowings under the Bank of America Credit Facility are limited to $300.0 million, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at LIBOR plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the availability as of June 30, 2007, such interest rate would be 1.25% over the LIBOR rate. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as limitations on liens, additional indebtedness and certain restrictive payments. There were no borrowings outstanding under the Bank of America Credit Facility at June 30, 2007 and outstanding letters of credit were $115.1 million.
     Retail Credit Facilities
     On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), our subsidiary, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lenders party hereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent. The Amended Wachovia Credit Facility amends and restates the Wachovia Credit Facility, dated June 6, 2006, among SCS, the lenders party thereto and Wachovia (the “Original Credit Facility”).
     The assets of Skinny’s, LLC and SCS and each of their subsidiaries, including cash, accounts receivable and inventory, are pledged as security for the obligations under the Amended Wachovia Credit Facility. Skinny’s, LLC was formerly known as ALOSKI, LLC, an entity we formed in connection with the acquisition of Skinny’s, Inc. The commitment of the lenders under the Amended Wachovia Credit Facility is limited to $95.0 million.
     Prior to the amendment, $48.8 million was outstanding under the Original Credit Facility, consisting of a $28.8 million term loan and a $20.0 million revolving credit loan. In connection with the Skinny’s acquisition, SCS converted the existing revolving credit loan of $20.0 million to a term loan and drew down an additional $46.2 million under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, were combined into a $95.0 million term loan. At June 30, 2007, $95.0 million was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
     Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments on term loan borrowings under the Amended Wachovia Credit Facility will begin August 1, 2007 with monthly installments based on a 15-year amortization term.
     Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by us, our subsidiaries Alon USA Interests, LLC, Skinny’s, LLC and its subsidiaries and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge of substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
     The Amended Wachovia Credit Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments.
     In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At June 30, 2007 and December 31, 2006, the outstanding balances were $1.0 million and $1.1 million, respectively.
Capital Spending
     Each year our board of directors approves a capital projects budget, which includes regulatory and planned turnaround projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2007 is $76.4 million, of which $6.0 million is related to regulatory and compliance projects, $11.1 million is related to turnaround and chemical catalyst, and $59.3 million is related to various improvement and sustaining projects. Approximately $22.8 million has been spent as of June 30, 2007.

     Clean Air Capital Expenditures. We expect to spend approximately $15.4 million over the next four years to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
     Turnaround and Chemical Catalyst Costs. We expect to spend approximately $11.1 million during 2007 relating to turnaround and chemical catalyst. Approximately $5.1 million has been spent as of June 30, 2007 compared to $2.9 million for the same period in 2006.
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
New Accounting Standards and Disclosures
     New accounting standards are disclosed in Note 1(c) Basis of Presentation and Certain Significant Accounting Policies — New Accounting Standards included in the consolidated financial statements included in Item 1 of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in commodity prices, purchased fuel prices and interest rates are our primary sources of market risk. Our risk management committee oversees all activities associated with the identification, assessments and management of our market risk exposure.
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
     In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand, that have resulted in variances between our actual inventory level and our desired target level. Upon the review and approval of our risk management committee, we may utilize the commodity futures market to manage these anticipated inventory variances.
     We maintain inventories of crude oil, asphalt, feedstocks and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2007, we held approximately 5.3 million barrels of crude, product, and asphalt inventories valued under the LIFO valuation method with an average cost of $51.63 per barrel. Market value exceeded carrying value of LIFO costs by $66.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $5.3 million.
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
     The following table provides information about our derivative commodity instruments as of June 30, 2007:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Fair	Gain
of Activity	Volume	Price/BBL	Price	Value	Value	(Loss)
				(in thousands)
Futures-short (crude)	(120,000)	$—	$63.94	$(7,674)	$(8,482)	$(808)
Futures-long (RBOB)	25,000	93.24	—	2,331	2,409	78
Futures-short (RBOB)	(25,000)	—	95.01	(2,375)	(2,409)	(34)
Futures-long (heating oil)	105,000	83.22	—	8,738	8,961	223
Futures-short (heating oil)	(105,000)	—	83.88	(8,808)	(8,961)	(153)

Interest Rate Risk
          As of June 30, 2007, $541.5 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Amended Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and Eurodollar plus 1.5% per annum, respectively. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $5.4 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     (1) Evaluation of disclosure controls and procedures.
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
     (2) Changes in internal control over financial reporting.
          There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of our stockholders was held on May 8, 2007. Our stockholders voted on the following items at the Annual Meeting:
(a) The stockholders approved the election of ten (10) directors for a one-year term expiring at the 2008 Annual Meeting of our stockholders. The votes cast in these elections were as follows:

Director	For	Withheld
Itzhak Bader	40,720,742	3,912,453
Boaz Biran	40,746,359	3,886,836
Shaul Gliksberg	40,723,014	3,910,181
Ron W. Haddock	43,242,813	1,390,382
Erez Meltzer	40,757,555	3,875,640
Jeff. D. Morris	40,606,502	4,026,693
Yeshayahu Pery	40,743,537	3,889,658
Zalman Segal	44,156,925	476,270
Avraham Shochat	44,154,855	478,340
David Wiessman	40,019,869	4,613,326
(b) The stockholders ratified the employment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The votes for ratification were 44,572,125, the votes against ratification were 56,723 and the votes abstained were 4,346. There were no broker non-votes.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.2	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 20, 2007, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: August 9, 2007	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: August 9, 2007	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: August 9, 2007	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.2	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 20, 2007, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.