Form 10-Q
period 2007-09-30
Alon USA Energy, Inc.
filed 2007-11-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2007 was 46,808,444.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,426	$64,166
Short-term investments	35,008	—
Accounts and other receivables, net	309,742	126,634
Inventories	289,203	311,464
Prepaid expenses and other current assets	8,840	12,909

Total current assets	762,219	515,173

Equity method investments	43,190	38,298
Property, plant and equipment, net	713,176	775,836
Goodwill	124,860	15,317
Other assets	57,568	64,161

Total assets	$1,701,013	$1,408,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374,686	$202,447
Accrued liabilities	50,263	66,808
Current portion of deferred gain on disposition of assets	9,119	10,400
Current portion of long-term debt	10,856	6,739

Total current liabilities	444,924	286,394

Other non-current liabilities	64,440	65,885
Deferred gain on disposition of assets	36,005	42,299
Long-term debt	528,261	491,930
Deferred income tax liability	178,748	222,415

Total liabilities	1,252,378	1,108,923

Commitments and contingencies (note 15)
Minority interest in subsidiaries	19,297	9,532

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,808,444 and 46,806,443 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	468	468
Additional paid-in capital	182,442	181,622
Accumulated other comprehensive loss, net of income tax	(7,816)	(7,816)
Retained earnings	254,244	116,056

Total stockholders’ equity	429,338	290,330

Total liabilities and stockholders’ equity	$1,701,013	$1,408,785

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,243,232	$1,000,187	$3,395,457	$2,257,150
Operating costs and expenses:
Cost of sales	1,136,026	861,298	2,876,862	1,915,814
Direct operating expenses	48,342	35,579	152,371	81,014
Selling, general and administrative expenses	25,934	24,298	75,133	62,105
Depreciation and amortization	17,048	9,551	42,643	20,482

Total operating costs and expenses	1,227,350	930,726	3,147,009	2,079,415

Gain on disposition of assets	1,108	2,304	4,588	59,969

Operating income	16,990	71,765	253,036	237,704
Interest expense	(12,787)	(9,755)	(35,874)	(20,151)
Equity earnings of investees	5,531	1,422	10,071	2,175
Other income, net	1,747	2,147	4,928	6,248

Income before income tax expense and minority interest in income of subsidiaries	11,481	65,579	232,161	225,976
Income tax expense (benefit)	(1,839)	25,219	79,782	83,352

Income before minority interest in income of subsidiaries	13,320	40,360	152,379	142,624
Minority interest in income of subsidiaries	693	2,217	8,574	7,226

Net income	$12,627	$38,143	$143,805	$135,398

Earnings per share, basic	$0.27	$0.82	$3.08	$2.90

Weighted average shares outstanding (in thousands)	46,761	46,737	46,758	46,734

Cash dividends per share	$0.04	$2.54	$0.12	$2.99

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$143,805	$135,398
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,643	20,482
Stock compensation	2,357	2,123
Deferred income tax expense	4,394	22,658
Minority interest in income of subsidiaries	8,574	7,226
Equity earnings of investees (net of dividends)	(4,974)	(375)
Gain on disposition of assets	(4,588)	(59,969)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(182,324)	(48,300)
Inventories	28,201	7,576
Prepaid expenses and other current assets	4,185	12,559
Other assets	(6,661)	14,984
Accounts payable	165,228	(14,042)
Accrued liabilities	(21,601)	(21,334)
Other non-current liabilities	(5,644)	9,442

Net cash provided by operating activities	173,595	88,428

Cash flows from investing activities:
Capital expenditures	(28,869)	(27,378)
Turnaround and chemical catalyst expenditures	(9,357)	(2,990)
Acquisition of Skinny’s	(77,358)	—
Proceeds from disposition of assets, net	—	68,000
Acquisition of assets from Good Time Stores	—	(27,024)
Acquisition of Paramount Petroleum Company stock	—	(504,381)
Acquisition of assets from Edgington Oil Company	—	(92,976)
(Purchase) sale of short-term investments, net	(35,000)	185,320
Minority interest shares purchased	—	(186)

Net cash used in investing activities	(150,584)	(401,615)

Cash flows from financing activities:
Dividends paid to minority interest stockholders	(347)	(7,863)
Dividends paid to stockholders	(5,617)	(139,953)
Deferred debt issuance costs	(2,235)	(8,807)
Revolving credit facility, net	—	8,134
Additions to long-term debt	46,167	500,000
Payments on long-term debt	(5,719)	(131,231)

Net cash provided by financing activities	32,249	220,280

Net change in cash and cash equivalents	55,260	(92,907)
Cash and cash equivalents, beginning of period	64,166	136,820

Cash and cash equivalents, end of period	$119,426	$43,913

Supplemental cash flow information:
Cash paid for interest	$31,689	$12,096

Cash paid for income tax	$90,242	$51,172

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
          Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California and Texas comprising the majority of the Company’s state income tax. The federal tax years 2000 to 2004 are closed to audit, with 2005 and 2006 remaining open to audit. In general the state tax years open to audit range from 2000 to 2006. The Company’s liability for unrecognized tax benefits and accrued interest did not increase during either the three or nine months ended September 30, 2007.

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
          (d) Reclassifications
          Certain reclassifications have been made to the prior period balances to conform to the current presentation.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Paramount Acquisition
          On August 4, 2006, Alon completed the purchase of the stock of Paramount Petroleum Corporation. Paramount Petroleum Corporation’s assets included two refineries, located in Paramount, California and Willbridge, Oregon, with a combined refining capacity of 66,000 barrels per day (“bpd”) of heavy crude oil and seven asphalt terminals, other than the refineries’ terminals, located in Richmond Beach, Washington; Elk Grove and Mojave, California; Phoenix, Fredonia, and Flagstaff, Arizona; and Fernley, Nevada (50% interest) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in patented tire rubber modified asphalt products that are provided in six terminals.
          The Paramount Petroleum Corporation purchase price has been allocated based on an independent appraisal of the assets acquired and the liabilities assumed at the July 31, 2006 effective date of the acquisition.

Cash paid, less unrestricted cash acquired	$491,723
Transaction costs	3,599

Total Purchase Price	$495,322

     The purchase price was allocated as follows:

Current assets, net of unrestricted cash acquired	$314,570
Property, plant and equipment	387,646
Deferred charges and other assets	16,905
Equity method investments	14,259
Intangibles	2,700
Goodwill	76,758
Current liabilities	(166,667)
Deferred income tax liability	(115,112)
Other liabilities	(35,737)

Total Purchase Price	$495,322

          Alon retired all of the Paramount Petroleum Corporation debt at the closing of the acquisition.
          The purchase price settlement of certain post closing adjustments was finalized on October 18, 2007 resulting in amounts due to Alon of $7,250 which will be recorded in the fourth quarter of 2007.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The unaudited pro forma financial information is not necessarily indicative of the results that would have been obtained had the transaction actually occurred on January 1, 2006 or the results of future operations (in thousands, except per share amounts):

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(pro forma)
Net sales	$3,395,457	$3,117,400
Operating income	253,036	245,903
Net income	143,805	130,576
Earnings per share, basic	$3.08	$2.79
          Edgington Acquisition
          On September 28, 2006, Alon completed the acquisition of Edgington Oil Company, a heavy crude oil refining company located in Long Beach, California. The acquisition included Edgington Oil Company’s topping refinery with a nameplate capacity of approximately 40,000 bpd. Total consideration for the acquisition consisted of approximately $93,568 in cash and assumed liabilities, including $34,405 for the value of certain inventories at closing.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Skinny’s Acquisition
          On June 29, 2007, Alon completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70,200 plus adjustments of $7,158 for working capital and debt. The total consideration is estimated to be $77,358 subject to certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third is leased. Alon expects to market motor fuels sold at these stores under the FINA brand and to primarily supply such fuels from its Big Spring refinery.
          In conjunction with the Skinny’s, Inc. acquisition, Alon completed a borrowing of $46,167 under its Wachovia amended and restated credit agreement dated June 29, 2007.
          The purchase price has been preliminarily allocated as set forth below based on estimated fair values of the assets acquired and the goodwill assumed at the date of acquisition.

Cash paid, net of unrestricted cash acquired	$76,879
Transaction costs	479

Total Purchase Price	$77,358

          The purchase price was preliminarily allocated as follows:

Current assets, net of unrestricted cash acquired	$7,002
Property, plant and equipment	43,684
Other assets	771
Goodwill	32,785
Intangibles	6,238
Current liabilities	(10,483)
Other non-current liabilities	(2,639)

Total Purchase Price	$77,358

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
     (b) Asphalt Segment
     Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which we had a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included as total assets in the asphalt segment data.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     Segment data as of and for the three-month and nine-month periods ended September 30, 2007 and 2006 are presented below.

	Refining and				Consolidated
Three Months ended September 30, 2007	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$884,501	$211,117	$147,614	$—	$1,243,232
Intersegment sales/purchases	223,065	(161,701)	(61,364)	—	—
Depreciation and amortization	13,475	557	2,822	194	17,048
Operating income (loss)	17,734	(3,195)	2,775	(324)	16,990
Total assets	1,138,517	359,380	193,701	9,415	1,701,013
Turnaround, chemical catalyst and capital expenditures	10,371	495	3,977	579	15,422

	Refining and				Consolidated
Three Months ended September 30, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$733,134	$162,187	$104,866	$—	$1,000,187
Intersegment sales/purchases	51,329	(8,711)	(42,618)	—	—
Depreciation and amortization	6,954	334	1,927	336	9,551
Operating income (loss)	66,328	5,097	798	(458)	71,765
Total assets	1,105,564	260,825	96,116	13,223	1,475,728
Turnaround, chemical catalyst and capital expenditures	2,208	1,032	953	85	4,278

	Refining and				Consolidated
Nine Months ended September 30, 2007	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$2,549,671	$506,508	$339,278	$—	$3,395,457
Intersegment sales/purchases	511,011	(368,577)	(142,434)	—	—
Depreciation and amortization	35,448	1,612	4,954	629	42,643
Operating income (loss)	234,955	15,262	3,795	(976)	253,036
Total assets	1,138,517	359,380	193,701	9,415	1,701,013
Turnaround, chemical catalyst and capital expenditures	29,611	1,655	5,954	1,006	38,226

	Refining and				Consolidated
Nine Months ended September 30, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$1,769,986	$222,868	$264,296	$—	$2,257,150
Intersegment sales/purchases	121,803	(8,711)	(113,092)	—	—
Depreciation and amortization	14,478	456	4,191	1,357	20,482
Operating income (loss)	234,635	2,709	2,061	(1,701)	237,704
Total assets	1,105,564	260,825	96,116	13,223	1,475,728
Turnaround, chemical catalyst and capital expenditures	25,680	1,400	3,127	161	30,368
     Operating income for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, depreciation and amortization and gain on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
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
     Short-term investments primarily consist of highly-rated auction rate securities (“ARS”). Although ARS may have long-term stated maturities, generally 10 to 30 years, they may be liquidated at par on the rate reset date, which varies from 7 to 35 days depending on the terms of the issue. Alon has designated these securities as available-for-sale and has classified them as current assets because it views them as available to support its current operations. These securities are carried at cost, which approximates market value.
(6) Derivatives and Hedging Activities
     (a) Fair Value of Financial Instruments
     The carrying amounts of Alon’s cash, cash equivalents, short-term investments, receivables, payables and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The reported amount of long-term debt approximates fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
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
     Alon uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Crude oil and refined product forward contracts are used to manage price exposure associated with transactions to supply crude oil to the refineries and to the sale of refined products.
     At September 30, 2007, Alon held net futures contracts for sales of 479,000 barrels of crude oil and sales and purchases of 25,000 barrels of refined products at an average price of $73.07 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $4,069 has been included in cost of sales in the consolidated statements of operations for the quarter ended September 30, 2007.
     At September 30, 2007, Alon also held net forward contracts for purchases of 50,000 barrels of refined products at an average price of $91.08 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $129 has been included in cost of sales in the consolidated statements of operations for the quarter ended September 30, 2007.
     At September 30, 2006, Alon held net forward contracts for purchases of 25,000 barrels of refined products at an average price of $78.42 per barrel, net forward contracts for purchases of 35,600 barrels of asphalt products at an average price of $63.33 per barrel and net forward contracts for sales of 11,750 barrels of crude oil at an average price of $62.44 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts were recorded at their fair market values and an unrealized gain of $148 has been included as a reduction to cost of sales in the consolidated statements of operations for the quarter ended September 30, 2006.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all commodity derivative contracts are recorded at fair value and any changes in fair value between periods are included in cost of sales in the consolidated statements of operations.
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
Carrying value of inventories consisted of the following:

	September 30,	December 31,
	2007	2006
Crude oil, refined products, asphalt and blendstocks	$253,680	$280,212
Materials and supplies	12,065	12,161
Store merchandise	17,456	15,905
Store fuel	6,002	3,186

Total inventories	$289,203	$311,464

     Crude oil, refined products, asphalt and blendstock inventories totaled 4,889,000 barrels and 5,269,000 barrels as of September 30, 2007 and December 31, 2006, respectively.
     Market values exceeded LIFO costs by $91,145 and $26,924 at September 30, 2007 and December 31, 2006, respectively.
(8) Property, Plant and Equipment, net
     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
Refining facilities	$643,877	$730,036
Pipelines and terminals	40,223	40,108
Retail	127,739	78,722
Other	11,707	10,700

Property, plant and equipment, gross	823,546	859,566
Less accumulated depreciation	(110,370)	(83,730)

Property, plant and equipment, net	$713,176	$775,836

     An adjustment to the purchase price allocation of Paramount Petroleum Corporation resulted in a decrease of $102,200 to refining facilities. The decrease to refining facilities, net of a change in deferred tax liabilities, resulted in goodwill in the amount of $76,758. As a result of the adjustments to the purchase price allocation, depreciation expense was reduced on a pre-tax basis by approximately $3,400 during the second quarter of 2007. This reduction is for the depreciation expense recorded since the acquisition. The assets were originally allocated a higher value and have since been adjusted based upon receiving the final analysis of the independent appraiser.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(9) Other Assets
     Other assets consisted of the following:

	September 30,	December 31,
	2007	2006
Deferred turnaround, chemical catalyst expenditures	$12,375	$12,797
Environmental receivables	11,078	11,853
Deferred debt issuance costs	11,749	10,769
Intangible assets	10,908	20,696
Other	11,458	8,046

Total other assets	$57,568	$64,161

(10) Employee and Postretirement Benefits
     Alon has a qualified defined benefit pension plan covering substantially all of its refining and marketing segment employees, excluding West Coast employees. Alon’s policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Alon’s estimated contributions during 2007 to its qualified pension plan have not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2006. For the nine months ended September 30, 2007 and 2006, Alon contributed $3,460 and $2,190, respectively, to its qualified pension plan.
     The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$507	$478	$1,521	$1,434
Interest cost	665	608	1,995	1,824
Expected return on plan assets	(704)	(592)	(2,112)	(1,778)
Amortization of net loss	134	82	402	248

Net periodic benefit cost	$602	$576	$1,806	$1,728

(11) Long-Term Debt
     A summary of Alon’s long-term debt follows:

	September 30,	December 31,
	2007	2006
Term loan credit facility	$444,375	$447,750
Revolving credit facilities	—	—
Retail credit facilities	94,742	50,919

Total debt	539,117	498,669
Less current portion	(10,856)	(6,739)

Total long-term debt	$528,261	$491,930

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. At September 30, 2007 and December 31, 2006, the interest rate was Eurodollar plus 2.25%. Principal payments of 1% per annum on the initial amounts borrowed are paid in quarterly installments. At September 30, 2007 and December 31, 2006, the outstanding balance was $444,375 and $447,750, respectively.
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
     (b) Revolving Credit Facilities
     Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. Amounts borrowed under the IDB Credit Facility accrue interest at the Eurodollar rate plus 1.5% per annum.
     The IDB Credit Facility was amended on February 28, 2007 to extend the term of the revolving credit period through January 2010, to reduce existing borrowing costs and letter of credit fees, and to alter certain restrictive covenants (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities and eliminated certain financial covenants and requirements. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), and those of Alon’s retail subsidiaries and (ii) a second lien on its fixed assets excluding assets held by Paramount Petroleum Corporation and Alon’s retail subsidiaries.
     There were no borrowings outstanding under the IDB Credit Facility at September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006, Alon had $146,019 and $102,119, respectively, of outstanding letters of credit under the IDB Credit Facility.
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
     On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America N.A., as Agent, and a group of lenders. The Bank of America Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
Borrowings under the Bank of America Credit Facility are limited to $300,000, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at LIBOR plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the availability as of September 30, 2007, such interest rate would be 1.25% over the LIBOR rate. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as limitations on liens, additional indebtedness and certain restrictive payments. There were no borrowings outstanding under the Bank of America Credit Facility at September 30, 2007 and outstanding letters of credit were $118,982.
     (c) Retail Credit Facilities
     On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lenders party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent. The Amended Wachovia Credit Facility amends and restates the credit agreement dated June 6, 2006, among SCS, the lenders party thereto and Wachovia (the “Original Credit Facility”).
     The assets of Skinny’s, LLC and SCS and each of their subsidiaries, including cash, accounts receivable and inventory, are pledged as security for the obligations under the Amended Wachovia Credit Facility. Skinny’s, LLC was formerly known as ALOSKI, LLC, an entity that Alon formed in connection with the acquisition of Skinny’s, Inc.
     Prior to the amendment, $48,833 was outstanding under the Original Credit Facility, consisting of a $28,833 term loan and a $20,000 revolving credit loan. In connection with the Skinny’s acquisition, SCS converted the existing revolving credit loan of $20,000 to a term loan and drew down an additional $46,167 under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, was combined into a $95,000 term loan.
     Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum.  Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At September 30, 2007, $93,889 was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
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
     In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At September 30, 2007 and December 31, 2006, the outstanding balances were $853 and $1,086, respectively.
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
     Restricted Stock. In August 2005, Alon granted awards of 10,791 shares of restricted stock and in November 2005 Alon granted an award of 12,500 shares of restricted stock, in each case to certain directors, officers and key employees in connection with Alon’s initial public offering in July 2005. The participants were allowed to acquire shares at a discounted price of $12.00 per share with a grant date fair value of $16.00 per share for the August 2005 awards and $20.42 per share for the November 2005 award. In November 2005, Alon granted awards of 52,672 shares of restricted stock to certain officers and key employees with a grant date fair value of $20.42 per share. Non-employee directors are awarded an annual grant of shares of restricted stock valued at $25. All restricted shares granted under the 2005 Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
     Compensation expense for the restricted stock grants amounted to $206 and $386 for the nine months ended September 30, 2007 and 2006, respectively and is included in Alon’s selling, general and administrative expenses. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.
     The following table summarizes the restricted share activity from January 1, 2006:

	Number of	Weighted Average
Restricted Shares:	Shares	Grant Date Fair Values
Nonvested at January 1, 2006	78,737	$19.73
Granted	2,253	33.29
Vested	(26,244)	19.73
Forfeited	(5,667)	20.42

Nonvested at December 31, 2006	49,079	$20.27
Granted	2,001	37.51
Vested	(5,272)	18.82
Forfeited	—	—

Nonvested at September 30, 2007	45,808	$21.19

     As of September 30, 2007, there was $200 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
expected to be recognized over a weighted-average period of 1.2 years. The fair value of shares vested-to-date in 2007 is $187.
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
     Compensation expense for the SARs grants amounted to $614 for the nine months ended September 30, 2007 and is included in Alon’s selling, general and administrative expenses.
     (b) 2000 Incentive Stock Compensation Plan
     On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $1,537 and $1,778 for the nine months ended September 30, 2007 and 2006, respectively and is included in Alon’s selling, general and administrative expenses.
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the nine months ended September 30, 2007 and for the year ended December 31, 2006 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2006	8,060	$100	3,027	$100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100

Outstanding at December 31, 2006	6,848	100	2,572	100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100

Outstanding at September 30, 2007	5,216	$100	1,959	$100

     The intrinsic value of options exercised in 2007 is $11,559.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(13) Stockholders’ Equity (per share in dollars)
     Common Stock Dividends
     Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock on each of the following dates: March 16, 2007, June 14, 2007 and September 14, 2007.
(14) Income tax expense (benefit)
     Income tax expense for the three and nine months ended September 30, 2007 includes a benefit of $5,485 resulting from the true-up of the prior year income tax expense.
(15) Earnings Per Share (earnings per share in dollars)
     Basic earnings per share are calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and SARs using the treasury stock method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The calculation of earnings per share, basic and diluted for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$12,627	$38,143	$143,805	$135,398
Average number of shares of common stock outstanding	46,761	46,737	46,758	46,734
Dilutive restricted shares and SAR shares	73	52	73	42

Average number of shares of common stock outstanding assuming dilution	46,834	46,789	46,831	46,776

Earnings per share – basic	$0.27	$0.82	$3.08	$2.90

Earnings per share – diluted*	$0.26	$0.82	$3.02	$2.89

*	For the purpose of calculating diluted earnings per share, net income was reduced by $238 and $2,475, respectively, for the three and nine months ended September 30, 2007, to adjust for the effects of options issued by Alon’s subsidiaries.
(16)	Commitments and Contingencies
          (a) Commitments
          In the normal course of business, Alon has long-term commitments to purchase services such as natural gas, electricity and water for use by its refineries, terminals, pipelines and retail locations. Alon is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.
          (b) Contingencies
          Alon is involved in various other claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material adverse effect on Alon’s financial position, results of operations or liquidity.
          (c) Environmental
          Alon is subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These rules regulate the discharge of materials into the environment and may require Alon to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by Alon and are associated with past or present operations. Alon is currently participating in environmental investigations, assessments, and cleanups under these regulations at service stations, pipelines, and terminals. Alon may in the future be involved in additional environmental investigations, assessments, and cleanups. The magnitude of future costs will depend on factors such as the unknown nature of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required, and the determination of Alon’s liability in proportion to other responsible parties.
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
          Alon has accrued environmental remediation obligations of $38,451 ($1,750 current payable and $36,701 non-current liability) at September 30, 2007 and $40,099 ($1,750 current payable and $38,349 non-current liability)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
at December 31, 2006. Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, Alon has recorded $9,608 as a non-current receivable at September 30, 2007. In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. As a result, Alon has recorded a current receivable of $1,750 and a non-current receivable of $1,470 at September 30, 2007.
(17)	Subsequent Event
          Dividend Declared
          On November 7, 2007, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on December 14, 2007 to stockholders of record at the close of business on November 30, 2007.

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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	the synergies and accretion to reported earnings estimated to result from our acquisitions of Paramount Petroleum Corporation and Edgington Oil Company may not be realized;

•	our ability to successfully integrate the operations and employees of Paramount Petroleum Corporation and Edgington Oil Company and the timing of such integration;

•	expected cost savings from the Paramount Petroleum Corporation and Edgington Oil Company acquisitions may not be fully realized or recognized within the expected time frame, and costs or expenses relating to the acquisitions may be higher than expected;

•	revenues or margins following the Paramount Petroleum Corporation and Edgington Oil Company acquisitions may be lower than expected;

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our facilities or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors.”
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
          Asphalt Segment. Our asphalt segment markets asphalt produced at our three refineries in the refining and marketing segment and transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices. The asphalt segment also conducts operations at and markets asphalt produced by our fourth refinery located in Willbridge, Oregon. The Willbridge refinery is an asphalt topping refinery with a crude oil throughput capacity of 12,000 bpd. The Willbridge refinery processes primarily heavy crude oil with approximately 70% of its production sold as asphalt products. The

Willbridge refinery operates approximately three months per year at times when cargos of heavy crude oil are available for delivery to the refinery.
          In addition to the Willbridge refinery our asphalt segment includes 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in marketing patented tire rubber modified asphalt products. We produce both paving and roofing grades of asphalt and, depending on the terminal; can manufacture performance-graded asphalts, emulsions and cutbacks. The locations with a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included in the segment data total assets.
          Retail Segment. Our retail segment operates 308 owned and leased convenience store sites operating primarily in Central and West Texas and New Mexico. The total number of store sites reflects the acquisition of Skinny’s, Inc. and its 102 convenience store sites as noted below under “—Third Quarter Overview.” These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names.
Third Quarter Overview
Operational and Financial Highlights
          Operating income for the third quarter of 2007 decreased to $16,990 from $71,765 achieved during the same period last year.  Higher cost of crude oil and lower refinery and asphalt margins contributed to the decline in operating income for the third quarter of 2007.  Operating income for the first nine months of 2007 was $253,036 compared to $237,704 achieved in the same period last year.  The increase in operating income for the first nine months of 2007 was attributable to higher refinery throughput at both our Big Spring and California refineries, which consist of the Paramount and Long Beach refineries, and higher refinery and asphalt margins in the first and second quarter of 2007. Highlights for the third quarter of 2007 include:
•	Our average refinery operating margin for the Big Spring refinery decreased by $3.88 per barrel to $10.90 per barrel for the three months ended September 30, 2007, compared to $14.78 per barrel for the three months ended September 30, 2006. The decrease in refinery operating margin for the Big Spring refinery was impacted by scheduled maintenance in the third quarter 2007 which also resulted in reduced throughput volumes. Our Big Spring refinery throughput was 67,824 bpd for the three months ended September 30, 2007 compared to 68,870 bpd for the three months ended September 30, 2006. Also impacting the Big Spring refinery operating margin was the Gulf Coast 3/2/1 crack spread which decreased by $.24 per barrel to $13.14 per barrel for the three months ended September 30, 2007 compared to $13.38 per barrel for the three months ended September 30, 2006.

•	Our average refinery operating margin for the California refineries decreased by $2.22 per barrel to $0.45 per barrel for the three months ended September 30, 2007, compared to $2.67 per barrel for the period August 1, 2006 through September 30, 2006. The decrease in refinery operating margin for the California refineries was impacted by California logistical and supply issues primarily related to the increase in throughput and increased use of waterborne crude, which is hedged, and the decrease in the West Coast 3/2/1 crack spread, which decreased by $4.10 per barrel to $20.50 per barrel for the three months ended September 30, 2007 compared to $24.60 per barrel for the three months ended September 30, 2006. Our California refineries throughput was 66,784 bpd for the three months ended September 30, 2007 compared to 45,585 bpd for the period August 1, 2006 through September 30, 2006.

•	Our average asphalt margin decreased by $24.70 per ton to $15.67 per ton for the three months ended September 30, 2007, compared to $40.37 per ton for the three months ended September 30, 2006. Asphalt market prices did not reflect the increase in costs of crude oil and other raw materials and as a result, asphalt margins decreased.

•	The average light/heavy spread for the three months ended September 30, 2007 was $12.39 per barrel compared to $14.80 per barrel for the three months ended September 30, 2006. The average sweet/sour spread for the three months ended September 30, 2007 was $5.26 per barrel compared to $4.44 per barrel for the three months ended September 30, 2006.
•	Our capital expenditures and turnaround spending for the three months ended September 30, 2007 totaled approximately $15,422.

•	On September 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on September 1, 2007.

•	The purchase price settlement of certain post closing adjustments relating to the acquisition of Paramount Petroleum Corporation was finalized on October 18, 2007 resulting in amounts due to us of $7,250 which will be recorded in the fourth quarter of 2007.
Acquisition of Retail Convenience Stores
          On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70,200 plus adjustments of $7,158 for working capital and debt. The total consideration is estimated to be $77,358, subject to certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third is leased. We market motor fuels sold at these stores under the FINA brand and supply such fuels primarily from our Big Spring refinery.
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
          We compare our California refineries’ per barrel operating margin to the West Coast 6/1/2/3 crack spread. A 6/1/2/3 crack spread is calculated assuming that six barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline, two barrels of diesel and three barrels of fuel oil. We calculate the West Coast 6/1/2/3 crack spread using the market values of West Coast LA CARBOB pipeline gasoline, LA ultra low-sulfur pipeline diesel, LA 380 pipeline CST (fuel oil) and the market value of WTI crude oil. The per barrel operating margin of the California refineries is calculated by dividing gross margin by throughput volumes. Gross margin is the difference between net sales and cost of sales. Another comparison to other West Coast refineries is the West Coast 3/2/1 crack spread. This is calculated using the market values of West Coast LA CARBOB pipeline gasoline, LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil.
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
          The results of operations from our refining and marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $5.38 and $8.19 per million British thermal units, or MMBTU, in the first nine months of 2007. Over the first nine months of 2006, natural gas prices ranged between $4.20 and $10.63 per MMBTU. Typically, electricity prices fluctuate with natural gas prices.
          Demand for gasoline products is generally higher during summer months than during winter months due to seasonal increases in highway traffic. As a result, the operating results for our refining and marketing segment for the first and fourth quarters are generally lower than those for the second and third quarters. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our regions is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
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
Asphalt
          Earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the price at which asphalt is transferred from our refining and marketing segment to our asphalt segment. The asphalt segment also conducts operations at and markets asphalt produced by our refinery located in Willbridge, Oregon. A portion of our asphalt sales are made using fixed price contracts for delivery of asphalt products at future dates. A change in crude prices (which affects our transfer prices) between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, the operating results for our asphalt segment for the first and fourth quarters are expected to be lower than those for the second and third quarters.
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
Factors Affecting Comparability
          Our financial condition and operating results over the three and nine month periods ended September 30, 2007 and 2006 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance:
          California Refineries and Asphalt Assets. The financial information for the three and nine months ended September 30, 2007 includes the results of the California refineries and the asphalt assets acquired in the third quarter of 2006. We acquired the Paramount Petroleum Corporation refining and asphalt assets effective July 31, 2006 and the Edgington Oil Company refining assets on September 28, 2006. Subsequent to these acquisitions, the Company began operating the Paramount and Edgington refineries as one integrated refinery, and we refer to these assets as the “California Refineries”. Our depreciation and amortization expense increased as a result of these acquisitions and interest expense increased due to the new borrowings incurred to finance these acquisitions.
          Market Considerations. During the third quarter of 2007, crude oil prices increased which resulted in lower asphalt margins for our asphalt segment. Refined product margins also decreased in the third quarter.
          Refinery Turnaround. In the second quarter of 2006, we successfully completed a scheduled turnaround at the Big Spring refinery to enable the refinery to meet the diesel sulfur content standards required by the U.S. Environmental Protection Agency as part of the Clean Air Act, for a total investment of $17,500. The average refinery throughput was reduced during the second quarter of 2006 to 56,335 bpd while work was completed to meet this new standard. The average refinery throughput during the second quarter of 2007 was 72,660 bpd.
          Amdel and White Oil Pipeline Transaction. In connection with our sale of the Amdel and White Oil crude oil pipelines (which we refer to the Amdel and White Oil transaction), we recognized pre-tax gain of $52,500 in the nine months ended September 30, 2006.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
     Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2007 and 2006. We acquired the Paramount Petroleum Corporation assets effective July 31, 2006 and the Edgington Oil Company assets on September 28, 2006, collectively, California refineries and asphalt assets, in the third quarter of 2006 and therefore, comparable data related to these refineries for the three and nine months ended September 30, 2006 include results for the two months of August and September. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” except for Balance Sheet data as of December 31, 2006 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,243,232	$1,000,187	$3,395,457	$2,257,150
Operating costs and expenses:
Cost of sales	1,136,026	861,298	2,876,862	1,915,814
Direct operating expenses	48,342	35,579	152,371	81,014
Selling, general and administrative expenses (1)	25,934	24,298	75,133	62,105
Depreciation and amortization (2)	17,048	9,551	42,643	20,482

Total operating costs and expenses	1,227,350	930,726	3,147,009	2,079,415

Gain on disposition of assets (3)	1,108	2,304	4,588	59,969

Operating income	16,990	71,765	253,036	237,704
Interest expense (4)	(12,787)	(9,755)	(35,874)	(20,151)
Equity earnings of investees	5,531	1,422	10,071	2,175
Other income, net	1,747	2,147	4,928	6,248

Income before income tax expense and minority interest in income of subsidiaries	11,481	65,579	232,161	225,976
Income tax expense (benefit)	(1,839)	25,219	79,782	83,352

Income before minority interest in income of subsidiaries	13,320	40,360	152,379	142,624
Minority interest in income of subsidiaries	693	2,217	8,574	7,226

Net income	$12,627	$38,143	$143,805	$135,398

Earnings per share, basic	$0.27	$0.82	$3.08	$2.90

Weighted average shares outstanding (in thousands)	46,761	46,737	46,758	46,734

Cash dividends per share	$0.04	$2.54	$0.12	$2.99

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$14,687	$93,138	$173,595	$88,428
Investing activities	(50,595)	(597,223)	(150,584)	(401,615)
Financing activities	(4,334)	343,650	32,249	220,280

OTHER DATA:
Adjusted EBITDA (5)	$40,208	$82,581	$306,090	$206,640
Capital expenditures (6)	11,202	4,213	28,869	27,378
Capital expenditures for turnaround and chemical catalyst	4,220	65	9,357	2,990

	September 30,	December 31,
	2007	2006
BALANCE SHEET DATA (end of period):
Cash, cash equivalents and short-term investments	$154,434	$64,166
Working capital	317,295	228,779
Total assets	1,701,013	1,408,785
Total debt	539,117	498,669
Total stockholders’ equity	429,338	290,330

(1)	Includes corporate headquarters selling, general and administrative expenses of $130 and $122 for the three months ended September 30, 2007 and 2006, respectively, and $347 and $344 for the nine months ended September 30, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(2)	Includes corporate depreciation and amortization of $194 and $336 for the three months ended September 30, 2007 and 2006, respectively, and $629 and $1,357 for the nine months ended September 30, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(3)	Gain on disposition of assets reported in the three and nine months ended September 30, 2007 reflects the recognition of $1,108 and $4,588, respectively, of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP in March 2005 (“HEP Transaction”). Gain on disposition of assets reported in the nine months ended September 30, 2006 reflects the $52,500 pre-tax gain on disposition of assets recorded in connection with the Amdel and White Oil transaction and the recognition of $7,469 deferred gain recorded primarily in connection with the HEP transaction. Deferred gain recorded primarily in connection with the HEP transaction for the third quarter 2006 was $2,304.

(4)	Interest expense for the nine months ended September 30, 2006 includes $3,000 prepayment premium and $3,894 of unamortized debt issuance costs written off as a result of the prepayment of the $100,000 term loan in January 2006.

(5)	Adjusted EBITDA represents earnings (net income) before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization, and is exclusive of gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items which may vary for different companies for reasons unrelated to overall operating performance.
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
The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2006, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(dollars in thousands)
Net income	$12,627	$38,143	$143,805	$135,398
Minority interest in income of subsidiaries	693	2,217	8,574	7,226
Income tax expense (benefit)	(1,839)	25,219	79,782	83,352
Interest expense	12,787	9,755	35,874	20,151
Depreciation and amortization	17,048	9,551	42,643	20,482
Gain on disposition of assets	(1,108)	(2,304)	(4,588)	(59,969)

Adjusted EBITDA	$40,208	$82,581	$306,090	$206,640

(6)	Includes corporate capital expenditures of $579 and $86 for the three months ended September 30, 2007 and 2006, respectively, and $1,006 and $162 for the nine months ended September 30, 2007 and 2006, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,107,566	$784,463	$3,060,682	$1,891,789
Operating costs and expenses:
Cost of sales	1,035,589	682,214	2,655,771	1,619,441
Direct operating expenses	36,396	27,074	117,633	69,334
Selling, general and administrative expenses	5,497	4,197	21,424	13,870
Depreciation and amortization	13,475	6,954	35,448	14,478

Total operating costs and expenses	1,090,957	720,439	2,830,276	1,717,123

Gain on disposition of assets (2)	1,125	2,304	4,549	59,969

Operating income	$17,734	$66,328	$234,955	$234,635

KEY OPERATING STATISTICS:
Total sales volume (bpd)	125,487	112,114	131,418	92,733
Non-integrated marketing sales volume (bpd) (3)	14,298	17,651	14,168	18,797
Non-integrated marketing margin (per barrel sales volume) (3)	$0.89	$0.75	$0.57	$(0.18)
Per barrel of throughput:
Refinery operating margin – Big Spring (4)	$10.90	$14.78	$16.93	$14.93
Refinery operating margin – CA Refineries (4)	0.45	2.67	4.95	2.67
Refinery direct operating expense – Big Spring (5)	3.22	2.98	3.47	3.43
Refinery direct operating expense – CA Refineries (5)	2.65	2.94	3.05	2.94
Capital expenditures	6,151	2,142	20,254	22,689
Capital expenditures for turnaround and chemical catalyst	4,220	66	9,357	2,991

PRICING STATISTICS:
WTI crude oil (per barrel)	$75.43	$70.45	$66.15	$68.09
WTS crude oil (per barrel)	70.17	66.01	61.54	62.86
MAYA crude oil (per barrel)	63.04	55.58	54.59	52.69
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$13.14	$13.38	$17.38	$13.78
Group III	21.23	18.30	22.66	15.83
West Coast	20.50	24.60	30.89	26.45
Crack spreads (6/1/2/3) (per barrel):
West Coast	$2.35	$1.59	$7.89	$4.05
Crude oil differentials (per barrel):
WTI less WTS	$5.26	$4.44	$4.61	$5.23
WTI less MAYA	12.39	14.80	11.56	15.33
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.073	$1.952	$1.973	$1.921
Gulf Coast low-sulfur diesel	2.181	2.084	2.019	2.005
Group III unleaded gasoline	2.288	2.051	2.112	1.963
Group III low-sulfur diesel	2.330	2.237	2.120	2.069
West Coast LA CARBOB (unleaded gasoline)	2.307	2.315	2.406	2.306
West Coast LA ultra low-sulfur diesel	2.238	2.160	2.120	2.142
Natural gas (per MMBTU)	$6.24	$6.18	$7.02	$6.89

THROUGHPUT AND YIELD
DATA:
BIG SPRING

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	Bpd	%	bpd	%	bpd	%	bpd	%
Refinery crude throughput:
Sour crude	56,292	83.0	62,961	91.4	58,980	85.9	58,241	89.3
Sweet crude	5,903	8.7	2,728	4.0	5,172	7.5	3,033	4.6
Blendstocks	5,629	8.3	3,181	4.6	4,502	6.6	3,964	6.1

Total refinery throughput (6)	67,824	100.0	68,870	100.0	68,654	100.0	65,238	100.0

Refinery production:
Gasoline	30,516	45.1	30,347	44.6	31,586	46.3	29,139	45.2
Diesel/jet	19,560	28.9	22,775	33.5	20,310	29.8	20,942	32.5
Asphalt	8,485	12.6	6,740	9.9	7,614	11.2	6,301	9.8
Petrochemicals	3,658	5.4	4,990	7.3	4,174	6.1	4,341	6.7
Other	5,392	8.0	3,171	4.7	4,497	6.6	3,720	5.8

Total refinery production (7)	67,611	100.0	68,023	100.0	68,181	100.0	64,443	100.0

Refinery Utilization (8)		97.1%		93.8%		93.9%		91.5%
THROUGHPUT AND YIELD
DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery crude throughput:
Sour crude	24,395	36.5	23,847	52.3	22,949	36.4	23,847	52.3
Heavy crude	42,562	63.8	21,969	48.2	40,124	63.5	21,969	48.2
Blendstocks	(173)	(0.3)	(231)	(0.5)	43	0.1	(231)	(0.5)

Total refinery throughput (6) (9)	66,784	100.0	45,585	100.0	63,116	100.0	45,585	100.0

Refinery production:
Gasoline	8,090	12.3	5,677	12.7	7,335	11.9	5,677	12.7
Diesel/jet	14,490	22.1	11,182	25.0	13,711	22.2	11,182	25.0
Asphalt	21,507	32.8	15,130	33.8	19,440	31.5	15,130	33.8
Light unfinished	3,196	4.9	1,904	4.3	3,346	5.4	1,904	4.3
Heavy unfinished	17,248	26.3	10,222	22.8	16,853	27.3	10,222	22.8
Other	1,057	1.6	622	1.4	1,015	1.7	622	1.4

Total refinery production (7) (9)	65,588	100.0	44,737	100.0	61,700	100.0	44,737	100.0

Refinery Utilization (8)		92.4%		84.8%		87.9%		84.8%

(1)	Net sales include intersegment sales to our asphalt and retail segments at prices which are intended to approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements. Net sales for the nine months ended September 30, 2006 includes $3,300 for the sale of sulfur credits.

(2)	Gain on disposition of assets reported in the three and nine months ended September 30, 2007 reflects the recognition of $1,125 and $4,549, respectively, of deferred gain recorded primarily in connection with the HEP Transaction. Gain on disposition of assets reported in the nine months ended September 30, 2006 reflects the $52,500 pre-tax gain on disposition of assets recorded in connection with the Amdel and White Oil transaction and the recognition of $7,469 deferred gain recorded primarily in connection with the HEP transaction. Deferred gain recorded primarily in connection with the HEP transaction for the third quarter 2006 was $2,304.

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

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales (exclusive of sale of sulfur credits from the Big Spring refinery) and cost of sales attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring and California refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(6)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(7)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery.

(8)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

(9)	Total refinery throughput and total refinery production for the three and nine month periods ended September 30, 2006 are calculated using two months of data. Our acquisition of Paramount Petroleum Corporation was effective as of July 31, 2006.

ASPHALT SEGMENT

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$211,117	$162,187	$506,508	$222,868
Operating costs and expenses:
Cost of sales (1)	201,447	143,131	452,722	200,471
Direct operating expenses	11,946	8,505	34,738	11,680
Selling, general and administrative expenses	358	5,120	2,174	7,552
Depreciation and amortization	557	334	1,612	456

Total operating costs and expenses	214,308	157,090	491,246	220,159

Gain (loss) on disposition of assets	(4)	—	—	—

Operating income (loss)	$(3,195)	$5,097	$15,262	$2,709

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	617	472	1,533	693
Sales price per ton	$342.17	$343.92	$330.40	$322.07
Asphalt margin (2)	$15.67	$40.37	$35.09	$32.32
Capital expenditures	$495	$1,032	$1,655	$1,400

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the difference between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to the asphalt sales.

RETAIL SEGMENT

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2007	2006		2007		2006
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$147,614	$104,866		$339,278		$264,296
Operating costs and expenses:
Cost of sales (1)	122,055	87,282		279,380		217,705
Selling, general and administrative expenses	19,949	14,859		51,188		40,339
Depreciation and amortization	2,822	1,927		4,954		4,191

Total operating costs and expenses	144,826	104,068		335,522		262,235

Gain on disposition of assets	(13)	—		39		—

Operating income	$2,775	$798		$3,795		$2,061

KEY OPERATING STATISTICS:
Number of stores (end of period)	308	207		308		207
Fuel sales (thousands of gallons)	27,049	21,265		65,075		55,848
Fuel sales (thousands of gallons per site per month) (2)	29	34		30		34
Fuel margin (cents per gallon) (3)	16.0 ¢	15.0	¢	19.3	¢	16.3	¢
Fuel sales price (dollars per gallon) (4)	$2.92	$2.83		$2.77		$2.67
Merchandise sales	$69,180	$44,692		$159,289		$115,296
Merchandise sales (per site per month) (2)	75	72		74		71
Merchandise margin (5)	30.7%	32.2%		29.7%		32.5%
Capital expenditures	$3,977	$953		$5,954		$3,127

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Fuel and merchandise sales per site for the nine months ended September 30, 2007 were calculated using 206 stores for six months and 308 stores for three months due to the acquisition of Skinny’s, Inc. on June 29, 2007. Fuel and merchandise sales per site for the nine months ended September 30, 2006 were calculated using 167 stores for six months and 207 stores for three months due to the acquisition of Good Time Stores on July 3, 2006.

(3)	Fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents per gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(4)	Fuel sales price per gallon represents the average sales price for motor fuels sold through our retail segment.

(5)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Net Sales
          Consolidated. Net sales for the three months ended September 30, 2007 were $1,243,232, compared to $1,000,187 for the three months ended September 30, 2006, an increase of $243,045 or 24.3%. This increase was primarily due to the addition of sales from the California refineries and asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006 and the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
          Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,107,566 for the three months ended September 30, 2007, compared to $784,463 for the three months ended September 30, 2006, an increase of $323,103 or 41.2%. This increase was primarily due to the inclusion of the sales from our California refineries for the full quarter in 2007 compared to two months in the third quarter of 2006. Throughput for the three months ended September 30, 2007 was 134,608 bpd, compared to 114,455 bpd for the three months ended September 30, 2006, an increase of 20,153 bpd or 17.6%. Also contributing to the increase in sales was an increase in the average motor fuel prices. The average price of Gulf Coast unleaded gasoline for the third quarter of 2007 increased approximately $0.12 per gallon to $2.073 per gallon, compared to $1.952 per gallon in the third quarter of 2006, an increase of 6.2% and the average Gulf Coast low-sulfur diesel price increased by approximately $0.10 per gallon to $2.181 per gallon in the third quarter of 2007 as compared to $2.084 per gallon in the third quarter of 2006, an increase of 4.6%.
          Asphalt Segment. Net sales for our asphalt segment were $211,117 for the three months ended September 30, 2007, compared to $162,187 for the three months ended September 30, 2006, an increase of $48,930 or 30.2%. This increase was primarily due to the addition of sales from the asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006.
          Retail Segment. Net sales for our retail segment were $147,614 for the three months ended September 30, 2007 compared to $104,866 for the three months ended September 30, 2006, an increase of $42,748 or 40.8%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Cost of Sales
          Consolidated. Cost of sales was $1,136,026 for the three months ended September 30, 2007, compared to $861,298 for the three months ended September 30, 2006, an increase of $274,728 or 31.9%. This increase was primarily due an increase in crude oil prices in the third quarter of 2007 and to the addition of cost of sales from the California refineries and the asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006.
          Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $1,035,589 for the three months ended September 30, 2007, compared to $682,214 for the three months ended September 30, 2006, an increase of $353,375 or 51.8%. This increase was primarily due an increase in crude oil prices during the third quarter of 2007 compared to the third quarter of 2006 and the addition of the California refineries for the full quarter in 2007 compared to two months in the third quarter of 2006. The average price per barrel of WTS crude oil for the third quarter of 2007 increased $4.16 per barrel to $70.17 per barrel, compared to $66.01 per barrel for the third quarter of 2006, an increase of 6.3%. The average price per barrel of Maya crude oil for the third quarter of 2007 increased $7.46 per barrel to $63.04 per barrel, compared to $55.58 per barrel for the third quarter of 2006, an increase of 13.4%. Throughput for the three months ended September 30, 2007 was 134,608 bpd, compared to 114,455 bpd for the three months ended September 30, 2006, an increase of 20,153 bpd or 17.6%.
          Asphalt Segment. Cost of sales for our asphalt segment was $201,447 for the three months ended September 30, 2007, compared to $143,131 for the three months ended September 30, 2006, an increase of $58,316 or 40.7%. This increase was primarily due to the addition of cost of sales from the asphalt assets acquired for the full quarter in 2007 compared to two months in the third quarter of 2006.
          Retail Segment. Cost of sales for our retail segment was $122,055 for the three months ended September 30, 2007, compared to $87,282 for the three months ended September 30, 2006, an increase of $34,773 or 39.8%. This increase was primarily due to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.

Direct Operating Expenses
          Consolidated. Direct operating expenses were $48,342 for the three months ended September 30, 2007, compared to $35,579 for the three months ended September 30, 2006, an increase of $12,763 or 35.9%. This increase was primarily attributable to the inclusion of the California refineries and the asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006.
          Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended September 30, 2007 were $36,396, compared to $27,074 for the three months ended September 30, 2006, an increase of $9,322 or 34.4%. This increase was primarily attributable to the inclusion of the California refineries for the full quarter in 2007 compared to two months in the third quarter of 2006.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2007 were $11,946, compared to $8,505 for the three months ended September 30, 2006, an increase of $3,441 or 40.5%. This increase was primarily due to the inclusion of the asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended September 30, 2007 were $25,934, compared to $24,298 for the three months ended September 30, 2006, an increase of $1,636 or 6.7%. This increase was primarily attributable to the inclusion of additional expenses incurred with respect to the California refineries and the asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006, and the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
          Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended September 30, 2007 were $5,497, compared to $4,197 for the three months ended September 30, 2006, an increase of $1,300 or 31.0%. This increase resulted primarily from higher corporate costs associated with the acquisition of the California refineries during the third quarter of 2006, and an increase in professional fees relating to these acquisitions.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2007 were $358, compared to $5,120 for the three months ended September 30, 2006, a decrease of $4,762. This decrease was primarily due to a change in the method of corporate allocations.
          Retail Segment. SG&A expenses for our retail segment for the three months ended September 30, 2007 were $19,949 compared to $14,859 for the three months ended September 30, 2006, an increase of $5,090 or 34.3%. This increase was primarily attributable to higher store expenses due to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Depreciation and Amortization
          Depreciation and amortization for the three months ended September 30, 2007 was $17,048, compared to $9,551 for the three months ended September 30, 2006. This $7,497 or 78.5% increase was primarily attributable to the inclusion of depreciation related to the California refineries and the asphalt assets for the full quarter in 2007 compared to two months in the third quarter of 2006, and the completion of various capital projects in 2007.
Operating Income
          Consolidated. Operating income for the three months ended September 30, 2007 was $16,990, compared to $71,765 operating income for the three months ended September 30, 2006, a decrease of $54,775. The decrease was primarily due to lower refinery operating and asphalt margins.

          Refining and Marketing Segment. Operating income for the three months ended September 30, 2007 decreased by $48,594 or 73.3% to $17,734 compared to $66,328 for the three months ended September 30, 2006. Our Big Spring refinery operating margin for the third quarter of 2007 decreased $3.88 per barrel to $10.90 per barrel, compared to $14.78 per barrel in the third quarter of 2006. The Gulf Coast 3/2/1 crack spread decreased by 1.8% to an average of $13.14 per barrel in the third quarter of 2007 compared to an average of $13.38 per barrel in the third quarter of 2006, contributing to the lower Big Spring refinery margin. West Coast 6/1/2/3 margin, which represents a heavy sour hydroskimming refinery margin, increased $0.76, or 47.8% in the third quarter of 2007 to $2.35 per barrel compared to $1.59 per barrel during the same period in 2006. West Coast 3/2/1 crack spreads decreased $4.10, or 16.7% in the third quarter of 2007 to $20.50 per barrel compared to $24.60 per barrel for the third quarter of 2006. The California refineries operating margins were also negatively impacted by California logistical and supply issues primarily related to the increase in throughput and increased use of waterborne crude, which is hedged.
          Asphalt Segment. Operating loss for our asphalt segment was $3,195 for the three months ended September 30, 2007, compared to income of $5,097 for the three months ended September 30, 2006, a decrease of $8,292. This decrease was primarily due to a 61.2% drop in asphalt margins from $40.37 per ton to $15.67 per ton. Asphalt market prices did not reflect the increase in costs of crude oil and other raw materials and as a result, asphalt margins decreased.
          Retail Segment. Operating income for our retail segment was $2,775 for the three months ended September 30, 2007, compared to $798 for the three months ended September 30, 2006, an increase of $1,977. This increase was primarily attributable to increased volumes associated with the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Interest Expense
          Interest expense was $12,787 for the three months ended September 30, 2007, compared to $9,755 for the three months ended September 30, 2006, an increase of $3,032. This increase was primarily attributable to the inclusion of interest on $450,000 of new borrowings to finance the acquisitions made during the third quarter of 2006 for the full quarter in 2007 compared to two months in the third quarter of 2006, an increase in the outstanding amount of the Amended Wachovia Credit Facility to partially finance the Skinny’s transaction, and increased amounts of letters of credit outstanding due to the increase in crude oil prices.
Income Tax Expense
          Income tax expense was a benefit of $1,839 for the three months ended September 30, 2007, compared to an expense of $25,219 for the three months ended September 30, 2006, a decrease of $27,058. This decrease partially resulted from our lower taxable income in the third quarter of 2007 compared to the third quarter of 2006. Our effective tax rate was negative 17.4% for the third quarter of 2007, compared to an effective tax rate of 38.5% for the third quarter of 2006. The decrease in our effective rate is primarily attributable to a benefit of $5,485 resulting from the true-up of the prior year income tax expense. Also contributing to the decrease in the effective tax rate were tax deductions associated with the American Jobs Creation Act of 2004 which increased to 6% in 2007 from 3% in 2006.
Minority Interest In Income Of Subsidiaries
          Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $693 for the three months ended September 30, 2007, compared to $2,217 for the three months ended September 30, 2006, a decrease of $1,524. This decrease was primarily attributable to our lower after-tax income in the quarter as a result of the factors discussed above.
Net Income
          Net income was $12,627 for the three months ended September 30, 2007, compared to $38,143 for the three months ended September 30, 2006, a decrease of $25,516 or 66.9%. This decrease was attributable to the factors discussed above.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Net Sales
          Consolidated. Net sales for the nine months ended September 30, 2007 were $3,395,457, compared to $2,257,150 for the nine months ended September 30, 2006, an increase of $1,138,307 or 50.4%. This increase was primarily due to the addition of sales from the California refineries and the asphalt assets acquired during the third quarter of 2006.
          Refining and Marketing Segment. Net sales for our refining and marketing segment were $3,060,682 for the nine months ended September 30, 2007, compared to $1,891,789 for the nine months ended September 30, 2006, an increase of $1,168,893 or 61.8%. This increase was primarily due to the addition of sales from the California refineries acquired during the third quarter of 2006 and higher refinery throughput at our Big Spring refinery. Average refinery throughput at our Big Spring refinery increased to 68,654 bpd, or 5.2%, for the first nine months of 2007, compared to an average refinery throughput of 65,238 bpd for the first nine months of 2006. Average motor fuel prices during the nine months ended September 30, 2007 were comparable to the prices for the same period in 2006. The average price of Gulf Coast unleaded gasoline for the first nine months of 2007 increased $5.2 cpg to $1.973 per gallon compared to $1.921 per gallon in the first nine months of 2006, an increase of 2.7%. The average Gulf Coast low-sulfur diesel price increased by approximately $1.4 cpg to $2.019 per gallon in the first nine months of 2007 as compared to $2.005 per gallon in the first nine months of 2006, an increase of 0.7%.
          Asphalt Segment. Net sales for our asphalt segment were $506,508 for the nine months ended September 30, 2007, compared to $222,868 for the nine months ended September 30, 2006, an increase of $283,640 or 127.3%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
          Retail Segment. Net sales for our retail segment were $339,278 for the nine months ended September 30, 2007 compared to $264,296 for the nine months ended September 30, 2006, an increase of $74,982 or 28.4%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007, and to the inclusion of the Good Time Stores for the full nine months of 2007 compared to the three months in the same period of 2006.
Cost of Sales
          Consolidated. Cost of sales was $2,876,862 for the nine months ended September 30, 2007, compared to $1,915,814 for the nine months ended September 30, 2006, an increase of $961,048 or 50.2%. This increase was primarily due to the addition of the California refineries and asphalt assets acquired during the third quarter of 2006 and higher throughput at our Big Spring refinery.
          Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $2,655,771 for the nine months ended September 30, 2007, compared to $1,619,441 for the nine months ended September 30, 2006, an increase of $1,036,330 or 64.0%. This increase was primarily due to the addition of the California refineries acquired during the third quarter of 2006, and higher refinery throughput at our Big Spring refinery, partially offset by a decrease in crude oil prices. The average price per barrel of WTS crude oil for the first nine months of 2007 decreased $1.32 per barrel to $61.54 per barrel, compared to $62.86 per barrel for the same period in 2006, a decrease of 2.1%.
          Asphalt Segment. Cost of sales for our asphalt segment was $452,722 for the nine months ended September 30, 2007, compared to $200,471 for the nine months ended September 30, 2006, an increase of $252,251 or 125.8%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
          Retail Segment. Cost of sales for our retail segment was $279,380 for the nine months ended September 30, 2007, compared to $217,705 for the nine months ended September 30, 2006, an increase of $61,675 or 28.3%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007, and to the inclusion of the Good Time Stores for the full nine months of 2007 compared to the three months in the same period of 2006.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $152,371 for the nine months ended September 30, 2007, compared to $81,014 for the nine months ended September 30, 2006, an increase of $71,357 or 88.1%. This increase was primarily attributable to the acquisition of the California refineries and the asphalt assets acquired during the third quarter of 2006, and to higher energy usage as a result of higher throughput at our Big Spring refinery.
          Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the nine months ended September 30, 2007 were $117,633, compared to $69,334 for the nine months ended September 30, 2006, an increase of $48,299 or 69.7%. This increase was primarily attributable to the California refineries acquired during the third quarter of 2006 and higher throughput at the Big Spring refinery.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2007 were $34,738 compared to $11,680 for the nine months ended September 30, 2006, an increase of $23,058 or 197.4%. This increase was primarily due to the asphalt assets acquired during the third quarter of 2006.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the nine months ended September 30, 2007 were $75,133, compared to $62,105 for the nine months ended September 30, 2006, an increase of $13,028 or 21.0%. This increase was primarily due to the addition of the California refineries and acquisition of 102 Skinny’s convenience stores on June 29, 2007.
          Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the nine months ended September 30, 2007 were $21,424 compared to $13,870 for the nine month period ended September 30, 2006, an increase of $7,554 or 54.5%. This increase resulted primarily from higher corporate costs associated with the acquisition of the California refineries in the third quarter of 2006, and an increase in professional fees relating to these acquisitions.
          Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2007 were $2,174, compared to $7,552 for the nine months ended September 30, 2006, a decrease of $5,378 or 71.2%. This decrease was primarily due to a change in method of corporate allocations.
          Retail Segment. SG&A expenses for our retail segment for the nine months ended September 30, 2007 were $51,188, compared to $40,339 for the nine months ended September 30, 2006, an increase of $10,849 or 26.9%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007 and the inclusion of the Good Time Stores for the full nine months of 2007 compared to the three months in the same period of 2006.
Depreciation and Amortization
          Consolidated. Depreciation and amortization for the nine months ended September 30, 2007 was $42,643, compared to $20,482 for the nine months ended September 30, 2006. This increase was primarily due to the addition of the California refineries and asphalt assets acquired during the third quarter of 2007.
Operating Income
          Consolidated. Operating income for the nine months ended September 30, 2007 was $253,036 compared to $237,704 operating income for the nine months ended September 30, 2006, an increase of $15,332 or 6.5%. Excluding gains from disposition of assets of $4,588 for the nine months ended September 30, 2007 and $59,969 for the same period in 2006, which management believes enhances period to period comparability, operating income for the nine months ended September 30, 2007 was $248,448 compared to $177,735 for the nine months ended September 30, 2006, an increase of $70,713 or 39.8%.
          Refining and Marketing Segment. Operating income for our refining and marketing segment for the nine months ended September 30, 2007 was $234,955 compared to operating income of $234,635 for the nine months ended September 30, 2006, an increase of $320 or 0.1%. Excluding the $4,549 gain on disposition of assets relating to the HEP transaction, operating income for the nine months ended September 30, 2007 was $230,406, compared to $174,666 in the same period in 2006 (excluding $52,500 of gain on disposition of assets resulting from the Amdel and White Oil transaction and $7,469 relating to the HEP transaction), an increase of $55,740 or 31.9%. This increase was primarily attributable to the increase in our refinery operating margins. Our Big Spring refinery operating margin for the first nine months of 2007 increased $2.00 per barrel to $16.93 per barrel, compared to $14.93 per barrel for the first nine months of 2006. This increase was attributable, in part, to higher differentials between refined product prices and crude oil prices. The Gulf Coast 3/2/1 crack spread increased by 26.1% to an average of $17.38 per barrel in the first nine months of 2007 compared to an average of $13.78 per barrel in the first nine months of 2006. Partially offsetting the higher operating margins was a lower average sweet/sour spread which decreased $0.62 per barrel to $4.61 per barrel for the first nine months of 2007 compared to the average sweet/sour spread of $5.23 per barrel for the first nine months of 2006, a decrease of 11.8%. West Coast 3/2/1 crack spreads increased $4.44 per barrel, or 16.8% to $30.89 per barrel for the nine months ended September 30, 2007 compared to $26.45 per barrel for the nine months ended September 30, 2006.
          Asphalt Segment. Operating income for our asphalt segment was $15,262 for the nine months ended September 30, 2007, compared to $2,709 for the nine months ended September 30, 2006, an increase of $12,553. This increase was primarily due the asphalt assets acquired during the third quarter of 2006 and higher asphalt margins.
          Retail Segment. Operating income for our retail segment was $3,795 for the nine months ended September 30, 2007, compared to $2,061 for the nine months ended September 30, 2006, an increase of $1,734 or 84.1%. This increase was primarily attributable to increased volumes associated with the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Interest Expense
          Interest expense was $35,874 for the nine months ended September 30, 2007, compared to $20,151 for the nine months ended September 30, 2006, an increase of $15,723 or 78.0%. This increase was primarily attributable to $450,000 of new borrowings to finance the acquisitions made during the third quarter of 2006, an increase in the outstanding amount of the Amended Wachovia Credit Facility to partially finance the Skinny’s acquisition, and increased amounts of letters of credit outstanding due to the increase in crude oil prices and refineries throughput.
Income Tax Expense
          Income tax expense was $79,782 for the nine months ended September 30, 2007, compared to $83,352 for the nine months ended September 30, 2006, a decrease of $3,570. Our effective tax rate was 34.4% for the nine months ended September 30, 2007, compared to an effective tax rate of 36.9% for the nine months ended September 30, 2006. The decrease in our effective rate is primarily attributable to a benefit of $5,485 resulting from the true-up of the prior year income tax expense. Also contributing to the decrease in the effective tax rate were tax deductions associated with the American Jobs Creation Act of 2004 which increased to 6% in 2007 from 3% in 2006.
Minority Interest In Income Of Subsidiaries
          Minority interest in income of subsidiaries was $8,574 for the nine months ended September 30, 2007, compared to $7,226 for the nine months ended September 30, 2006, an increase of $1,348. This increase was primarily attributable to our increased after-tax income in the first nine months of 2007 as a result of the factors discussed above.

Net Income
          Net income was $143,805 for the nine months ended September 30, 2007, compared to $135,398 for the nine months ended September 30, 2006, an increase of $8,407 or 6.2%. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. We believe that these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations during the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business or acquisitions that we complete.
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
Cash Flows
     The following table sets forth our consolidated cash flows for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$14,687	$93,138	$173,595	$88,428
Investing activities	(50,595)	(597,223)	(150,584)	(401,615)
Financing activities	(4,334)	343,650	32,249	220,280

Net (decrease) increase in cash and cash equivalents	$(40,242)	$(160,435)	$55,260	$(92,907)

Cash Flows Provided by Operating Activities
          Net cash provided by operating activities during the three months ended September 30, 2007 was $14,687, compared to $93,138 during the three months ended September 30, 2006. The net change in cash provided by operating activities was primarily attributable to the change in operating income.
          Net cash provided by operating activities during the nine months ended September 30, 2007 was $173,595, compared to $88,428 during the nine months ended September 30, 2006. The net change in cash provided by operating activities was primarily attributable to higher net income, net of gain on disposal of assets and lower usage of working capital, net of cash and cash equivalents.
Cash Flows Used In Investing Activities
          Net cash used in investing activities during the three months ended September 30, 2007 was $50,595, compared to $597,223 used during the three months ended September 30, 2006. The net change in cash used in investing activities during the three months ended September 30, 2007 was primarily attributable to the purchase of short-term investments which totaled $35,000 and capital expenditures of $11,202. Net cash used in investing activities during the three months ended September 30, 2006 was primarily for the acquisitions of Paramount Petroleum Corporation, Edgington Oil Company and Good Time Stores.
          Net cash used in investing activities was $150,584 during the nine months ended September 30, 2007, compared to $401,615 used during the nine months ended September 30, 2006. The net change in cash used in investing activities was primarily attributable to the purchase of short-term investments of $35,000, capital expenditures of $28,869 and the acquisition of Skinny’s for $77,358. Cash used in 2006 included $624,381 for acquisitions, which was partially offset by the sale of short-term investments of $185,320 and proceeds of $68,000 from the sale of Amdel and White Oil crude oil pipelines sold in March 2006.
Cash Flows Provided By (Used In) Financing Activities
          Net cash used in financing activities was $4,334 during the three months ended September 30, 2007, compared to net cash provided of $343,650 during the three months ended September 30, 2006. The net change in cash provided by financing activities in the third quarter of 2006 was primarily attributable to the incurrence of $500,000 of additional debt used to fund acquisitions.
          Net cash provided by financing activities was $32,249 during the nine months ended September 30, 2007, compared to cash provided of $220,280 during the nine months ended September 30, 2006. The net change in cash provided by financing activities in the first nine months of 2007 was primarily attributable to lower amounts borrowed in 2007 partially offset by special dividends paid in 2006 in the amount of $147,816 as well as a term loan prepayment in the amount of $103,900 in January 2006.
Cash Position and Indebtedness
          We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of September 30, 2007, our total cash and cash equivalents were $119,426 and we had total debt of $539,117.
          Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of September 30, 2007:

	As of September 30, 2007
	Amount Outstanding	Total Facility	Total Availability (1)
	(dollars in thousands)
Debt, including current portion:
Term loan credit facility	$444,375	$444,375	$—
Revolving credit facilities	—	540,000	274,999
Retail credit facilities	94,742	94,742	—

Totals	$539,117	$1,079,117	$274,999

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of September 30, 2007 which was $274,999 or (b) total borrowing base less outstanding borrowings and letters of credit as of September 30, 2007 which was $468,283.
          Term Loan Credit Facility
          On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. Upon consummation of the acquisition of Paramount Petroleum Corporation on August 4, 2006 we borrowed $400,000. On September 28, 2006, we borrowed an additional $50,000 to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. At September 30, 2007 and December 31, 2006, the loan rate was Eurodollar plus 2.25%. Principal payments of 1% per annum on the initial amounts borrowed are paid in quarterly installments. At September 30, 2007 and 2006, the outstanding balance was $444,375 and $448,875, respectively.
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
          We may, from time to time, request an additional $100,000 of term loans under the Credit Suisse Credit Facility provided that the sum of the incremental loans and the then outstanding loans under the Credit Suisse Credit Facility does not exceed $550,000.
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
          Revolving Credit Facilities
          Israel Discount Bank Credit Facility. We entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or we increase our throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. Amounts borrowed under the IDB Credit Facility accrue interest at the Eurodollar rate plus 1.5% per annum.
          The IDB Credit Facility was amended on February 28,2007 to extend the term of the revolving credit period through January 2010, to reduce existing borrowing costs and letter of credit fees, and to alter certain covenants (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities. The IDB Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”) its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), and those of our retail subsidiaries and (ii) a second lien on its fixed assets excluding assets held by Paramount Petroleum Corporation and our retail subsidiaries.
          There were no borrowings outstanding under the IDB Credit Facility at September 30, 2007 and 2006. As of September 30, 2007 and 2006, we had $146,019 and $75,383, respectively, of outstanding letters of credit under the IDB Credit Facility.
          Bank of America Credit Facility. In conjunction with our acquisition of Paramount Petroleum Corporation, Alon Holdings, a subsidiary, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A., as Agent, and a group of financial institutions secured by the assets of Paramount Petroleum Corporation. Borrowings under the Bank of America Initial Credit Facility were limited to $215,000, consisting of revolving loans and letters of credit. At September 30, 2006, borrowings under the Bank of America Initial Credit Facility were $8,134 and outstanding letters of credit were $125,748.

          On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America N.A. as Agent, and a group of lenders. The Bank of America Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowings under the Bank of America Credit Facility are limited to $300,000, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at LIBOR plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the availability as of September 30, 2007, such margin would be 1.25% over the LIBOR rate. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as limitations on liens, additional indebtedness and certain restrictive payments. There were no borrowings outstanding under the Bank of America Credit Facility at September 30, 2007 and outstanding letters of credit were $118,982.
          Retail Credit Facilities
          On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), our subsidiary, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lenders party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent. The Amended Wachovia Credit Facility amends and restates the Wachovia Credit Facility, dated June 6, 2006, among SCS, the lenders party thereto and Wachovia (the “Original Credit Facility”).
          The assets of Skinny’s, LLC and SCS and each of their subsidiaries, including cash, accounts receivable and inventory, are pledged as security for the obligations under the Amended Wachovia Credit Facility. Skinny’s, LLC was formerly known as ALOSKI, LLC, an entity we formed in connection with the acquisition of Skinny’s, Inc.
          Prior to the amendment, $48,833 was outstanding under the Original Credit Facility, consisting of a $28,833 term loan and a $20,000 revolving credit loan. In connection with the Skinny’s acquisition, SCS converted the existing revolving credit loan of $20,000 to a term loan and drew down an additional $46,167 under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, was combined into a $95,000 term loan.
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum.  Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At September 30, 2007, $93,889 was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
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
          In 2003, we obtained $1,500 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At September 30, 2007 and December 31, 2006, the outstanding balances were $853 and $1,086, respectively.
Capital Spending
          Each year our board of directors approves a capital projects budget, which includes regulatory and planned turnaround projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2007 is $76,399, of which $6,000 is related to regulatory and compliance projects, $11,144 is related to turnaround and chemical catalyst, and $59,255 is related to various improvement and sustaining projects. Approximately $38,200 has been spent as of September 30, 2007.
          Clean Air Capital Expenditures. We expect to spend approximately $15,400 over the next four years to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $11,100 during 2007 relating to turnaround and chemical catalyst. Approximately $9,357 has been spent as of September 30, 2007 compared to $2,990 for the same period in 2006.
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
New Accounting Standards and Disclosures
          New accounting standards are disclosed in Note 1(c) Basis of Presentation and Certain Significant Accounting Policies—New Accounting Standards included in the consolidated financial statements included in Item 1 of this report.
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
          We maintain inventories of crude oil, asphalt, feedstocks and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2007, we held 4,889,000 barrels of crude, product, and asphalt inventories valued under the LIFO valuation method with an average cost of $51.89 per barrel. Market value exceeded carrying value of LIFO costs by $91,145 We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4,889.
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
          The following table provides information about our derivative commodity instruments as of September 30, 2007:

		Wtd Avg	Wtd Avg			Pre-tax
Description	Contract	Pay	Receive	Contract	Market	Fair
of Activity	Volumes	Price	Price	Value	Value	Value
				(in thousands)
Forwards-long (gasoline)	50,000	$91.08	$—	$4,554	$4,425	$(129)
Futures-long (crude)	255,000	81.16	—	20,695	20,823	128
Futures-short (crude)	(734,000)	—	75.81	(55,644)	(59,891)	(4,247)
Futures-long (RBOB)	25,000	86.52	—	2,163	2,172	9
Futures-short (RBOB)	(25,000)	—	88.50	(2,213)	(2,172)	41
Interest Rate Risk
          As of September 30, 2007, $539,117 of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Amended Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and Eurodollar plus 1.5% per annum, respectively. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $5,391 per year.
ITEM 4. CONTROLS AND PROCEDURES
     (1) Evaluation of disclosure controls and procedures.
          Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
     (2) Changes in internal control over financial reporting.
          There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: November 8, 2007	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: November 8, 2007	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: November 8, 2007	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.