Form 10-K
period 2007-12-31
Alon USA Energy, Inc.
filed 2008-03-11
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
$0.01 per share
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value for the Registrant’s common stock held by non-affiliates as of June 30, 2007, the last day of the Registrant’s most recently completed second fiscal quarter was $476,724,814.
     As of March 1, 2008, 46,808,444 shares of the registrant’s common stock, $0.01 par value, were outstanding.
     Documents incorporated by reference: Proxy statement of the registrant relating to the Registrant’s 2008 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
     We are a Delaware corporation formed in 2000 to acquire the Big Spring, Texas refinery and related pipeline, terminal and marketing assets from Atofina Petrochemicals, Inc., or FINA. In 2006, we acquired three additional refineries in Paramount and Long Beach, California and Willbridge, Oregon, together with the related pipeline, terminal and marketing assets, through the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company. As of December 31, 2007, we operated 307 convenience stores in Central and West Texas and New Mexico, primarily under the 7-Eleven and FINA brand names. Our convenience stores typically offer merchandise, food products and motor fuels. Our principal executive offices are located at 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
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
     We submitted our annual certification concerning corporate governance to the New York Stock Exchange on May 21, 2007 pursuant to section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
Refining and Marketing
     Our refining and marketing segment includes three sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California. We operate the two California refineries as one integrated refinery. These three refineries have a combined throughput capacity of approximately 158,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
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
     On February 18, 2008, an explosion in the area of the propylene splitter unit of the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The cause of the explosion has not yet been determined. Our Big Spring refinery has not resumed operations since the explosion, but our current expectation is to resume partial operations by the end of March 2008.
     Our Big Spring refinery has the capability to process substantial volumes of less expensive high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. Typically, sour crude oil has accounted for approximately 92.0% of the Big Spring refinery’s crude oil input.
     Our Big Spring refinery produces gasoline, ultra low sulfur diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum products. This refinery typically converts approximately 90.0% of its feedstock into finished products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 10.0% primarily converted to asphalt and liquefied petroleum gas.
     During each full year of operations since our acquisition from FINA, we have averaged over 90% utilization of our Big Spring refinery’s crude oil throughput capacity. The following table summarizes historical throughput and production data for our Big Spring refinery:

	Year Ended December 31,
	2007		2006		2005
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput:
Sour crude	58,607	86.0	58,529	89.4	55,643	86.0
Sweet crude	5,017	7.4	2,987	4.6	5,072	7.8
Blendstocks	4,521	6.6	3,897	6.0	4,040	6.2

Total refinery throughput (1)	68,145	100.0	65,413	100.0	64,755	100.0

Refinery production:
Gasoline	32,135	47.5	29,671	46.0	29,499	45.8
Diesel/jet	19,676	29.1	20,651	32.0	21,903	34.0
Asphalt	7,620	11.3	6,147	9.5	5,824	9.1
Petrochemicals	3,980	5.9	4,465	6.9	4,256	6.6
Other	4,190	6.2	3,627	5.6	2,911	4.5

Total refinery production (2)	67,601	100.0	64,561	100.0	64,393	100.0

Refinery utilization (3)	92.5%		90.8%		94.3%

(1)	Total refinery throughput represents the total of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the bpd of various finished products produced from processing oil and other refinery feedstocks through the crude unit and other conversion units at our Big Spring refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. In March 2005, we expanded the crude oil throughput capacity of the Big Spring refinery from 62,000 bpd to 70,000 bpd.
     Refinery throughput and production for 2007 reflects the effects of downtime associated with a scheduled reformer regeneration in January 2007, scheduled maintenance in the third quarter of 2007 and restrictions on throughput caused by limited hydrogen production due to operational issues in the catalytic reformer which were resolved by a reformer regeneration completed in January 2008. Refinery throughput and production for 2006 reflects the effects of downtime associated with a planned turnaround in May 2006 for the installation and start-up of equipment to permit the Big Spring refinery to satisfy the ultra low sulfur diesel standards of the U.S. Environmental Protection Agency (“EPA”) and of reduced crude oil capacity due to a restriction in the crude vacuum tower heater during the months of June to December of 2006. Due to the vacuum tower heater restriction, average refinery throughput for the last two quarters of 2006 was 67,400 bpd compared to 70,529 bpd for the first quarter of 2006. Refinery throughput and production for 2005 reflects the effect of the downtime associated with a planned major turnaround and refinery expansion in the first quarter 2005. Following the expansion, refinery throughput increased to an average of 70,419 bpd for the last three quarters of 2005, compared to an average throughput of 47,447 bpd for the first quarter 2005.
          Big Spring Refinery Raw Material Supply
     Sour crude oil has typically accounted for more than 90% of our crude oil input at the Big Spring refinery, of which approximately 93% was West Texas Sour (“WTS”) crude oil. In late 2006, we began to use different crudes and feedstocks shipped from the Texas Gulf Coast on the Amdel pipeline to diversify our crude sources and to improve production yields. As a result, in 2007 WTS decreased to approximately 77% of the Big Spring Refinery’s sour crude oil input. Our Big Spring refinery is the closest refinery in proximity to Midland, Texas, which is the largest origination terminal for West Texas crude oil. We believe this location provides us with the lowest transportation cost differential for West Texas crude oil of any refinery.
     Approximately 68% of our Big Spring refinery’s crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are generally short-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. A small amount of locally gathered crude oil is also delivered directly to our Big

Spring refinery. The remainder of the Big Spring refinery’s crude oil input requirements are purchased on the spot market. In addition, access to the Amdel and White Oil pipeline gives us the ability to optimize our refinery crude slate by transporting foreign and domestic crude oils to our Big Spring refinery from the Gulf Coast when the economics for processing those crude oils are more favorable than processing locally-sourced crude oils. Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar, and a majority of our natural gas is delivered by a pipeline in which we own a 63% interest.
          Crude Oil Pipelines
     We receive WTS crude oil and West Texas Intermediate (“WTI”), a light sweet crude oil, primarily from regional common carrier pipelines. We also have access to offshore domestic and foreign crude oils available on the Gulf Coast through the Amdel and White Oil pipelines. This combination of access to Permian Basin crude oil and foreign and offshore domestic crude oil from the Gulf Coast allows us to optimize our Big Spring refinery’s crude oil supply at any given time. The crude oil pipelines we utilize consist of the following:

Crude Oil Pipelines	Status	Miles	Connections
Amdel	Sunoco Throughput	504	Midland and Nederland
White Oil	Sunoco Throughput	25	Garden City (Amdel) and Big Spring
Mesa Interconnect	Owned	4	Mesa pipeline and Big Spring
Centurion	Owned (leased to Centurion)	3	Centurion pipeline and Big Spring
     The 504-mile bi-directional Amdel pipeline and the 25-mile White Oil pipeline connect our refinery to Nederland, Texas, which is located on the Gulf Coast, and to Midland, Texas. Permian Basin crude oil is delivered to our Big Spring refinery through the 4-mile long, 16-inch diameter Mesa Interconnect pipeline which is connected to the Mesa pipeline system, a common carrier, and through our 3-mile long, 12-inch diameter connection pipeline which is leased to Centurion Pipeline L.P. (“Centurion”) and connected to the Centurion 12-inch and 8-inch diameter pipeline system from Midland, Texas to Roberts Junction in Texas.
     On March 1, 2006, we sold our Amdel and White Oil crude pipelines, which had been inactive since December 2002, to an affiliate of Sunoco, Inc. (“Sunoco”), for a total consideration of approximately $68.0 million. In conjunction with the sale of the Amdel and White Oil pipelines, we entered into a 10-year pipeline Throughput and Deficiency Agreement with Sunoco, with an option to extend the agreement by four additional thirty-month periods. The Throughput and Deficiency Agreement allows us to maintain crude oil transportation rights on the pipelines from the Gulf Coast and from Midland, Texas to the Big Spring refinery. Pursuant to the Throughput and Deficiency Agreement, we have agreed to ship a minimum of 15,000 bpd on the pipelines during the term of the agreement. We commenced shipments of crude oil through the Amdel and White Oil pipelines under this agreement in October 2006.
     To further diversify crude oil delivery sources to our Big Spring refinery, we entered into a 15-year arrangement with Centurion in June 2006. Pursuant to this arrangement, Centurion will provide us with crude oil transportation pipeline capacity, and we ship a minimum of 21,500 bpd of crude oil from Midland, Texas to our Big Spring refinery using Centurion’s approximately 40-mile long pipeline system from Midland to Roberts Junction and our 3-mile pipeline from Roberts Junction to the Big Spring refinery which we lease to Centurion. We commenced shipments of crude oil through these pipelines in November 2006.
          Big Spring Refinery Production
     Gasoline. In 2007, gasoline accounted for approximately 47.5% of our Big Spring refinery’s production. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 93 octane premium unleaded, and use a computerized component blending system to optimize gasoline blending. We intend to complete our ultra low sulfur gasoline project in the third quarter of 2009 following which our gasoline produced at the Big Spring refinery will comply with the EPA’s ultra low sulfur gasoline standard of 30 parts per million (“ppm”). Our Big Spring refinery is capable of producing specially formulated fuels, such as those required in the El Paso, Dallas/Fort Worth and Arizona markets.

     Distillates. In 2007, diesel and jet fuel accounted for approximately 29.1% of our Big Spring refinery’s production. Following completion of our ultra low sulfur diesel project in May 2006, all of the on-road specification diesel fuel we produce meets the EPA’s ultra low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications required by the Air Force bases to which we market our jet fuel.
     Asphalt. Asphalt accounted for approximately 11.3% of our Big Spring refinery’s production in 2007. Approximately 62.0% of our Big Spring refinery’s asphalt production is blended paving grades and 38.0% is asphalt blendstocks. We have an exclusive license to use FINA’s asphalt blending technology in West Texas, Arizona, New Mexico and Colorado and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming. Exclusivity under this fully-paid license remains in effect as long as we continue to purchase our rubber modifiers from FINA, although we may purchase rubber modifiers from other sources and maintain such exclusivity if FINA does not provide competitive pricing on these products. Because FINA ceased supplying rubber modifiers in the United States in the first quarter of 2005, we have been purchasing rubber modifiers from other sources since that time. Our asphalt facilities are capable of producing up to 29 different product formulations, including both polymer modified asphalt (“PMA”) and ground tire rubber (“GTR”) asphalt. Asphalt produced at the Big Spring refinery is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
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
          Big Spring Refinery Transportation Fuel Marketing
     Our refining and marketing segment sales include sales of refined products from our Big Spring refinery in both the wholesale rack and bulk markets. Our marketing of transportation fuels produced at our Big Spring refinery is focused on four states in the Southwestern and South Central regions of the United States through our physically integrated system.
     We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to these areas as our physically integrated system because our FINA-branded and unbranded distributors in this region are supplied with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements. Our physically integrated system includes more than 625 of the approximately 1,080 FINA-branded retail sites that we supply, including approximately 90.0% of our retail segment convenience stores. Our refining and marketing segment also markets motor fuels in East Texas, which we refer to as our non-integrated system because we supply our branded and unbranded distributors in this region with motor fuels we obtain from third parties.
     Branded Transportation Fuel Marketing. We primarily market gasoline and diesel fuels through a network of approximately 1,080 locations under the FINA brand name, which includes our 307 convenience stores located in Texas and New Mexico, which are primarily 7-Eleven and FINA branded. During 2007, we sold over 29,000 bpd of gasoline and diesel fuel as branded fuels. Approximately 56.0% of our branded fuel sales are in West Texas and Central Texas.
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
     Unbranded Transportation Fuel Marketing. We presently sell a majority of the diesel fuel and approximately 15.0% of the gasoline produced at our Big Spring refinery on an unbranded basis. During 2007, we sold over 10,000 bpd of our

Big Spring refinery’s diesel fuel and gasoline production as unbranded fuels, which were largely sold through our physically integrated system.
     Jet Fuel Marketing. We market substantially all the jet fuel produced at our Big Spring refinery as JP-8 grade to the Defense Energy Supply Center (“DESC”). All DESC contracts are for a one-year term and are awarded through a competitive bidding process. We have traditionally bid for contracts to supply Dyess Air Force Base in Abilene, Texas and Sheppard Air Force Base in Wichita Falls, Texas. Jet fuel production in excess of existing contracts is sold through unbranded rack sales.
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

				Expiration
Product Pipelines	Access	Miles	Connections	Date
Plains (1)	Lease	38	Coahoma and Midland	2012
Fin-Tex	HEP throughput	137	Midland and Orla (Holly)	2020
Holly	Lease	133	Orla and El Paso	2018
Trust	HEP throughput	332	Big Spring/Abilene/Wichita Falls	2020
Dyess JP-8	HEP throughput	2	Abilene and Dyess Air Force Base	2020
River	HEP throughput	47	Wichita Falls and Duncan (Magellan)	2020
Carswell	Owned	148	Abilene and Fort Worth	N/A

(1)	The description of the Plains pipeline does not include a 4-mile pipeline that we own connecting Big Spring and Coahoma, Texas.
     In February 2005, we completed the contribution of our Fin-Tex, Trust, River and Dyess JP-8 product pipelines, and certain of our product terminals connected to these pipelines to Holly Energy Partners, LP (“HEP”). Simultaneous with this transaction, we entered into a Pipelines and Terminal Agreement with HEP with an initial term of 15 years and three subsequent five year renewal terms exercisable at our sole discretion. Pursuant to the Pipelines and Terminal Agreement, we have agreed to transport and store minimum volumes of refined products in the pipelines and terminals and to pay specified tariffs and fees for such transportation and storage during the term of the agreement. See Note 5 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

     The Trust pipeline connects our Big Spring refinery to terminals in Abilene and Wichita Falls, while the River pipeline connects the terminal in Wichita Falls to our Duncan, Oklahoma terminal. At Duncan, the River pipeline connects into the Magellan pipeline system for sales into Group III, or mid-continent, markets. The Trust and River pipeline system is a bi-directional pipeline system which we access through our Pipelines and Terminals Agreement with HEP.
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
     All six terminals we access are physically integrated with our Big Spring refinery through the product pipelines we utilize. Four of these six terminals, Big Spring, Abilene, Wichita Falls and Southlake, are equipped with truck loading racks. The other two terminals, Duncan, Oklahoma and Orla, Texas, are used for delivering shipments into third-party pipeline systems. Our Southlake terminal, located between Fort Worth and Dallas, became part of our integrated system in January 2008. The Southlake terminal is supplied pursuant to a throughput agreement with Nustar Logistics, LP (“Nustar”) whereby we have agreed to ship 2,000 bpd of product from the HEP-owned Wichita Falls, Texas terminal to the Southlake terminal through Nustar’s pipeline. Upgrades made to the Southlake terminal allow it to be supplied with reformulated blendstock (RBOB) produced at our Big Spring refinery. We also directly access three other terminals located in El Paso, Texas and Tucson and Phoenix, Arizona.
     West Coast Refineries and Terminals
     On August 4, 2006, we completed the purchase of the stock of Paramount Petroleum Corporation, a heavy crude oil refining company. Paramount Petroleum Corporation’s assets included two refineries located in Paramount, California and Willbridge, Oregon with a combined refining capacity of 66,000 bpd, seven asphalt terminals located in Washington (Richmond Beach), California (Elk Grove and Mojave), Arizona (Phoenix, Fredonia and Flagstaff), and Nevada (Fernley) (50% interest), and a 50% interest in Wright Asphalt Products Company (“Wright”), which specializes in patented ground tire rubber modified asphalt products. Total consideration for the acquisition consisted of $497.2 million, including the retirement of all of the Paramount Petroleum Corporation debt at closing of $182.6 million and working capital of $157.1 million.

     On September 28, 2006, we completed the acquisition of Edgington Oil Company, a heavy crude oil refining company located in Long Beach, California. Edgington Oil Company’s assets included a topping refinery with a nameplate capacity of approximately 40,000 bpd. Total consideration for the acquisition consisted of $93.6 million in cash, including $34.4 million for the value of certain inventories at closing.
     Our refineries located in Paramount and Long Beach are included in our refining and marketing segment, while our refinery in Willbridge is included in our asphalt segment.
     Our Paramount refinery has a crude oil throughput capacity of 54,000 bpd and is located on 63 acres in Paramount, California. In industry terms, the Paramount refinery is characterized as a “hydroskimming refinery.”
     Our Long Beach refinery has a crude oil throughput capacity of 40,000 bpd and is located on 19 acres in Long Beach, California. Prior to our acquisition of Edgington Oil Company, the Long Beach refinery averaged approximately 9,000 bpd of throughput, which we increased to an average of 16,300 bpd of throughput for 2007. In industry terms, the Long Beach refinery is characterized as a “topping refinery.”
     Our Paramount and Long Beach refineries have the capability to process substantial volumes of less expensive sour crude oils. In 2007 at the California refineries, sour crude oil accounted for approximately 33.9% of crude oil input at these refineries and heavy crude oil accounted for 66.1%. The Paramount and Long Beach refineries are connected by a pipeline we own. Asphalt is the only finished product produced at the Long Beach refinery. Approximately 60.0% of the unfinished motor fuels, jet fuel and other products produced at the Long Beach refinery in 2007 were transferred to the Paramount refinery via our pipeline connection and by trucks for final processing and marketing, with the remainder sold to other area refineries and third parties. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to these refineries collectively as our “California refineries.” Major processing units at the California refineries include naphtha reforming, vacuum distillation, hydrotreating and Isom units.
     Our California refineries produce CARBOB gasoline, CARB diesel, jet fuel, asphalt and other petroleum products. In 2007, these refineries converted approximately 34.2% of crude oil into higher value products such as gasoline, diesel and jet fuel, with 60.7% converted to asphalt, fuel oil and sulfur. The remaining 5.1% of production was sold as unfinished feedstocks to other refineries and third parties.
     As reflected in our 2007 production results, the California refineries still produce a significant amount of unfinished products. Unfinished products typically provide lower margins than finished products. In order to realize the higher margins realizable for the sale of these finished products, we have begun the work necessary to bring online a naphtha hydrotreater located at the Paramount refinery. The naphtha hydrotreater will allow us to increase our production of distillates and gasoline and to produce less unfinished products. We anticipate that the naphtha hydrotreater project will be completed in the fourth quarter of 2008. Additionally, we have begun the detailed engineering phase that will be required to design and construct a mild hydrocracker at the Paramount refinery which will allow us to process the remaining unfinished products into distillates and gasoline. We anticipate that the hydrocracker project will be completed in the fourth quarter of 2010.
     In 2007 we averaged approximately 85.9% utilization of our crude oil throughput capacity. The following table summarizes 2007 and 2006 throughput and production data for our California refineries on a combined basis.

	Year Ended December 31, 2007		Period Ended December 31, 2006 (1)
	bpd	%	bpd	%
Refinery throughput:
Sour crude	20,839	33.7	37,171	61.9
Heavy crude	40,700	65.9	22,533	37.5
Blendstocks	223	0.4	362	0.6

Total refinery throughput (2)	61,762	100.0	60,066	100.0

Refinery production:
Gasoline	7,318	12.1	6,806	11.6

	Year Ended December 31, 2007		Period Ended December 31, 2006
	bpd	%	bpd	%
Diesel/jet	13,360	22.1	11,026	18.9
Asphalt	19,006	31.5	19,500	33.3
Other	793	1.3	12,126	20.7
Light Unfinished	3,071	5.1	6,144	10.5
Heavy Unfinished	16,793	27.9	2,938	5.0

Total refinery production (3)	60,341	100.0	58,540	100.0

Refinery utilization (4)		85.9%		83.8%

(1)	2006 data includes our Paramount refinery for the period from August 1, 2006 through December 31, 2006 and our Long Beach refinery for the period from September 28, 2006 through December 31, 2006.

(2)	Total refinery throughput represents the total of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the bpd of various finished products produced from processing crude oil and other refinery feedstocks through the crude units and other conversion units at our California refineries.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Reflects the effects of downtime associated with a planned turnaround of our No. 2 crude unit at the Paramount refinery in March and April 2007.
     In September 2007, our Long Beach refinery achieved throughput of 35,000 bpd upon the startup of the No. 1 crude unit. In November 2007, the No. 2 crude unit at the Long Beach refinery was taken offline for a planned turnaround. In addition, we continuously evaluate and optimize throughput at our California refineries based on the topping and hydroskimming margins environment.
          California Refineries Raw Material Supply
     For 2007, sour crude oil accounted for approximately 33.9% of our crude oil input of which approximately 47.0% of sour crude oil was California sour crude oil. Heavy crude oil has accounted for approximately 66.1% of our crude oil input of which approximately 50.0% of heavy crude oil was local California heavy crude oil. As a result of the proximity of the Paramount and Long Beach refineries to the Port of Los Angeles and the Port of Long Beach, we have access to a variety of domestic and foreign crude oils that are available on the West Coast. Our California refineries receive crude oil primarily from common carrier, private carrier and our owned pipelines. Approximately 68% of our California refineries’ crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. The remainder of the California refineries’ crude oil input requirements are purchased on the spot market. Other feedstocks, including butane and gasoline blendstocks, are delivered by truck and pipeline.
          Crude Oil Pipelines
     The crude oil pipelines we utilize provide our California refineries access to California and foreign crude oils and consist of the following:

Crude Oil Pipelines	Status	Miles	Connections
Paramount Crude	Owned	2.5	Paramount and East Hynes Terminal
Chevron Crude	Third Party	15	Paramount and local gathering system
No. 3/No. 4	Owned	13	Long Beach and Long Beach Harbor
BP	Third Party	1	Long Beach and East Hynes Terminal
     The Paramount refinery is supplied by the Chevron Crude pipeline (heavy sour) and Paramount Crude pipeline (medium/heavy sour). The Long Beach refinery is supplied by the No. 3/No. 4 pipelines (heavy sour) and the BP pipeline (medium sour). As a supplement to our on-site storage facilities, the California refineries lease crude oil storage tanks located at the BP-owned East Hynes, the Plains Dominguez, Long Beach and the Kinder Morgan Carson crude oil terminals. Additionally, we acquire California medium sour crude oil from the West Hynes terminal and utilize the Plains Dominguez and Long Beach terminals pursuant to throughput arrangements. This combination of storage capacity and throughput arrangements allows the California refineries to receive and optimize the crude slate of waterborne domestic and foreign crude oil, along with California crude oil.
     On June 29, 2007, we purchased a crude oil and unfinished products pipeline system from Kinder Morgan, Inc. known as the “Black Oil System” for a purchase price of $4.5 million. The Black Oil System includes approximately 6 miles of active and 13 miles of inactive pipelines in the Long Beach, California area.
          California Refineries Production
     Gasoline. In 2007, CARBOB gasoline, all of which is produced or finished at our Paramount refinery, accounted for approximately 13.9% of our California refineries’ production. The Paramount refinery utilizes a computerized component blending system to optimize gasoline blending. In addition, our Paramount refinery is capable of producing specially formulated fuels, such as those required in the California, Nevada and Arizona markets.
     Distillates. In 2007, CARB diesel, Ultra Low EPA diesel, Jet A and military jet fuel, all of which is produced or finished at our Paramount refinery, accounted for approximately 22.1% of our California refineries’ production. All of the diesel fuel we produce is ultra low sulfur CARB/EPA diesel. We produce both commercial Jet A and military jet fuel. The military jet fuel conforms to the JP-8 grade military specifications required by the Air Force bases to which we market our jet fuel.
     Asphalt. In 2007, asphalt accounted for approximately 31.5% of our California refineries’ production. Approximately 60.0% of our California refineries’ asphalt production is paving grades and 40.0% is roofing asphalt. Asphalt produced at the California refineries is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
     Light and Heavy Unfinished Feedstocks. We produce LPG, naphtha, unfinished distillates, fuel oil and gas oils used as refinery feedstocks, along with other by-products such as sulfur and fuel oil, all of which is sold to third parties via pipeline and truck on either a contract or spot basis.
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
     We market our jet fuel as Jet A that is sold through the spot market, while our JP-8 is contracted to the DESC. All JP-8 grade is sold to the DESC under one-year contracts awarded through a competitive bidding process. In October, our bid to supply JP-8 to the DESC through our Paramount rack system was accepted. This contract expires in October 2008. Jet-A is delivered to our customers via our Line 145 pipeline.
     We sell transportation fuel production in excess of our unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported through our product pipeline network to the Kinder Morgan terminal located in Carson, California.
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

     The following table describes the product pipelines which we utilize:

Product Pipelines	Access	Miles	Connections
Line 145	Owned and Leased	8	Paramount to a connection with Line 145
Line 166	Leased	2	Connects to Line 145 to Carson City, California (Kinder Morgan)
     The Paramount refinery also utilizes its own terminal at the refinery to distribute CARB diesel, California Reformulated Gasoline (CaRFG), JP-8 and Jet-A into the local market. This terminal is equipped with a truck loading rack that has permitted volumes of approximately 12,000 bpd of distillate and 13,000 bpd of gasoline.
          California Feedstock Pipelines
     The Paramount refinery operates a feedstock pipeline and terminal system that is used to supply gas oil and other unfinished product to other Los Angeles (“LA”) Basin refineries and third party terminals. The Black Oil Pipeline system acquired June 29, 2007 provides our Paramount refinery and other third-party shippers with access to refineries and waterborne terminals. Also, in the fourth quarter of 2007 we began the conversion of our Line 35 pipeline into a feedstock pipeline connecting the Paramount and Long Beach refineries.
     The following table describes the components of our feedstock pipeline and terminal system:

Feedstock Pipelines	Terminal	Access	Tankage (1)	Miles	Connections
Chevron No.1		Leased		4	Connects our Paramount and Long Beach refineries to our Lakewood Terminal
	Lakewood	Owned	110		Connects the Chevron No. 1 pipeline to our Line 160 pipeline
Line 160		Owned		7.1	Connects the Lakewood Terminal to our leased tanks at Kinder Morgan, other refiners and third party customers
	Kinder Morgan	Leased	180		Connects to our Black Oil Pipeline for deliveries to other refiners and third party customers
Black Oil Pipeline		Owned		19	Connects the Kinder Morgan Terminal and Plains Pipeline System to LA Basin refiners and waterborne terminals
Line 35		Owned		4.5	Connects the Long Beach and Paramount refineries

(1)	Measured in thousands of barrels.
Asphalt
     Due to the capability of our refineries to process heavy and sour crude oil, we have developed our asphalt business to maximize the value of the increased supply of residual oil remaining after we process gasoline and distillate products from these crude oils. We believe our asphalt production capabilities provides the opportunity to realize higher netbacks than those attainable by producing No. 6 Fuel Oil, which is an alternate product that can be obtained by further processing residual oil. In addition, our asphalt production capabilities permit us to realize value from our residual oil without the significant costs and expenses required to construct and operate coker units.
     The amount of asphalt produced at our refineries, as a percentage of throughput, varies depending on the configuration of the specific refinery, the crude oils processed at each refinery and the techniques used in the refining process. As part of our efforts to maximize the return generated by the production of asphalt, we have licensed advanced asphalt-blending technology from FINA, with respect to asphalt produced at our Big Spring refinery, and a patented GTR asphalt manufacturing process from Wright with respect to asphalt produced and sold in California.

     Our asphalt segment markets asphalt produced at our three refineries in the refining and marketing segment. Asphalt is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. During 2007 crude oil prices increased rapidly in the second half of 2007 resulting in increasing transfer prices charged to our asphalt segment. Market prices for asphalt did not keep pace with these increases in transfer prices which resulted in significant losses for our asphalt segment. Our asphalt business was also affected by the effects of contracts that are priced months in advance of delivery. While our asphalt sales continued to exceed the returns that would have been realized by producing No. 6 Fuel Oil, the relationship between realized asphalt prices and our cost of crude in the second half of 2007 was compressed. Factors leading to the weak market prices for asphalt include a weaker demand for asphalt in 2007 primarily due to reduced production by roofing manufacturers and lower prices for Canadian heavy crude oil which allowed refiners producing asphalt using these crude sources to produce asphalt at a lower cost.
     While our asphalt results were disappointing in 2007, we continue to believe that the asphalt business is a better alternative to producing No. 6 Fuel Oil or constructing a coker unit, especially due to the expected reduction in asphalt production as a result of the coker unit projects that have been announced by several of our competitors. The combination of decreased asphalt production in our markets and a stabilization of crude prices are expected to improve our asphalt margins.
     The asphalt segment also conducts operations at and markets asphalt produced by our fourth refinery located in Willbridge, Oregon. The Willbridge refinery is an asphalt topping refinery located on 42 acres and has a crude oil throughput capacity of 12,000 bpd. Alternatively, the asphalt terminal at Willbridge can be supplied with asphalt produced at the California refineries or purchased from third parties by marine vessel or by rail cars. When operating the Willbridge facility as a refinery, it typically operates two to four months per year at times when cargos of heavy crude oil are available for delivery to the refinery. Heavy crude oil is delivered to the Willbridge refinery through access to an adjacent dock owned by Chevron. The Willbridge refinery processes primarily heavy crude oil with approximately 70% of its production sold as asphalt products. The unfinished products produced by the Willbridge refinery include yields of approximately 5% naphtha and approximately 25% gas oils. Asphalt produced at the Willbridge refinery is sold through our terminal at the Willbridge refinery or delivered by truck and railcar to terminals for further processing and resale. Gas oils and naphtha are sold to local refiners and other third parties and are primarily delivered by barge or rail cars.
     In 2007, through our asphalt segment, we sold the asphalt that was produced at our refineries in Texas and California, primarily as either paving asphalt to road and highway construction contractors or as roofing asphalt to either roofing shingle manufacturers or to other industrial users.
Texas Asphalt Marketing
     Approximately 11.3% of our Big Spring refinery’s production in 2007 was asphalt. We can process up to 29 different product formulations, including PMA and GTR asphalts that meet the stringent and varied state highway road paving specifications for use in Texas, New Mexico and Arizona. Based on 2006 data, the Texas Department of Transportation has advised us that we are the second largest supplier of asphalt to the State of Texas, which is the second largest asphalt consuming state in the United States according to the latest available industry data.
     Paving grade asphalts are predominantly sold from April through October through competitive bids to contractors involved in government projects. These asphalt sales are primarily made at our asphalt terminal at the Big Spring refinery and are delivered to project sites by truck. Our other asphalt blendstocks are sold to roofing companies and asphalt blenders and delivered by rail throughout the United States, including to our asphalt terminals in Elk Grove, Bakersfield and Mojave, California and Phoenix, Arizona.
West Coast Asphalt Marketing
     As a result of our acquisitions of Paramount Petroleum Corporation and Edgington Oil Company, our asphalt business was expanded significantly. In 2007, approximately 31.5% of our California refineries’ production was asphalt and asphalt blendstocks. When operating as a refinery, production at the Willbridge refinery has averaged approximately 70% paving and roofing asphalt products. Our California refineries/terminals produce over 100 different grades of paving and roofing asphalt products. Paving asphalt products include various grades of Performance Graded (PG), Asphalt Cement (AC) and Aged Residue (AR) paving asphalts, cutbacks, emulsions, PMA and GTR. The products meet the California PG specification included in the recently enacted conversion to Federal Highway SHRP PG specifications and our GTR products conform to the specifications of the recently enacted California Assembly Bill 338 which requires usage of GTR asphalt on California road and highways. Roofing asphalt products include oxidized coatings, asphalt fluxes and saturants which are used in the roofing industry to manufacture shingles, roofing roll products and built-up roofing asphalts. The paving and roofing products produced at our refineries can be sold from the on-site asphalt terminal facilities or they can be distributed through and sold at one of our eight asphalt terminals in the western United States.
     Sales of paving asphalt are made primarily to paving contractors. Sales to paving contractors can be made either through negotiated contracts or they may result from competitive bidding. Sales of roofing asphalts are made primarily to shingle manufacturers or other industrial users through contracts. Sales of asphalt, particularly paving asphalts, are seasonal. Overall, approximately 71.0% of our West Coast paving asphalt products were sold between April and October 2007.
     Asphalt produced at our California refineries is marketed through the following owned asphalt terminals:

	Asphalt Storage
Terminals	Capacity (1)		Receipt Capabilities	Delivery Capabilities
California Refineries	731		Refinery, Rail, Truck	Rail, Truck
Willbridge, OR refinery	1,129	(2)	Refinery, Rail, Truck, Marine	Rail, Truck, Marine
Elk Grove, CA	307		Rail, Truck	Truck
Bakersfield, CA	183		Rail, Truck	Truck
Mojave, CA	283		Rail, Truck	Truck
Richmond Beach, WA	702	(2)	Rail, Truck, Marine	Truck, Marine
Fernley, NV (3)	254		Rail, Truck	Truck
Phoenix, AZ	165		Rail, Truck	Truck
Flagstaff, AZ	25		Rail, Truck	Truck
Fredonia, AZ	79		Truck	Truck

(1)	Measured in thousands of barrels.

(2)	Storage figures for Willbridge and Richmond Beach include tanks in service for storage of crude oil, fuel oil or other products.

(3)	50% interest.
     Deliveries of asphalt products to our non-refinery terminals are made primarily through leased railcars that are loaded at the California and Big Spring refineries. Asphalt produced at our Willbridge refinery is sold primarily through our terminal located at the refinery but may also be delivered by rail or marine vessel to other terminals.
     We also own a 50% interest in Wright, which holds the licensing rights to a patented GTR manufacturing process for paving asphalts. Wright licenses this proprietary technology from Neste/Wright Asphalt Company under a perpetual license that covers all of North America, except California. In California we maintain the exclusive license. Wright’s operations consist of sublicensing the patented technology to parties to manufacture the GTR asphalt for Wright to sell at various Alon-owned or third party-owned facilities in Texas, Arizona, Oregon and Oklahoma. Wright also purchases and resells various other paving asphalts in these markets. During 2007, Wright obtained approximately 26% of its asphalt requirements from our refineries and terminals, and the remainder from other refineries. Wright sells GTR and its other asphalt products on either a negotiated contract or competitive bidding basis.

Retail
     As of December 31, 2007, we operated 307 owned and leased convenience store sites operating primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, tobacco products, non-alcoholic and alcoholic beverages and general merchandise to the public, primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
     We are one of the top three independent convenience store chains in each of the cities of Abilene, El Paso, Midland, Odessa, Big Spring and Lubbock, Texas. We also have a significant presence in Waco and Wichita Falls, Texas and Albuquerque, New Mexico.
     The following table shows our owned and leased convenience stores by location:

Location	Owned	Leased	Total
Big Spring, Texas	6	1	7
El Paso, Texas	13	75	88
Lubbock, Texas	17	5	22
Midland, Texas	9	9	18
Odessa, Texas	10	25	35
Wichita Falls, Texas	8	4	12
Abilene, Texas	32	9	41
Waco, Texas	11	3	14
Albuquerque, New Mexico	12	11	23
Other	30	17	47

Total stores	148	159	307

     On July 3, 2006, we completed the purchase of 40 retail convenience stores from Good Time Stores, Inc. (“Good Time”) in El Paso, Texas. The purchase price for the 40 stores was $27.0 million in cash, including $2.3 million for inventories, and the assumption of certain lease obligations. The acquired stores have been branded 7-Eleven and FINA and our Big Spring refinery supplies these locations with substantially all of their gasoline and diesel needs. This acquisition provided us a leading market share in El Paso and furthered our strategy of strengthening our integrated marketing sector.
     On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 FINA branded convenience stores in Central and West Texas. The total consideration was $75.3 million in cash. Included in the consideration was $5.9 million in inventories and the assumption of indebtedness, all of which was retired in connection with the closing of the transaction. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Since the acquisition, we have re-branded the majority of these stores to the 7-Eleven brand name.
     Convenience Store Management and Employees. Each of our stores has a store manager who supervises a staff of full-time and part-time employees. The number of employees at each convenience store varies based on the store’s size, sales volume and hours of operation. Typically, a geographic group of six to ten stores is managed by a supervisor who reports to a district manager. Five district managers are responsible for a varying number of stores depending on the geographic size of each market and the experience of each district manager. These district managers report to our retail management headquarters in Odessa, Texas, where we have 52 employees. We also maintain an office in Abilene, Texas, where we have 14 employees.
     Distribution and Supply. The merchandise requirements of our convenience stores are serviced at least weekly by over 100 direct-store delivery, or (“DSD”), vendors. In order to minimize costs and facilitate deliveries, we utilize a single wholesale distributor, McLane Company, Inc., for non-DSD products. We purchase the products from McLane at cost plus an agreed upon percentage mark-up. Our current contract with McLane expires at the end of December 2009. We purchase approximately 55% to 60% of our merchandise for resale from McLane. We typically do not have contracts with our DSD vendors.

     7-Eleven License Agreement. We are party to a license agreement with 7-Eleven, Inc. which gives us a perpetual license to use the 7-Eleven trademark, service name and trade name in West Texas and a majority of the counties in New Mexico in connection with our convenience store operations. 7-Eleven, Inc. has advised us that we are the largest 7-Eleven licensee in the United States based on the number of stores.
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
Competition
     The petroleum refining and marketing industry continues to be highly competitive. Many of our principal competitors are integrated, multi-national oil companies (e.g., Valero, Chevron, ExxonMobil, Shell and ConocoPhillips) and other major independent refining and marketing entities that operate in our market areas. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial and other resources and may have a greater ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum industry.
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
     All of our crude oil and feedstocks are purchased from third-party sources, while some of our vertically-integrated competitors have their own sources of crude oil that they may use to supply their refineries. However, our Big Spring refinery is in close proximity to Midland, Texas, which is the largest origination terminal for West Texas crude oil, which we believe provides us with transportation cost advantages over many of our competitors in this region.
     The majority of our refined fuel products produced at our Big Spring refinery are shipped to wholesale distributors within the principal geographic regions of West Texas, Central Texas, Oklahoma, New Mexico and Arizona or to our retail sites within West Texas and New Mexico. Production in excess of our wholesale and retail sales is sold in the spot market and either shipped northeast via the Trust and River pipeline system to distribution points in North Texas and Oklahoma or West via the Fin-Tex pipeline system to El Paso, Texas and distribution points in New Mexico and Arizona. The market for refined products in these regions is also supplied by a number of refiners, including large integrated oil companies or independent refiners that either have refineries located in the region or have pipeline access to these regions. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
     The Longhorn pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd of refined products. This pipeline provides Gulf Coast refiners, which include some of the world’s largest and most complex refineries, and other shippers with improved access to the refined products markets in West Texas and New Mexico. In August 2006, Longhorn Pipeline Holdings LLC, the owner of the Longhorn pipeline, was acquired by Flying J, Inc. Since Flying J’s acquisition, we have reduced shipments to El Paso via the Fin-Tex pipeline system, while increasing sales through our Big Spring and Abilene terminals. We do not expect our remaining shipments of refined products to be affected, since they are shipped directly for distribution through contracted FINA-branded locations, including our retail segment, in addition to being used for exchange paybacks for sales in the Albuquerque and Bloomfield, New Mexico markets to which the Longhorn pipeline does not have access.

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
     We compete in the asphalt market with various refineries including Valero, Shell, Tesoro, U.S. Oil, Western, San Joaquin Refining, Ergon and Holly as well as regional and national asphalt marketing companies that have no associated refining operations such as SEM Materials. The principal factors affecting competitiveness in asphalt markets are cost, supply reliability, consistency of product quality, transportation cost and capability to produce the range of high performance products necessary to meet the requirements of customers.
     Our major retail competitors include Valero, Chevron, ConocoPhillips, Susser, Allsups and Western Refining. The principal competitive factors affecting our retail segment are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. We expect to continue to face competition from large, integrated oil companies, as well as from other convenience stores that sell motor fuels. Increasingly, national grocery and dry goods retailers such as Albertson’s and Wal-Mart, as well as regional grocers and retailers, are entering the motor fuel retailing business. Many of these competitors are substantially larger than we are, and because of their diversity, integration of operations and greater resources, may be better able to withstand volatile market conditions and lower profitability because of competitive pricing and lower operating costs.
Government Regulation and Legislation
Environmental Controls and Expenditures
     Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air and water, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in substantial compliance with these requirements. Over the next several years our operations will have to meet new requirements being promulgated by the EPA and the states and jurisdictions in which we operate.
     Environmental Expenditures. The EPA regulations related to the Clean Air Act require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce sulfur content in gasoline to 30 ppm by January 1, 2004. The regulations allow small refiners to meet the 30 ppm gasoline standard by January 2008, or December 2010 if the small refiner implemented the new diesel sulfur content standard of 15 ppm by June 1, 2006. Prior to the Paramount Petroleum Corporation and Edgington Oil Company acquisitions, we were certified by the EPA as a small refiner for both gasoline and diesel. In May 2006, we completed upgrades at our Big Spring refinery to satisfy the required diesel sulfur content standard. Our expenditures to meet the diesel sulfur standards were approximately $17.9 million.
     In November 2006, following consummation of the Paramount Petroleum Corporation and Edgington Oil Company acquisitions, we provided notice to the EPA that we no longer satisfied the criteria for a small refiner. As a result, we were then required to comply with the 30 ppm gasoline sulfur content standards within 30 months. In July 2007, the EPA granted our request to extend this deadline by six months, with the total 36-month period to commence on September 28, 2006, the date on which we acquired the assets of Edgington Oil Company. As a result, we are now required to meet the 30 ppm gasoline sulfur standard in September 2009. We anticipate that compliance with the new gasoline sulfur standards will require capital expenditures of approximately $19.3 million through 2009, of which approximately $1.0 million was spent in 2007. We had previously budgeted these expenditures through December 2010. Gasoline and diesel produced at our Paramount refinery currently meet the gasoline and diesel low sulfur fuel standards.

     In October 2004, Paramount Petroleum Corporation entered into a Stipulated Order for Abatement (SOA) with the South Coast Air Quality Management District (SCAQMD), the air pollution agency for Orange County and the urban portions of Los Angeles, Riverside and San Bernardino counties. The SOA resolved a number of outstanding issues with the SCAQMD and allowed Paramount Petroleum Corporation to modify crude unit process heater permit descriptions and operate these heaters at firing rates sufficient to meet current and anticipated crude oil throughputs. The SOA required that Paramount Petroleum Corporation install NOx control equipment on specified heaters within a prescribed schedule, including installation of equipment in 2007 and 2009. We expect that expenditures totaling $4.5 million, of which $2.2 million was spent in 2007 and $2.3 million is expected to be spent in 2008 and 2009 combined, will be required in order to comply with the SOA.
     On November 4, 2005, the SCAQMD adopted a stringent regulatory requirement, Rule 1118, designed to control emissions from refinery flares. We expect that expenditures required to comply with Rule 1118 will be approximately $3.7 million. The Paramount refinery has one flare which is subject to Rule 1118 and will require the installation of continuous emissions monitoring equipment and installation of a vapor recovery system for the flare. The installation of the emissions monitoring equipment was originally required by Rule 1118 to be completed in 2007, however, the South Coast Air Quality Management District’s Hearing Board granted additional time to comply. We currently anticipate that the monitoring system will be installed in 2009. Rule 1118 will not apply to our Long Beach refinery.
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
     The United States Congress and the EPA also are considering various proposals to reduce greenhouse gas emissions, but none have become law, and presently, there are no federal mandatory greenhouse gas emissions requirements. While it is probable that Congress and/or the EPA will adopt some form of federal mandatory greenhouse gas emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time.
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
     In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This Initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. On February 2, 2007, we committed in writing to enter into discussions with the EPA under the Petroleum Refinery Initiative. To date, the EPA has not made any specific claims or findings against us or any of our refineries, and we have not determined whether we will ultimately enter into a settlement agreement with the EPA. Based on prior settlements that the EPA has reached with other petroleum refineries under the Petroleum Refinery Initiative, we anticipate that the EPA will seek relief in the form of the payment of civil penalties, the installation of air pollution controls and the implementation of environmentally beneficial projects. At this time, we cannot estimate the amount of any such civil penalties or the cost of any required controls or environmentally beneficial projects.

     Conditions may develop that cause additional future capital expenditures at our refineries, product terminals and retail gasoline stations (operating and closed locations) for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
     Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery pursuant to a compliance plan issued by the Texas Commission on Environmental Quality (“TCEQ”). The compliance plan requires us to investigate and, if necessary, remediate 59 potentially contaminated areas on our refinery property.
     The compliance plan also requires us to monitor and treat contaminated groundwater at our Big Spring refinery and some of our terminals, which is currently underway. We estimate that we will be required to spend approximately $3.5 million with respect to the investigation and remediation of our Big Spring refinery and our terminals of which $1.1 million has been spent through December 2007. The costs incurred to comply with the compliance plan are covered, with certain limitations, by an environmental indemnity provided by FINA, which is discussed below.
     In April 2007 a pinhole leak in a leased crude oil pipeline allowed crude oil to escape the oil pipeline and enter an adjacent storm water line where it flowed down to Berth 55 of the Long Beach Harbor. We worked with state, federal, and local agencies and its contractors to contain the release within the berth area and clean up the spill. Approximately 225 gallons of crude oil were released, of which an estimated 90% was recovered. The pipeline was replaced and relocated away from the storm water line. The total cost of cleanup and repair was approximately $1.3 million in 2007.
     We are currently engaged in four separate remediation projects in the Los Angeles area which are being conducted pursuant to Cleanup and Abatement Orders issued by the Los Angeles Regional Water Quality Control Board. Two projects focus on clean up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with ConocoPhillips, the former owner of the Paramount refinery and Lakewood Tank Farm. Another project focuses on efforts at the Long Beach refinery, with the costs being shared with Apex Oil Co., the former owner of the Long Beach refinery. As part of its acquisition of Pipeline 145, Paramount Petroleum Corporation assumed an active remediation project designed to clean up a leak that occurred on this pipeline prior to Paramount Petroleum Corporation’s ownership. Paramount bears the full costs of this pipeline remediation effort. Approximately $1.1 million was spent in 2007 for all of these remediation projects and we estimate that we will be required to spend an additional $1.7 million during 2008 with our portion being approximately $1.0 million.
     We also have a limited ongoing remediation program at our Long Beach refinery. In conjunction with our acquisition of the Edgington Oil Company refinery in September 2006, we acquired a seven-year environmental insurance policy, the premiums for which have been prepaid in full. This policy provides us coverage for both known and unknown conditions existing at our Long Beach refinery at the time of our acquisition for off-site, third party bodily injury and property damage claims. The policy limit on a per occurrence and aggregate basis is $15.0 million and has a per occurrence deductible of $0.5 million.
     On March 1, 2005, Paramount Petroleum Corporation purchased Chevron’s Pacific Northwest Asphalt business. As part of the purchase and sale agreement, the parties agreed to share the remediation costs at the Richmond Beach, Washington and Willbridge, Oregon terminals. Approximately $1.0 million was spent in 2007 for these remediation costs, and we estimate that an additional $1.7 million will be spent during 2008, of which our portion will be $0.5 million.
     In addition, we operate 307 owned and leased convenience stores with underground gasoline and diesel fuel storage tanks in West Texas and New Mexico. Compliance with federal and state regulations that govern these storage tanks can be costly. The operation of underground storage tanks also poses various risks, including soil and groundwater contamination. We are currently investigating and remediating leaks from underground storage tanks at some of our convenience stores, and it is possible that we may identify more leaks or contamination in the future that could result in fines or civil liability for us. We have established reserves in our financial statements in respect of these matters to the extent that the associated costs are both probable and reasonably estimable. We cannot assure you, however, that these reserves will prove to be adequate.

     Environmental Indemnity from FINA. In connection with the acquisition of our Big Spring refinery and other operating assets from FINA in August 2000, FINA agreed, within prescribed limitations, to indemnify us against costs incurred in connection with any remediation that is required as a result of environmental conditions that existed on the acquired properties prior to the closing date of our acquisition. FINA’s indemnification obligations for these remediation costs run through August 2010, have a ceiling of $5.0 million per year (with carryover of unused ceiling amounts and unreimbursed environmental costs into subsequent years) and have an aggregate indemnification cap of $20.0 million. Thereafter, we are solely responsible for all additional remediation costs. As of December 31, 2007, the remediation of the properties is on schedule, and we have expended approximately $14.5 million in connection with that remediation and approximately $3.0 million in environmental insurance premiums, all of which has been covered by the FINA indemnity. Subject to a $25 thousand deductible per claim up to an aggregate deductible of $2.0 million, FINA is additionally obligated to indemnify us for third-party claims with respect to environmental matters received by us within ten years of the closing date to the extent such matters relate to FINA’s operations on the acquired properties prior to the closing date. FINA is further obligated to indemnify us for environmental fines imposed as a result of FINA’s operations on the acquired properties prior to the closing date, provided that such claims are asserted no later than the earlier of ten years from the closing date and the date that the applicable statute of limitations expires. FINA’s aggregate indemnification obligations for environmental fines and third-party claims are not subject to a monetary cap. Excluding liabilities retained by FINA as described above, we assumed the environmental liabilities associated with the acquired properties and agreed to indemnify FINA for any environmental claims or costs in connection with our operations at the acquired properties after the closing date.
     Environmental Insurance. We have also purchased two environmental insurance policies to cover expenditures not covered by the FINA indemnification agreement, the premiums for which have been prepaid in full. Under an environmental clean-up cost containment, or cost cap, policy, we are insured for remediation costs for known conditions at the time of our acquisition of our assets from FINA. This policy has an initial deductible of $20.0 million during the first ten years after the acquisition (coinciding with the FINA indemnity), which deductible is increased by $1.0 million annually during the remainder of the term of the policy. Under an environmental response, compensation and liability insurance policy, or ERCLIP, we are covered for bodily injury, property damage, clean-up costs, legal defense expenses and civil fines and penalties relating to unknown conditions and incidents. The ERCLIP policy is subject to a $1.0 million sublimit on liability for civil fines and penalties and a deductible of $150 thousand or $100 thousand in the case of civil fines or penalties, per incident. Both the cost cap and ERCLIP policies have a term of twenty years and share a maximum aggregate coverage of $40.0 million. The insurer under these policies is The Kemper Insurance Companies, which has experienced significant downgrades of its credit ratings in recent years and is currently in run-off. However, we have no reason to believe at this time that Kemper will be unable to comply with its obligations under these policies. Our insurance broker has advised us that environmental insurance policies with terms in excess of ten years are not currently generally available and that policies with shorter terms are available only at premiums substantially in excess of the premiums paid for our policies with Kemper.
     Environmental Indemnity to HEP. In connection with the HEP transaction, we entered into an Environmental Agreement with HEP pursuant to which we agreed to indemnify HEP against costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at the pipelines or terminals prior to February 28, 2005 or from violations of environmental laws with respect to the pipelines and terminals occurring prior to February 28, 2005. Our environmental indemnification obligations under the Environmental Agreement expire after February 28, 2015. In addition, our indemnity obligations are subject to HEP first incurring $100 thousand of damages as a result of pre-existing environmental conditions or violations. Our environmental indemnity obligations are further limited to an aggregate indemnification amount of $20.0 million, including any amounts paid by us to HEP with respect to indemnification for breaches of our representations and warranties under a Contribution Agreement entered into as a part of the HEP transaction.
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
     The California State Fire Marshall’s Office enforces federal pipeline regulations for pipelines in the State of California. We are required to have integrity management and other programs in place, and we anticipate spending approximately $2.0 million over the next five years to comply with the regulations. We are also required to have a Pipeline Spill Response Plan for all California pipelines in our system which includes keeping the plan current, training employees to effect the plan and conducting annual, quarterly and more frequent spill drills. We are also required to maintain Certificates of Financial Responsibility with the State of California, Department of Fish and Game, and the Office of Spill Prevention and Response based on a worst case discharge.
     As required by the Oil Pollution Act of 1990 and state requirements, marine oil transfer operations at the Richmond Beach Terminal are conducted under the facility’s Facility Response Plan (FRP) approved and on file with the EPA, the U.S. Coast Guard, and the Washington Department of Ecology. The FRP provides guidance to facility personnel for emergency responses to oil spills. It provides specific information on internal and external agency and contractor notification requirements, appropriate oil spill response actions, the proper disposal of contaminated materials, hazard evaluation and personnel safety, spill response equipment and material lists, and operator and response personnel training. The Richmond Beach Terminal conducts four training drills per year for the purpose of assessing the adequacy of the Facility Response Plan and the effectiveness of personnel training. In addition to the Facility Response Plan, the Richmond Beach Terminal conducts all transfer operations under a Marine Oil Transfer Operations Manual approved and on file with the U.S. Coast Guard and the Washington Department of Ecology.
     The Petroleum Marketing Practices Act, or PMPA, is a federal law that governs the relationship between a refiner and a distributor pursuant to which the refiner permits a distributor to use a trademark in connection with the sale or distribution of motor fuel. We are subject to the provisions of the PMPA because we sublicense the FINA brand to our branded distributors in connection with their distribution and sale of motor fuels. Under the PMPA, we may not terminate or fail to renew these distributor contracts unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. The PMPA provides that our distributors may enforce the provisions of the act through civil actions against us. If we terminate or fail to renew one or more of our distributor contracts in accordance with certain requirements of the PMPA, those distributors may file lawsuits against us to compel continuation of their contracts or to recover damages from us.
Employees
     As of December 31, 2007, we had approximately 2,697 employees. Approximately 622 employees worked in our refining and marketing segment, of which 542 were employed at our refineries and approximately 80 were employed at our corporate and asphalt offices in Dallas, Texas. Approximately 120 of the 170 employees at our Big Spring refinery are covered by collective bargaining agreements that expire on March 31, 2010. Approximately 2,075 employees worked in our retail segment. None of the employees in our retail segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.

Properties
     Our principal properties are described above under the captions “Refining and Marketing,” “Asphalt” and “Retail” in Item 1. We believe that our facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2007, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Executive Officers of the Registrant
     Our current executive officers and key employees (identified by an asterisk), their ages as of January 31, 2008, and their business experience during at least the past five years are set forth below.

Name	Age	Position
David Wiessman	53	Executive Chairman of the Board of Directors
Jeff D. Morris	56	Director, President and Chief Executive Officer
Claire A. Hart	52	Senior Vice President
Joseph A. Concienne	57	Senior Vice President of Refining and Transportation
Alan Moret	53	Senior Vice President of Asphalt Operations
Shai Even	39	Vice President and Chief Financial Officer
Jimmy C. Crosby	48	Vice President of Refining and Supply
Joseph Israel	36	Vice President of Mergers and Acquisitions
Harlin R. Dean	41	Vice President, General Counsel and Secretary
Joseph Lipman*	62	President and Chief Executive Officer of SCS
     Set forth below is a brief description of the business experience of each of the executive officers and key employees listed above.
     David Wiessman has served as Executive Chairman of the Board of Directors of Alon since July 2000 and served as President and Chief Executive Officer of Alon USA Energy, Inc. from its formation in 2000 until May 2005. Mr. Wiessman has over 25 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has been Chief Executive Officer, President and a director of Alon Israel. In 1992, Bielsol Investments (1987) Ltd. acquired a 50% interest in Alon Israel. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. Wiessman is also Chairman of the Board of Directors of Blue Square-Israel, Ltd., which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange, Chairman of Blue Square Real Estate Ltd, which is listed on the Tel Aviv Stock Exchange, Acting Chairman of the Board of Directors of Blue Square Investments and Property Chain, Ltd., which is listed on the Tel Aviv Stock Exchange, and Chairman of the Board and President of Dor Alon Energy Israel (1988) Ltd, which is listed on the Tel Aviv Stock Exchange.
     Jeff D. Morris has served as a director and as our President and Chief Executive Officer since May 2005 and has served as the President and Chief Executive Officer of our subsidiary Alon USA, Inc. since its inception in August 2002 and of our other operating subsidiaries since July 2000. Prior to joining Alon, he held various positions at FINA, where he began his career in 1974. Mr. Morris served as Vice President of FINA’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and FINA’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units.
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
     Joseph A. Concienne has served as our Senior Vice President of Refining and Transportation since August 2006 and served as our Vice President of Refining and Transportation from March 2001 to August 2006. His primary role is oversight of our Texas refinery and supply system. Prior to joining Alon, Mr. Concienne served as Director of Operations/General Manager for Polyone Corporation in Seabrook, Texas from 1998 to 2001. He served as Vice President/General Manager for Valero Refining and Marketing, Inc. in 1998, and as Manager of Refinery Operations and Refinery Manager for Phibro Energy Refining (now known as Valero Refining and Marketing, Inc.) from 1985 to 1998.
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
     Shai Even has served as a Vice President since May 2005 and as our Chief Financial Officer since December 2004. Mr. Even also served as our Treasurer from August 2003 until March 2007. Prior to joining Alon, Mr. Even served as the Chief Financial Officer of DCL Technologies, Ltd. from 1996 to July 2003 and prior to that worked for KPMG from 1993 to 1996.
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
     Harlin R. Dean has served as our General Counsel and Secretary since October 2002 and as Vice President since May 2005. Prior to joining Alon, Mr. Dean practiced corporate and securities law, with a focus on public and private merger and acquisition transactions and public securities offerings, at Brobeck, Phleger & Harrison, LLP, from April 2000 to September 2002, and at Weil, Gotshal & Manges, LLP, from September 1992 to March 2000.
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
     Our refining and marketing earnings, profitability and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. We enjoyed strong refining margins throughout the first half of 2007 which were followed by rapidly deteriorating margins in the second half of the year, primarily due to a sharp rise in crude oil prices during that period without a corresponding increase in the selling price of our products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:
•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Venezuela;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstock and refined products imported into the United States;

•	utilization rates of U.S. refineries;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•	federal and state government regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
     When the margin between refined product prices and crude oil and other feedstock prices contracts our earnings, profitability and cash flows are negatively affected.
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
     Our California refineries process significant volumes of heavy crude oils and, as a result, our profitability depends in part on the price spread between light crude oil and heavy crude oil, which we refer to as the light/heavy spread. Because processing light crude oils produces higher percentages of light products, light crude oils typically are priced higher than heavy crude oils. In 2007, the light/heavy spread was tighter than in 2006.
The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
     Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. We experienced such an event on February 18, 2008 when an explosion in the area of the propylene splitter unit at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. Our Big Spring refinery has not resumed operations following this explosion, although we expect to resume partial operations by the end of March 2008. The cause of this explosion has not yet been determined and the damage to equipment and disruption to operations, as well as the costs and time necessary to resume operations, may be greater than currently anticipated. In addition, we are currently participating in investigations of this incident by the Occupational Safety and Health Administration (“OSHA”), EPA and TCEQ which may result in civil penalties or other enforcement actions and we may face lawsuits or other third party claims as a result of this incident.
     The occurrence of such events at our Big Spring refinery or our California refineries could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.
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
     We enter into fixed-price asphalt supply contracts pursuant to which we agree to deliver asphalt to customers at future dates. We set the pricing terms in these agreements based, in part, upon the price of crude oil at the time we enter into each contract. If the price of crude oil increases from the time we enter into the contract to the time we produce the asphalt, our profits from these sales could be adversely affected. For example, in the second half of 2007, WTI crude prices increased from $69.39 per bbl to $98.83 per bbl over a period of three months. Primarily as a result of these increases in the cost of crude, we experienced negative margins from our asphalt sales in the third and fourth quarters of 2007.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year.
     Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Seasonal fluctuations in highway traffic also affect motor fuels and merchandise sales in our retail stores. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. This seasonality is more pronounced in our asphalt business.
If the price of crude oil increases significantly, it could limit our ability to purchase enough crude oil to operate our refineries at full capacity.
     We rely in part on borrowings and letters of credit under our revolving credit facilities to purchase crude oil for our refineries. If the price of crude oil continues to increase significantly, we may not have sufficient capacity under our revolving credit facilities to purchase enough crude oil to operate our refineries at full capacity. A failure to operate our refineries at full capacity could adversely affect our profitability and cash flows.
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
     We compete with a broad range of companies in our refining and marketing operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than we are. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand disruptions in operations, volatile market conditions, to compete on the basis of price and to obtain crude oil in times of shortage.
Competition in the asphalt industry is intense, and an increase in competition in the markets in which we sell our asphalt products could adversely affect our earnings and profitability.
     Our asphalt business competes with other refiners and with regional and national asphalt marketing companies. Many of these competitors are larger, more diverse companies with greater resources, providing them advantages in obtaining crude oil and other blendstocks and in competing through bidding processes for asphalt supply contracts.
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
     Our operations are subject to extensive regulatory controls on air emissions, water discharges, waste management and the clean-up of contamination that can require costly compliance measures. We anticipate that compliance with regulations lowering the permitted level of sulfur in gasoline will require us to spend approximately $19.3 million through 2009. Actual costs could, however, significantly exceed current estimates. If we fail to meet environmental requirements, we may be subject to administrative, civil and criminal proceedings by state and federal authorities, as well as civil proceedings by environmental groups and other individuals, which could result in substantial fines and penalties against us as well as governmental or court orders that could alter, limit or stop our operations.
     On February 2, 2007, we committed in writing to enter into discussions with the EPA under the National Petroleum Refinery Initiative. To date, the EPA has not made any specific claims or findings against us or any of our refineries and we have not determined whether we will ultimately enter into a settlement agreement with the EPA. Based on prior settlements that the EPA has reached with other petroleum refiners under the Petroleum Refinery Initiative, we anticipate that the EPA will seek relief in the form of the payment of civil penalties, the installation of air pollution controls and the implementation of environmentally beneficial projects. At this time, we cannot estimate the amount of any such civil penalties or the costs of any required controls or environmentally beneficial projects.
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
     We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our Big Spring refinery, terminals and convenience stores. Since August 2000, we have spent approximately $14.5 million with respect to the investigation and remediation of our Big Spring refinery and related terminals. We anticipate spending an additional $3.5 million in investigation and remediation expenses in connection with our Big Spring refinery and terminals over the next three years. Since their acquisition, we have spent approximately $3.1 million with respect to the investigation and remediation of our California refineries and related terminals. We anticipate spending an additional $10.0 to $15.0 million in investigation and remediation expenses in connection with our California refineries and terminals over the next five years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Although we have sold three of our pipelines and three of our terminals pursuant to the HEP transaction and two of our pipelines pursuant to the Sunoco transaction, we have agreed, subject to certain limitations, to indemnify HEP and

Sunoco for costs and liabilities that may be incurred by them as a result of environmental conditions existing at the time of the sale. See Items 1 and 2 “Business and Properties — Government Regulation and Legislation — Environmental Indemnity to HEP” and “— Environmental Indemnity to Sunoco.” If we are forced to incur costs or pay liabilities in connection with such proceedings and investigations, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
     From time to time, we have been sued or investigated for alleged violations of health, safety, environmental and other laws. If a lawsuit or enforcement proceeding were commenced or resolved against us, we could incur significant costs and liabilities. In addition, our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations, cash flows or prospects.
We could encounter significant opposition to our refining operations at our California refineries.
     Our Paramount refinery is located in a residential area. The refinery is located near schools, apartment complexes, private homes and shopping establishments. In addition, our Long Beach refinery is also located in close proximity to other commercial facilities. Any loss of community support for our California refining operations could result in higher than expected expenses in connection with opposing any community action to restrict or terminate the operation of the refinery. Any community action in opposition to our current and planned use of the California refineries (including our plans to construct a hydrocracker for our California refineries) could have a material adverse effect on our business, results of operations and cash flows.
Certain of our facilities are located in areas that have a history of earthquakes, the occurrence of which could materially impact our operations.
     Our refineries located in California and the related pipeline and asphalt terminals, and to a lesser extent our refinery and operations in Oregon, are located in areas with a history of earthquakes, some of which have been quite severe. In the event of an earthquake that causes damage to our refining, pipeline or asphalt terminal assets, or the infrastructure necessary for the operation of these assets, such as the availability of usable roads, electricity, water, or natural gas, we may experience a significant interruption in our refining and/or marketing operations. Such an interruption could have a material adverse effect on our business, results of operations cash flows.
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

The occurrence of a release of hazardous materials or a catastrophic event affecting our California refineries could endanger persons living nearby.
     Because our Paramount refinery is located in a residential area, any release of hazardous material or catastrophic event could cause injuries to persons outside the confines of the Paramount refinery. Similarly, any such release or event at our Long Beach refinery could cause injury to persons outside of the Long Beach refinery. In the event that non-employees were injured as a result of such an event, we would be likely to incur substantial legal costs as well as any costs resulting from settlements or adjudication of claims from such injured persons. The extent of these expenses and costs could be in excess of the limits provided by our insurance policies. As a result, any such event could have a material adverse effect on our business, results of operations and cash flows.
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
We are exposed to risks associated with the credit-worthiness of the insurer of our environmental policies.
     The insurer under three of our environmental policies is The Kemper Insurance Companies, which has experienced significant downgrades of its credit ratings in recent years and is currently in run-off. Of these three policies, two are 20-year policies that were purchased to protect us against expenditures not covered by our indemnification agreement with FINA, and the third policy is a ten-year policy covering our operations subsequent to our acquisition from FINA. Our insurance brokers have advised us that environmental insurance policies with terms in excess of ten years are not currently generally available and that policies with shorter terms are available only at premiums substantially in excess of the premiums paid for our policies with Kemper. Accordingly, we are currently subject to the risk that Kemper will be unable to comply with its obligations under these policies and that comparable insurance may not be available or, if available, only at substantially higher premiums than our current premiums with Kemper.
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
     As of December 31, 2007, we employed approximately 170 people at our Big Spring refinery, approximately 120 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires March 31, 2010. Our existing labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our results of operation and financial condition.
We conduct our convenience store business under a license agreement with 7-Eleven, and the loss of this license could adversely affect the results of operations of our retail segment.
     Our convenience store operations are primarily conducted under the 7-Eleven name pursuant to a license agreement between 7-Eleven, Inc. and Alon. 7-Eleven may terminate the agreement if we default on our obligations under the agreement. This termination would result in our convenience stores losing the use of the 7-Eleven brand name, the accompanying 7-Eleven advertising and certain other brand names and products used exclusively by 7-Eleven. Termination of the license agreement could have a material adverse affect on our retail operations.
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
     We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions.
     Three of our executive officers, Messrs. Morris, Hart and Concienne, own shares of non-voting stock of two of our subsidiaries, Alon Assets, Inc., or Alon Assets, and Alon USA Operating, Inc., or Alon Operating. As of March 1, 2008, the shares owned by these executive officers represent 6.06% of the aggregate equity interest in these subsidiaries. In addition, these executive officers hold options vesting through 2010 which, if exercised, could increase their aggregate ownership to 8.34% of Alon Assets and Alon Operating. To the extent these two subsidiaries pay dividends to us, Messrs. Morris, Hart and Concienne will be entitled to receive pro rata dividends based on their equity ownership. For additional information, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
     All of our directors, other than Messrs. Ron Haddock and Jeff Morris, reside in Israel. In addition, a substantial portion of the assets of these directors are located outside of the United States. As a result, you may have difficulty serving legal process within the United States upon any of these persons. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on United States federal or state securities laws.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a stockholder vote during the third and fourth quarter of 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
     Our common stock is traded on the New York Stock Exchange under the symbol “ALJ.”
     The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period within the two most recently completed fiscal years:

Quarterly Period	High	Low
2007
Fourth Quarter	$38.68	$26.44
Third Quarter	46.34	30.93
Second Quarter	45.07	35.34
First Quarter	36.55	24.47
2006
Fourth Quarter	$31.85	$26.28
Third Quarter	42.97	25.10
Second Quarter	36.20	24.05
First Quarter	25.65	18.83
Holders
     As of March 1, 2008, there were approximately 28 common stockholders of record.
Dividends
     On March 21, 2006, we paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $0.37 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $1.1 million.
     On June 14, 2006, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.1 million.
     On September 14, 2006, we paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $2.50 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $6.7 million.
     On December 14, 2006, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.1 million.
     On March 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.1 million.
     On June 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.1 million.

     On September 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.1 million.
     On December 14, 2007, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.1 million.
     We intend to continue to pay quarterly cash dividends on our common stock at an annual rate of $0.16 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant.
Recent Sales of Unregistered Securities
     None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Stockholder Return Performance Graph
     The following performance graph compares the cumulative total stockholder return on Alon common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group for the 29-month period from July 28, 2005 (the date on which trading in Alon’s common stock on the NYSE commenced) to December 31, 2007, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The “Peer Group” includes Frontier Oil Corporation, Tesoro Petroleum Corp. and Valero Energy Corporation.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected historical consolidated financial and operating data for our company. The selected historical consolidated statement of operations and cash flows data for the years ended December 31, 2004 and 2003, and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected historical consolidated statement of operations and cash flows data for the three years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007, and 2006, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     Our financial statements for the years ended December 31, 2007 and 2006 include the results of Paramount Petroleum Corporation and its subsidiaries from August 1, 2006 and of the Long Beach refinery from September 28, 2006. As a result of these transactions, the financial and operating data for periods prior to the effective date of these transactions may not be comparable to the data for the years ended December 31, 2007 and 2006.
     The following selected historical consolidated financial and operating data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$4,542,151	$3,093,890	$2,330,334	$1,709,117	$1,411,959
Operating costs and expenses (1)	4,363,238	2,877,811	2,180,162	1,639,853	1,369,666

Gain on disposition of assets (2)	7,206	63,255	38,591	175	—

Operating income	186,119	279,334	188,763	69,439	42,293
Net income	103,936	157,368	103,988	25,132	14,068

Earnings per share, basic (3)	$2.22	$3.37	$2.61	$0.72	$0.40
Cash dividends per common share	0.16	3.03	1.96	—	—
Weighted average shares outstanding (3)	46,763	46,738	39,889	35,001	35,001

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$123,950	$142,977	$137,895	$76,743	$76,173
Investing activities	(147,254)	(421,070)	(106,962)	(39,886)	(34,664)
Financing activities	27,753	205,439	42,530	19,244	(39,667)

BALANCE SHEET DATA (end of period):
Cash and cash equivalents and short-term investments	$95,911	$64,166	$322,140	$63,357	$7,256
Working capital	279,580	228,779	275,996	44,443	5,071
Total assets	1,581,386	1,408,785	758,780	472,516	386,982
Total debt	536,615	498,669	132,390	187,706	166,816
Stockholders’ equity	387,767	290,330	279,493	71,472	46,923

(1)	Our buy/sell arrangements involve linked purchases and sales related to refined product contracts entered into to address location, quality or grade requirements. As of January 1, 2006, these buy/sell transactions are included on a net basis in sales in the consolidated statements of operations and profits are recognized when the exchanged product is sold. Prior to January 1, 2006, the results of these buy/sell transactions were recorded separately in sales and cost of sales in the consolidated statements of operations. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Gain on disposition of assets reported in 2007 reflects the recognition of $7.2 million deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million pre-tax gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded in connection with the HEP transaction.

(3)	Weighted average shares outstanding and earnings per share amounts for the periods presented reflect the effect of a 33,600-for-one split of our common stock which was effected on July 6, 2005. On August 2, 2005, we completed an initial public offering of 11,730,000 shares of our common stock. The shares issued in our initial public offering are included in the number of weighted average shares outstanding at December 31, 2007 and December 31, 2006.

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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	expected cost savings from the Paramount Petroleum Corporation and Edgington Oil acquisitions may not be fully realized or recognized within the expected time frame;

•	revenues or margins following the Paramount Petroleum Corporation and Edgington Oil acquisitions may be lower than expected;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	our planned projects to bring back online the naphtha hydrotreater and the design and construction of a hydrocracker unit at our California refineries may not be completed within the expected time frames or within the budgeted costs for such projects due to factors outside of our control;

•	with respect to the February 18, 2008 explosion at our Big Spring refinery, the resulting damage to equipment and disruption to operations at our Big Spring refinery may be greater than currently anticipated; the costs and time necessary to resume operations at the Big Spring refinery may be greater than currently anticipated or may be increased due to factors outside of our control, and we may not fully recover all costs, expenses and damages resulting from the incident under applicable insurance policies; and

•	the other factors discussed under Item 1A “Risk Factors.”
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
     We market refined products produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because we supply our FINA-branded and unbranded distributors in this region with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements. Our physically integrated system includes more than 625 of the approximately 1,080 FINA-branded retail sites that we supply, including approximately 90.0% of our retail segment convenience stores. Our marketing operations market motor fuels obtained from third parties to our branded and unbranded distributors in East Texas, which we refer to as our non-integrated system.
     We market refined products produced at our Paramount refinery on an unbranded basis to wholesale distributors, other refiners and third parties primarily on the West Coast. Our Long Beach refinery produces asphalt products. Unfinished fuel products and intermediates produced at our Long Beach refinery are transferred to our Paramount refinery via pipeline and truck for further processing or sold to third parties.
     Asphalt Segment. Our asphalt segment markets asphalt produced at our three refineries included in the refining and marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the three refineries in our refining and marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. Our asphalt segment markets asphalt through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) and Arizona (Phoenix, Flagstaff and Fredonia). We produce both paving and roofing grades of asphalt, including performance-graded asphalts, emulsions and cutbacks.
     Retail Segment. Our retail segment operates 307 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Our Big Spring refinery supplies the convenience stores in the retail segment with substantially all of their gasoline and diesel needs.
Summary of 2007 Developments
     On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $75.3 million, including $5.9 million for inventories and the assumption of indebtedness, all of which was retired in connection with the closing of the transaction. Of the 102 stores, approximately two-thirds are owned and one-third are leased. We market motor fuels sold at these stores under the FINA brand and supply such fuels primarily from our Big Spring refinery.
     In connection with the Skinny’s acquisition, Southwest Convenience Stores, LLC (“SCS”), our subsidiary, entered into an amended and restated credit agreement and borrowed an additional $46.2 million to partially finance the transaction.
     On June 29, 2007, we purchased a crude oil and unfinished products pipeline system from Kinder Morgan, Inc. known as the “Black Oil System” for a purchase price of $4.5 million. The Black Oil System includes approximately 6 miles of active and 13 miles of inactive pipelines in the Long Beach, California area.
2007 Operations Highlights
     The strong industry fundamentals we experienced throughout 2006 continued during the first half of 2007, but deteriorated in the last half of 2007. Net income for the year ended December 31, 2007 was $103.9 million, a 34.0% decrease compared to our net income in 2006. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Refined product margins in 2007 for gasoline and distillates were comparable to the refined product margins realized for such products in 2006, but sharp increases in crude oil prices in the second half of 2007 negatively affected our profitability. Heavy industry-wide turnaround activity, the implementation of more restrictive sulfur regulations on gasoline and diesel, increased use of ethanol and decreased use of MTBE in the reformulated gasoline pool, and limited capacity expansions due to the high cost of compliance with environmental regulations resulted in tighter supplies of refined products and strong refined product margins during most of 2007.
     Highlights for 2007 include:
•	Our average refinery operating margin for the Big Spring refinery increased by $0.24 per barrel to $13.96 per barrel for the year ended December 31, 2007, compared to 2006.

•	Refinery production at our Big Spring refinery increased to 67,601 barrels per day (“bpd”) in 2007 compared to 64,561 bpd for 2006.

•	The average sweet/sour spread for the year ended December 31, 2007 was $5.00 per barrel compared to $5.15 per barrel for the year ended December 31, 2006. The average light/heavy spread for the year ended December 31, 2007 was $12.46 per barrel compared to $14.74 per barrel for the year ended December 31, 2006.

•	Our capital expenditures and turnaround spending for 2007 totaled $52.0 million, of which $9.8 million was spent on catalysts, $11.1 million was spent on regulatory and compliance projects and $31.1 million was spent on various sustaining and capital improvement projects.
Recent Development
     On February 18, 2008, an explosion in the area of the propylene splitter unit of the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The cause of the explosion has not yet been determined. Our Big Spring refinery has not resumed operations since the explosion, but our expectation is to resume partial operations by the end of March 2008.
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
     We compare our California refineries’ per barrel operating margin to the West Coast 6/1/2/3 crack spread. A 6/1/2/3 crack spread is calculated assuming that six barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline, two barrels of diesel and three barrels of fuel oil. We calculate the West Coast 6/1/2/3 crack spread using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel, LA 380 pipeline CST (fuel oil) and the market value of WTI crude oil. We calculate our California refineries’ per barrel operating margin by dividing the margin between net sales and cost of sales attributable to our California refineries’ combined throughput volumes. Another comparison that we use is the West Coast 3/2/1 crack spread. This is calculated using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil.
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
     The results of operations from our refining and marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $8.64 and $5.38 per million British thermal units, or MMBTU, in 2007. Typically, electricity prices fluctuate with natural gas prices.
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
     Asphalt. Our earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the prices at which asphalt is transferred from our three refineries in the refining and marketing segment. Asphalt is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. The asphalt segment also conducts operations at and markets asphalt produced by our fourth refinery located in Willbridge, Oregon. In addition to producing asphalt at our refineries, at times when our refining margins are unfavorable we opportunistically purchase asphalt from other producers for resale. A portion of our asphalt sales are made using fixed price contracts for delivery of asphalt products at future dates. Because we price these contracts based on the price of asphalt at the time of the contract, an increase in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, the operating results for our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
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
Factors Affecting Comparability
     Our financial condition and operating results over the three year period ended December 31, 2007 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.

Prepayment of Term Loan
     In January 2004, we entered into a $100.0 million term loan scheduled to mature in January 2009. On January 19, 2006, we made a payment of $103.9 million in satisfaction of our outstanding borrowings under this term loan. Of this amount, $100.0 million represented a voluntary prepayment of the outstanding principal under the term loan, $0.9 million represented accrued and unpaid interest on the principal balance, and $3.0 million represented a prepayment premium.
Amdel and White Oil Pipeline Transaction
     On March 1, 2006, we sold our Amdel and White Oil crude oil pipelines to an affiliate of Sunoco, for a total consideration of approximately $68.0 million. The sale of assets in connection with the Amdel and White Oil pipeline transaction on March 1, 2006, reduced property, plant and equipment, net, by $15.2 million. In connection with the Amdel transaction, we recognized a pre-tax gain of $52.5 million in 2006.
Retail Store Acquisitions
     On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 FINA branded stores in Central and West Texas. The total consideration was $75.3 million in cash. Included in the consideration was $5.9 million in inventories and the assumption of indebtedness, all of which was retired in connection with the closing of the transaction. The acquisition of Skinny’s, Inc. increased property, plant and equipment, net, by $43.7 million, intangible assets by $0.8 million and goodwill by $34.5 million. Interest expense increased by an estimated $1.5 million as a result of the incurrence of $46.1 million in additional debt in connection with the acquisition.
     On July 3, 2006, we completed the purchase of 40 retail convenience stores from Good Time stores for consideration of $27.0 million in cash, including $2.3 million for inventories and assumption of certain lease obligations. The purchase of the Good Time stores assets increased property, plant and equipment, net, by $5.0 million, intangible assets by $4.0 million and goodwill by $15.3 million. As a result of the incurrence of $19.8 million in additional debt in connection with the acquisition, interest expense increased by an estimated $0.7 million.
Refinery Acquisitions
     On August 4, 2006, we completed the acquisition of Paramount Petroleum Corporation, an independent refiner of petroleum products. Paramount Petroleum Corporation’s assets include refineries, located in Paramount, California and Portland, Oregon with an aggregate refining capacity of 66,000 bpd, seven asphalt terminals located in Richmond Beach, Washington, Elk Grove and Mojave, California, Phoenix, Fredonia and Flagstaff, Arizona, and Fernley, Nevada (50% interest), and a 50% interest in Wright, which specializes in patented tire rubber modified asphalt products. Total consideration for the acquisition consisted of approximately $487.9 million, including the retirement of all of the Paramount Petroleum Corporation debt at closing of approximately $182.6 million and working capital of approximately $147.9 million. The purchase of Paramount Petroleum Corporation increased property, plant and equipment, net by $387.6 million and goodwill and intangibles by $59.0 million.
     On September 28, 2006, we completed the acquisition of Edgington Oil Company for consideration of $93.6 million in cash, including approximately $34.4 million for the value of certain inventories at closing. The purchase of Edgington Oil Company increased property, plant and equipment, net, by $63.4 million, current assets by $1.0 million and inventory by $34.4 million. As a result of the incurrence of $50.0 million in additional debt in connection with the acquisition, interest expense increased by an estimated $0.9 million.
Unscheduled Turnaround.
     In September 2005, we completed a reformer catalyst regeneration that had been previously planned for January 2006. As a result of the downtime associated with the regeneration, refinery throughput for the third quarter 2005 was approximately 66,712 bpd compared to 68,870 bpd for the third quarter of 2006.

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
HEP Transaction
     The contribution of assets in connection with the HEP transaction on February 28, 2005 reduced property, plant and equipment, net, by $37.8 million.
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
     The HEP transaction was recorded as a partial sale for accounting purposes. We recognized pre-tax gain of $38.3 million in the ten-month period ending December 31, 2005 in connection with the transaction. This pre-tax gain includes $6.5 million of deferred gain, which was recognized in September 2005, as a result of events which permitted us to accelerate recognition of a portion of the deferred gain. In 2006, we recognized $10.8 million of deferred gain and in 2007 we recognized $7.1 million of deferred gain in connection with the HEP transaction. We expect the remaining $42.6 million of deferred gain to be recognized between now and 2017. In addition, $6.7 million of pro-rata gain was subtracted from the carrying value of our investment in HEP in our consolidated balance sheet as a basis adjustment. See Note 5 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Increased Crude Oil Throughput Capacity.
     In the first quarter of 2005, we successfully completed a major turnaround at our Big Spring refinery. In connection with this turnaround, we expanded our crude oil throughput capacity from 62,000 bpd to 70,000 bpd. The resulting increased production and higher sales volumes affects the comparability of operating results after the expansion to periods prior to the expansion. Average refinery production was 67,601 bpd for the year ended December 31, 2007 compared to 64,561 bpd for the year ended December 31, 2006 and 64,393 bpd for the year ended December 31, 2005.
Results of Operations
     Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and marketing segment, asphalt products through our asphalt segment and sales of merchandise, including food products, and motor fuels, through our retail segment.
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
     Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for the years ended December 31, 2007, 2006 and 2005. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

ALON USA ENERGY, INC. CONSOLIDATED

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$4,542,151	$3,093,890	$2,330,334
Operating costs and expenses:
Cost of sales	3,999,287	2,627,321	1,990,338
Direct operating expenses	201,196	129,277	93,843
Selling, general and administrative expenses (2)	105,352	86,939	75,046
Depreciation and amortization (3)	57,403	34,274	20,935

Total operating costs and expenses	4,363,238	2,877,811	2,180,162

Gain on disposition of assets (4)	7,206	63,255	38,591

Operating income	186,119	279,334	188,763
Interest expense (5)	(47,747)	(30,658)	(19,326)
Equity earnings of investees	11,177	3,161	1,086
Other income, net	6,565	7,740	4,775

Income before income tax expense and minority interest in income of subsidiaries	156,114	259,577	175,298
Income tax expense	46,199	93,968	65,518

Income before minority interest in income of subsidiaries	109,915	165,609	109,780
Minority interest in income of subsidiaries	5,979	8,241	5,792

Net income	$103,936	$157,368	$103,988

Earnings per share, basic	$2.22	$3.37	$2.61
Weighted average shares outstanding	46,763	46,738	39,889
Cash dividends per share	$0.16	$3.03	$1.96

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$123,950	$142,977	$137,895
Investing activities	(147,254)	(421,070)	(106,962)
Financing activities	27,753	205,439	42,530

BALANCE SHEET DATA (end of period):
Cash and cash equivalents and short-term investments	$95,911	$64,166	$322,140
Working capital	279,580	228,779	275,996
Total assets	1,581,386	1,408,785	758,780
Total debt	536,615	498,669	132,390
Total Stockholders’ equity	387,767	290,330	279,493

OTHER DATA:
Adjusted EBITDA (6)	$254,058	$261,254	$176,968
Capital expenditures (7)	42,204	39,832	23,034
Capital expenditures for turnarounds and catalysts	9,842	3,940	12,041

(1)	Includes excise taxes on sales by the retail segment of $35.8 million, $29.1 million, and $33.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are not allocated to our three operating segments

(3)	Includes corporate depreciation and amortization of $0.9 million, $1.6 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are not allocated to our three operating segments.

(4)	Gain on disposition of assets reported in 2007 reflects the recognition of $7.2 million deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million pre-tax gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded primarily in connection with the HEP transaction.

(5)	Interest expense for the year ended December 31, 2006 includes $3.6 million of prepayment premiums and $6.1 million of unamortized debt issuance costs written off as a result of prepayments of $100.0 million term loan in January 2006 and $30.2 million of retail debt in July 2006.

(6)	See “— Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income to Adjusted EBITDA for the periods presented.

(7)	Includes corporate capital expenditures of $1.6 million, $0.2 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are not included in our three operating segment capital expenditures.

REFINING AND MARKETING SEGMENT

	Year Ended December 31,
	2007		2006		2005
	(dollars in thousands, except per barrel data and
	pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1) (2)	$4,128,153		$2,744,943		$2,138,634
Operating costs and expenses:
Cost of sales (2)	3,720,870		2,385,080		1,846,739
Direct operating expenses	154,267		108,673		88,145
Selling, general and administrative expenses	28,141		21,375		23,232
Depreciation and amortization	46,628		24,961		14,330

Total operating costs and expenses	3,949,906		2,540,089		1,972,446

Gain on disposition of assets (3)	7,138		63,251		38,628

Operating income	$185,385		$268,105		$204,816

KEY OPERATING STATISTICS AND OTHER DATA:
Total sales volume (bpd)	125,585		131,662		87,251
Non-integrated marketing sales volume (bpd) (4)	13,346		17,995		20,335
Non-integrated marketing margin (per barrel sales volume) (4)	$0.56		$(0.47)		$(1.32)
Per barrel of throughput:
Refinery operating margin — Big Spring (5)	$13.96		$13.72		$12.77
Refinery operating margin — CA Refineries (5) (6)	2.54		3.50		—
Refinery direct operating expenses — Big Spring (7)	$3.67		$3.63		$3.73
Refinery direct operating expenses — CA Refineries (6) (7)	2.79		2.38		—
Capital expenditures	$29,498		$27,740		$18,910
Capital expenditures for turnarounds and catalysts	9,842		3,940		12,041

PRICING STATISTICS:
WTI crude oil (per barrel)	$72.32		$66.06		$56.49
WTS crude oil (per barrel)	67.32		60.91		51.87
MAYA crude oil (per barrel)	59.86		51.26		40.89
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$15.00		$12.48		$11.45
Group III	19.41		14.37		11.44
West Coast	27.37		24.30		21.43
Crack spreads (6/1/2/3) (per barrel):
West Coast	$6.33		$3.66		$6.10
Crude differentials (per barrel):
WTI less WTS	$5.00		$5.15		$4.62
WTI less MAYA	12.46		14.74		15.55
Product price (per gallon):
Gulf Coast unleaded gasoline	204.5	¢	182.9	¢	158.8	¢
Gulf Coast low-sulfur diesel	214.7		195.1		167.6
Group III unleaded gasoline	216.0		186.6		159.4
Group III low-sulfur diesel	223.3		201.4		166.5
West Coast LA Carbob (unleaded gasoline)	244.2		219.6		188.5
West Coast LA ultra low-sulfur diesel	223.7		206.0		180.0
Natural gas (per MMBTU)	$7.12		$6.98		$9.01

	Year Ended December 31,
	2007		2006		2005
	bpd	%	bpd	%	bpd	%
THROUGHPUT AND PRODUCTION DATA:
Big Spring Refinery
Refinery throughput:
Sour crude	58,607	86.0	58,529	89.4	55,643	86.0
Sweet crude	5,017	7.4	2,987	4.6	5,072	7.8
Blendstocks	4,521	6.6	3,897	6.0	4,040	6.2

Total refinery throughput (8) (9)	68,145	100.0	65,413	100.0	64,755	100.0

Refinery production:
Gasoline	32,135	47.5	29,671	46.0	29,499	45.8
Diesel/jet	19,676	29.1	20,651	32.0	21,903	34.0
Asphalt	7,620	11.3	6,147	9.5	5,824	9.1
Petrochemicals	3,980	5.9	4,465	6.9	4,256	6.6
Other	4,190	6.2	3,627	5.6	2,911	4.5

Total refinery production (10)	67,601	100.0	64,561	100.0	64,393	100.0

Refinery utilization (11)		92.5%		90.8%		94.3%

	Year Ended December 31, 2007		Period Ended December 31, 2006
	bpd	%	bpd	%
California Refineries
Refinery throughput:
Sour crude	20,839	33.7	37,171	61.9
Heavy crude	40,700	65.9	22,533	37.5
Blendstocks	223	0.4	362	0.6

Total refinery throughput (8) (12)	61,762	100.0	60,066	100.0

Refinery production:
Gasoline	7,318	12.1	6,806	11.6
Diesel/jet	13,360	22.1	11,026	18.9
Asphalt	19,006	31.5	19,500	33.3
Light Unfinished	3,071	5.1	6,144	10.5
Heavy Unfinished	16,793	27.9	2,938	5.0
Other	793	1.3	12,126	20.7

Total refinery production (10)	60,341	100.0	58,540	100.0

Refinery utilization (11)		85.9%		83.8%

(1)	Net sales include inter-segment sales to our asphalt and retail segments at prices which are intended to approximate wholesale market prices. These inter-segment sales are eliminated through consolidation of our financial statements. Net sales for the year ended 2006 include $3.3 million for the sale of sulfur credits. Following the acquisition of Paramount Petroleum Corporation and Edgington Oil Company, we notified the Environmental Protection Agency that we no longer qualify as a “small refiner” which will limit our ability to generate sulfur credits in the future.

(2)	Our buy/sell arrangements involve linked purchase and sales related to refined product contracts entered into to address location or grade requirements. Included in cost of sales are amounts which approximate the revenues resulting from these transactions. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Gain on disposition of assets reported in 2007 reflects the recognition of $7.1 million deferred gain recorded in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million pre-tax gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded in connection with the HEP transaction.

(4)	Non-integrated marketing sales volume represents refined products sales to our wholesale marketing customers located in our non-integrated region. The refined products we sell in this region are obtained from third-party suppliers. Non-integrated marketing margin represents the margin between net sales and cost of sales attributable to our non-integrated refined products sales volume, expressed on a per barrel basis.

(5)	Refinery operating margin for our Big Spring refinery is a per barrel measurement calculated by dividing the margin between net sales (exclusive of sale of sulfur credits for $3.3 million for the year ended December 31, 2006) and cost of sales attributable to our refining and marketing segment, exclusive of net sales and cost of sales relating to our non-integrated system, by our Big Spring refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. The refinery operating margin for our California refineries is calculated by dividing the margin between the net sales and cost of sales by the throughput volumes at the California refineries. The 2006 refinery operating margin for the California refineries includes a charge of $20.0 million to cost of sales for inventories adjustments related to acquisitions.

(6)	Total refinery throughput and production data includes our Paramount refinery for the period from August 1, 2006 through December 31, 2006 and our Long Beach refinery for the period from September 28, 2006 through December 31, 2006.

(7)	Refinery direct operating expenses is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring and California refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(8)	Total refinery throughput represents the aggregate volume of crude oil and blendstock used in the refinery production process.

(9)	2007 throughput reflects the effects of downtime associated with a scheduled reformer regeneration in January 2007, scheduled maintenance in the third quarter of 2007 and restrictions on throughput caused by limited hydrogen production due to operational issues in the catalytic reformer which were resolved by a reformer regeneration that was completed in January 2008.

(10)	Total refinery production represents the barrels per day of various finished products produced from processing crude oil and other refinery feedstocks through the crude units and other conversion units at the applicable refinery.

(11)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

(12)	2007 throughput reflects the effects of downtime associated with a planned turnaround of the No. 2 crude unit at our Paramount refinery in March and April 2007, the startup of the No. 1 crude unit at the Long Beach refinery in September, the downtime associated with the No. 2 crude unit at the Long Beach refinery in November and, as a result of an unfavorable refining environment, especially with respect to asphalt, the cessation of crude processing altogether at Long Beach in late November 2007 and a reduction in throughput at our Paramount refinery.

ASPHALT SEGMENT

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per ton data)
STATEMENT OF OPERATIONS DATA:
Net sales	$642,937	$389,634	$114,910
Operating costs and expenses:
Cost of sales (1)	592,709	346,839	124,124
Direct operating expenses	46,929	20,604	5,698
Selling, general and administrative expenses	2,825	8,773	1,527
Depreciation and amortization	2,145	2,247	134

Total operating costs and expenses	644,608	378,463	131,483

Operating income (loss)	$(1,671)	$11,171	$(16,573)

KEY OPERATING STATISTICS AND OTHER DATA:
Number of terminals (end of period)	12	12	2
Asphalt sales volume (thousands of tons)	1,927	1,153	487
Average sales price per ton	$333.65	$337.93	$235.95
Asphalt margin per ton (2)	$26.07	$37.12	$(18.92)
Capital expenditures	$2,167	$3,156	$170

(1)	Cost of sales includes inter-segment purchases of asphalt from our refining and marketing segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. These inter-segment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin represents the difference between asphalt sales and the related net cost of purchased asphalt, including transportation costs and discounts, divided by asphalt sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL SEGMENT

	Year Ended December 31,
	2007		2006		2005
	(dollars in thousands, except per gallon data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$481,797		$351,493		$326,537
Operating costs and expenses:
Cost of sales (2)	396,444		287,582		269,222
Selling, general and administrative expenses	73,863		56,280		49,796
Depreciation and amortization	7,724		5,453		4,557

Total operating costs and expenses	478,031		349,315		323,575

Gain (loss) on disposition of assets	68		4		(37)

Operating income	$3,834		$2,182		$2,925

KEY OPERATING STATISTICS AND OTHER DATA:
Number of stores (end of period)	307		206		167
Fuel sales (thousands of gallons)	91,946		75,969		87,714
Fuel sales (thousands of gallons per site per month) (3)	30		34		45
Fuel margin (cpg) (4)	19.0	¢	16.0	¢	14.9 ¢
Fuel sales price (dollar per gallon) (5)	$2.82		$2.55		$2.20
Merchandise sales	$221,640		$157,468		$133,305
Merchandise sales (per site per month) (3)	72		70		68
Merchandise margin (6)	30.6%		32.9%		33.2%
Capital expenditures	$8,968		$8,748		$3,484

(1)	Includes excise taxes on sales by the retail segment of $35.8 million, $29.1 million, and $33.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Cost of sales includes inter-segment purchases of motor fuels from our refining and marketing segment at prices which approximate market prices. These inter-segment purchases are eliminated through consolidation of our financial statements.

(3)	Fuel and merchandise sales per site for 2007 were calculated using 206 stores for six months and 307 stores for six months due to the acquisition of Skinny’s, Inc. on June 29, 2007. Fuel and merchandise sales per site for 2006 were calculated using 167 stores for six months and 206 stores for six months due to the Good Time Stores acquisition on July 3, 2006.

(4)	Fuel margin represents the difference between motor fuel revenues and the net cost of purchased fuel, including transportation costs and associated motor fuel taxes, expressed on a cents per gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Fuel sales price per gallon represents the average sales price for motor fuels sold through our retail segment

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net Sales
     Consolidated. Net sales for 2007 were $4,542.2 million compared to $3,093.9 million for 2006, an increase of $1,448.3 million or 46.8%. This increase was primarily due to the acquisition of the California refineries and higher refined product prices.
     Refining and Marketing Segment. Net sales for our refining and marketing segment were $4,128.2 million for 2007, compared to $2,745.0 million for 2006, an increase of $1,383.2 million or 50.4%. The increase in net sales was primarily due to the acquisition of the California refineries and to significantly higher refined product prices. The increase in refined product prices that we experienced was similar to the price increases experienced in the Gulf Coast markets. The average price of Gulf Coast gasoline in 2007 increased 22 cpg, or 11.8%, to 204.5 cpg, compared to 182.9 cpg in 2006. The average Gulf Coast diesel price in 2007 increased 19.6 cpg, or 10.0%, to 214.7 cpg compared to 195.1 cpg in 2006.
     Asphalt Segment. Net sales for our asphalt segment were $642.9 million for 2007, compared to $389.6 million for 2006, an increase of $253.3 million or 65.0%. This increase was due primarily to the acquisition of Paramount Petroleum Corporation’s seven asphalt terminals effective July 31, 2006 and the acquisition of Edgington Oil Company effective September 28, 2006. The average selling price was $333.65 per ton in 2007 compared to $337.93 per ton in 2006.
     Retail Segment. Net sales for our retail segment were $481.8 million for 2007, compared to $351.5 million for 2006, an increase of $130.3 million or 37.1%. This increase was primarily due to the acquisition of 102 stores from Skinny’s on June 29, 2007. In addition, fuel sales price increased 10.6%, or 27 cpg to $2.82 in 2007 compared to $2.55 in 2006.
Cost of Sales
     Consolidated. Cost of sales was $3,999.3 million for 2007, compared to $2,627.3 million for 2006, an increase of $1,372.0 million or 52.2%. This increase was primarily due to the acquisition of the California refineries and higher crude oil prices during 2007 as compared to 2006.
     Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $3,720.9 million for 2007, compared to $2,385.1 million for 2006, an increase of $1,335.8 million or 56.0%. This increase was primarily due to the purchase of the California refineries and the increase in crude oil prices during 2007 as compared to 2006. The average price per barrel of WTS for 2007 increased $6.41 per barrel to $67.32 per barrel, compared to $60.91 per barrel for 2006, an increase of 10.5%.
     Asphalt Segment. Cost of sales for our asphalt segment was $592.7 million for 2007, compared to $346.8 million for 2006, an increase of $245.9 million or 70.9%. This increase was due primarily to the acquisitions of Paramount Petroleum Corporation’s seven asphalt terminals effective July 31, 2006 and Edgington Oil Company effective September 28, 2006 as well as significantly higher prices for asphalt transferred from our refining and marketing segment as a result of higher crude prices.
     Retail Segment. Cost of sales for our retail segment was $396.4 million for 2007, compared to $287.6 million for 2006, an increase of $108.8 million or 37.8%. This increase was primarily due to the acquisition of 102 Skinny’s stores on June 29, 2007.
Direct Operating Expenses
     Consolidated. Direct operating expenses were $201.2 million for 2007, compared to $129.3 million for 2006, an increase of $71.9 million or 55.6%. This increase was primarily attributable to the addition of the operating expenses associated with our California refineries.

     Refining and Marketing Segment. Direct operating expenses for our refining and marketing were $154.3 million for 2007, compared to $108.7 million for 2006, an increase of $45.6 million or 42.0%. This increase was primarily attributable to the addition of the operating expenses associated with our California refineries.
     Asphalt Segment. Direct operating expenses for our asphalt segment were $46.9 million for 2007, compared to $20.6 million for 2006, an increase of $26.3 million or 127.8%. This increase was due primarily to the acquisition of Paramount Petroleum Corporation’s seven asphalt terminals effective July 31, 2006 and the acquisition of Edgington Oil Company effective September 28, 2006.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for 2007 were $105.4 million, compared to $86.9 million for 2006, an increase of $18.5 million or 21.3%. This increase is primarily due to the acquisition of our California refineries and the acquisition of 102 Skinny’s stores on June 29, 2007 and is partially offset by a change in the method of corporate allocations in the asphalt segment.
     Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for 2007 were $28.1 million compared to $21.4 million for 2006, an increase of $6.7 million or 31.3%. This increase was primarily attributable to the acquisition of the California refineries.
     Asphalt Segment. SG&A expenses for our asphalt segment were $2.8 million for 2007, compared to $8.8 million for 2006, a decrease of $6.0 million or 68.2%. This decrease was primarily due to a change in the method of corporate allocations.
     Retail Segment. SG&A expenses for our retail segment for 2007 were $73.9 million, compared to $56.3 million for 2006, an increase of $17.6 million or 31.3%. This increase was primarily attributable to higher maintenance and credit card costs and the acquisition of 102 Skinny’s stores on June 29, 2007.
Depreciation and Amortization
     Depreciation and amortization for 2007 was $57.4 million, compared to $34.3 million for 2006, an increase of $23.1 million or 67.3%. This increase was primarily attributable to the acquisition of the California refineries, the retail acquisitions and the completion of capital projects in 2007.
Operating Income
     Consolidated. Operating income for 2007 was $186.1 million compared to $279.3 million for 2006, a decrease of $93.2 million or 33.4%. Excluding $7.2 million gain on disposition of assets primarily relating to the HEP transaction, operating income for 2007 was $178.9 million compared to $216.0 million for 2006 (excluding $52.5 million of gain on disposition of assets resulting from the Amdel and White Oil transaction and $10.8 million relating to the HEP transaction), a decrease of $37.1 million or 17.2%. Management believes these exclusions enhance period-to-period comparability. This decrease in operating income was primarily attributable to lower operating income in our refining and marketing segment and operating loss in our asphalt segment in 2007.
     Refining and Marketing Segment. Operating income for our refining and marketing segment was $185.4 million for 2007, compared to $268.1 million for 2006, a decrease of $82.7 million or 30.8%. Excluding the $7.1 million gain on disposition of assets relating to the HEP transaction, operating income for 2007 was $178.3 million compared to $204.8 million for 2006 (excluding $52.5 million of gain on disposition of assets resulting from the Amdel and White Oil transaction and $10.8 million relating to the HEP transaction), a decrease of $26.5 million or 12.9%. This decrease was primarily attributable to the decrease in our refinery operating margin at our California refineries. Our operating margin for our California refineries decreased $0.96 per barrel to $2.54 per barrel and was attributable, in part, to lower differentials of the light/heavy spread and higher direct operating expenses. The operating margin for our Big Spring refinery for 2007 increased $0.24 per barrel to $13.96 per barrel. Refining and marketing segment operating income benefited from an increase in the Gulf Coast 3/2/1 crack spread from an average of $12.48 per barrel in 2006 to $15.00 per barrel in 2007, an increase of 20.2% partially offset by a decrease of the sweet/sour spread from $5.15 per barrel in 2006 to $5.00 per barrel for 2007, a decrease of 2.91%.

     Asphalt Segment. Operating loss for our asphalt segment was $1.7 million for 2007, compared to income of $11.2 million for 2006, a decrease of $12.9 million. This decrease was primarily due to a decrease of our asphalt margin per ton from $37.12 per ton in 2006 to $26.07 per ton in 2007, a decrease of $11.05 per ton or 29.8%, primarily due to increasing crude oil prices negatively affecting margins on forward-priced contracts and also resulting in higher transfer prices.
     Retail Segment. Operating income for our retail segment was $3.8 million for 2007, compared to $2.2 million for 2006, an increase of $1.6 million or 72.7%. This increase was primarily attributable to the increased number of stores and higher fuel margins, partially offset by lower fuel sales volume per location.
Interest Expense
     Interest expense was $47.8 million for 2007, compared to $30.7 million in 2006, an increase of $17.1 or 55.7%. The increase is primarily due to a full year of interest on our $450.0 million term loan and a June 2007 increase in the amount of the Wachovia credit facility to $95.0 million.
Income Tax Expense
     Income tax expense was $46.2 million for 2007, compared to $94.0 million in 2006, a decrease of $47.8 million. The decrease in income tax expense was attributable to our lower 2007 taxable income compared to 2006, as well as a $5.5 million benefit resulting from the true-up of the prior year income tax expense plus a benefit of $4.8 million resulting from a change in the effective state income tax rate. Our effective tax rate for 2007 was 29.6% compared to 36.2% for 2006 and reflects a $3.4 million and $2.0 million benefit in 2007 and 2006, respectively, resulting from tax credits under the Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (“Jobs Creation Act of 2004”).
Minority Interest In Income of Subsidiaries
     Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority shareholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $6.0 million for 2007, compared to $8.2 million for 2006, a decrease of $2.2 million. This decrease was attributable to our lower after-tax income in 2007 as a result of the factors discussed above.
Net Income
     Net income was $103.9 million for 2007, compared to $157.4 million for 2006, a decrease of $53.5 million or 34.0%. This decrease was attributable to the factors discussed above.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net Sales
     Consolidated. Net sales for 2006 were $3,093.9 million compared to $2,330.3 million for 2005, an increase of $763.6 million or 32.8%. This increase was primarily due to the acquisition of the California refineries and higher than average refined product prices.
     Refining and Marketing Segment. Net sales for our refining and marketing segment were $2,744.9 million for 2006, compared to $2,138.6 million for 2005, an increase of $606.3 million or 28.4%. The increase in net sales was primarily due to the acquisition of the California refineries and to significantly higher refined product prices. The increase in refined product prices that we experienced was similar to the price increases experienced in the Gulf Coast markets. The average price of Gulf Coast gasoline in 2006 increased 24 cpg, or 15.2%, to 182.9 cpg, compared to 158.8 cpg in 2005. The average Gulf Coast diesel price in 2006 increased 27 cpg, or 16.1%, to 195.1 cpg compared to 167.6 cpg in 2005.

     Asphalt Segment. Net sales for our asphalt segment were $389.6 million for 2006, compared to $114.9 million for 2005, an increase of $274.7 million or 239.1%. This increase was due primarily to the acquisition of Paramount Petroleum Corporation’s seven asphalt terminals effective July 31, 2006 and the acquisition of Edgington Oil Company effective September 28, 2006. The average selling price was $337.93 per ton in 2006 compared to $235.95 per ton in 2005.
     Retail Segment. Net sales for our retail segment were $351.5 million for 2006, compared to $326.5 million for 2005, an increase of $25.0 million or 7.7%. This increase was primarily due to a 35 cent, or 15.9% increase in average fuel sales price from $2.20 in 2005 to $2.55 in 2006, an increase in merchandise sales of $24.2 million or 18.2%, and the acquisition of 40 Good Time stores on July 3, 2006.
Cost of Sales
     Consolidated. Cost of sales was $2,627.3 million for 2006, compared to $1,990.3 million for 2005, an increase of $637.0 million or 32.0%. This increase was primarily due to the acquisition of the California refineries and higher crude oil prices during 2006 as compared to 2005.
     Refining and Marketing Segment. Cost of sales for our refining and marketing segment was $2,385.1 million for 2006, compared to $1,846.7 million for 2005, an increase of $538.4 million or 29.2%. This increase was primarily due to the purchase of the California refineries and the increase in crude oil prices during 2006 as compared to 2005. The average price per barrel of WTS for 2006 increased $9.04 per barrel to $60.91 per barrel, compared to $51.87 per barrel for 2005, an increase of 17.4%.
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
Direct Operating Expenses
     Consolidated. Direct operating expenses were $129.3 million for 2006, compared to $93.8 million for 2005, an increase of $35.5 million or 37.8%. This increase was primarily attributable to the acquisition of the California refineries.
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
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for 2006 were $86.9 million compared to $75.0 million for 2005, an increase of $11.9 million or 15.9%. This increase is primarily due to higher corporate costs associated with the full year effect of being a public company which significantly increased audit expenditures and added costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002. These costs were partially offset by lower selling and advertising expenses. Also contributing to this increase was a $3.0 million employee bonus payment related to special dividend payments on September 14, 2006 and to the purchase of the California refineries.

     Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for 2006 were $21.4 million compared to $23.2 million for 2005, a decrease of $1.8 million or 7.8%. This decrease was due to allocating a larger portion of SG&A expenses to the asphalt segment.
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
Operating Income
     Consolidated. Operating income for 2006 was $279.3 million compared to $188.8 million for 2005. Excluding $52.5 million of net gain on disposition of assets resulting from the Amdel and White Oil transaction and $10.7 million amortization of deferred gain relating to the 2005 HEP transaction, which management believes enhances period-to-period comparability, operating income was $216.1 million for 2006, compared to $150.2 million for 2005, an increase of $65.9 million or 43.9%. This increase was primarily attributable to higher operating income in our refining and marketing segment.
     Refining and Marketing Segment. Operating income for our refining and marketing segment was $268.1 million for 2006, compared to $204.8 million for 2005. Excluding gains resulting from the disposition of assets in 2006 ($52.5 million relating to the Amdel and White Oil transaction and $10.7 million relating to the 2005 HEP transaction) and 2005 ($38.6 million relating to the 2005 HEP transaction), operating income for our refining and marketing segment was $204.9 million for 2006, compared to $166.2, million for 2005, an increase of $38.7 million or 23.3%. This increase was primarily attributable to the increase in our refinery operating margins. Our operating margin for the Big Spring refinery for 2006 increased $0.95 per barrel to $13.72 per barrel. This increase was attributable, in part, to higher differentials between refined product prices and crude oil prices, which management believes is the result of continued market concern over adequate refinery capacity to meet demand. Also contributing to the higher refinery operating margins at our Big Spring refinery were the supply constraints associated with the logistics of the introduction of new reformulated fuels in 2006. Refining and marketing segment operating income also benefited from an increase in the Gulf Coast 3/2/1 crack spread from an average of $11.45 per barrel in 2005 to $12.48 per barrel in 2006, an increase of 9% and a widening of the sweet/sour spread from $4.62 per barrel in 2005 to $5.15 per barrel for 2006, an increase of 11.5%.
     Asphalt Segment. Operating income for our asphalt segment was $11.2 million for 2006, compared to a loss of $16.6 million for 2005, an increase of $27.8 million. This increase was primarily due to the acquisition of Paramount Petroleum Corporation’s asphalt terminals and the acquisition of Edgington Oil Company.
     Retail Segment. Operating income for our retail segment was $2.2 million for 2006, compared to $2.9 million for 2005, a decrease of $0.7 million or 24.1%. This decrease was primarily attributable to higher operating expenses and lower motor fuel volumes.

Interest Expense
     Interest expense was $30.7 million for 2006, compared to $19.3 million in 2005, an increase of $11.4 million or 59.1%. Interest expense increased due to our new $450.0 million term debt related to the acquisitions of the California refineries.
Income Tax Expense
     Income tax expense was $94.0 million for 2006, compared to $65.5 million in 2005, an increase of $28.5 million. The increase in income tax expense was attributable to our increased 2006 taxable income compared to 2005. Our effective tax rate for 2006 was 36.2% and reflects the $1.1 million benefit of the Jobs Creation Act tax credit for 2005. Our effective tax rate was 37.4% for 2005.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. As a result of the fire at our Big Spring refinery on February 18, 2008, we expect these amounts to be supplemented by insurance recoveries. The applicable insurance policies provide us with a combined single limit of $385.0 million for property damage and business interruption coverage, with deductibles of $2.0 million and 45 days respectively, and third party liability coverage with a limit of $150.0 million and a $5.0 million deductible. We believe that the aforementioned sources of funds and other capital resources will be sufficient to satisfy the cash requirements we anticipate for the repair and downtime of the Big Spring refinery as well as to satisfy the anticipated cash requirements associated with our business during the next 12 months.
     Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business and a final determination of the cost and timing of repairs required as a result of, and insurance recoveries resulting from, the explosion at the Big Spring refinery.
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

Cash Flow
     The following table sets forth our consolidated cash flows for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$123,950	$142,977	$137,895
Investing activities	(147,254)	(421,070)	(106,962)
Financing activities	27,753	205,439	42,530

Net increase (decrease) in cash and cash equivalents	$4,449	$(72,654)	$73,463

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for 2007 was $124.0 million, compared to net cash provided by operating activities of $143.0 million for 2006. The $19.0 million net decrease in cash provided by operating activities was primarily due to decreased net income.
     Net cash provided by operating activities for 2006 was $143.0 million, compared to net cash provided by operating activities of $137.9 million for 2005. The $5.1 million net increase in cash provided by operating activities was primarily due to increased net income (excluding after-tax gains on dispositions of assets).
Cash Flows Used In Investing Activities
     Net cash used in investing activities was $147.3 million in 2007 compared to $421.1 million in 2006. Cash used in investing activities in 2007 included the acquisition of Skinny’s, the purchase of short-term investments of $27.3 million, capital expenditures, and an adjustment to the purchase price for the acquisition of Paramount Petroleum Corporation. Capital expenditures in 2007 totaled $52.0 million and included $11.1 million for regulatory and compliance projects, $22.1 million for refining and terminal improvement projects, $9.0 million for retail improvements and the re-branding of the Skinny’s stores purchased in June 2007, and $9.8 million for turnarounds and catalyst. Cash used in investing activities in 2006 included the acquisitions of Good Time stores, Paramount Petroleum Corporation and Edgington Oil Company, the sale of $185.3 million of short-term investments, $68.0 million of proceeds from the sale of the Amdel and White Oil crude oil pipelines and $43.8 million of capital expenditures which included $14.2 million for regulatory and compliance projects, $16.9 million for refining and terminal improvement projects, $8.7 million for retail improvements and the re-branding of the Good Time stores purchased in July 2006 and $3.9 million for turnarounds and catalyst.
     Net cash used in investing activities increased to $421.1 million in 2006 from $107.0 million in 2005. This change in cash used in investing activities is due to the Good Time stores, Paramount Petroleum Corporation and Edgington Oil Company acquisitions in 2006 less the proceeds from the net sale of $185.3 million of short-term investments and the $68.0 million of proceeds from the sale of the Amdel and White Oil crude oil pipelines.
Cash Flows Provided By Financing Activities
     Net cash provided by financing activities was $27.8 million in 2007, compared to net cash provided by financing activities of $205.4 million in 2006. Cash provided by financing activities in 2007 included additions to long term debt of $46.3 million incurred principally to finance the Skinny’s acquisition less dividends paid to shareholders of $7.5 million and debt repayment of $8.4 million..
     Net cash provided by financing activities was $205.4 million in 2006, compared to net cash provided by financing activities of $42.5 million in 2005. Cash provided by financing activities in 2006 included net borrowings of $366.3 million incurred substantially for the finance of the Good Time stores, Paramount Petroleum Corporation and Edgington Oil Company acquisitions less cash dividends paid of $149.8 million.
Initial Public Offering
     On August 2, 2005, we completed an initial public offering of 11,730,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of approximately $187.7 million. We received approximately

$172.1 million in net proceeds from the initial public offering after payment of expenses, underwriting discounts and commissions of approximately $15.6 million.
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
Cash, Cash Equivalents and Short-Term Investment Position and Indebtedness
     We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. Short-term investments at December 31, 2007 consisted of highly-rated variable rate demand notes (“VRDN”). We have designated these securities as available-for-sale and has classified them as current because it views them as available to support its current operations. VRDNs may be redeemed at par on one business day’s notice to the remarketing agent or on seven calendar days to the issuer. These securities are carried at cost, which approximates market value.
     As of December 31, 2007, our total cash and cash equivalents were $68.6 million, with short-term investments of $27.3 million and we had total debt of approximately $536.6 million.
     Summary of Indebtedness. The following table sets forth the principal amounts outstanding under our bank credit facilities, retail mortgages and equipment loans at December 31, 2007:

	As of December 31, 2007
	(dollars in thousands)
	Amount Outstanding	Total Facilities		Total Availability (2)
Debt, including current portion:
Term loan credit facility	$443,250	$443,250		$—
Revolving credit facilities	—	540,000	(1)	335,953
Retail credit facilities	93,365	93,365		—

Totals	$536,615	$1,076,615		$335,953

(1)	Total facilities include the Paramount Credit facility that was signed on March 1, 2007 as described below.

(2)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of December 31, 2007 which was $336.0 million, and (b) total borrowing base less outstanding borrowings and letters of credit as of December 31, 2007 which was $446.5 million.
Credit Facilities
     Israel Discount Bank Credit Facility. We entered into a revolving credit facility (the “IDB Credit Facility”) on January 14, 2004, which was amended and restated on February 15, 2006 and further amended and restated on June 22, 2006, as subsequently amended on August 4, 2006, February 28, 2007, and June 29, 2007. The Israel Discount Bank of New York, or Israel Discount Bank, acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial size of the IDB Credit Facility was $160.0 million with options to increase the size of the facility to $240.0 million if crude oil prices increase above certain levels or we increase our throughput capacity. The current size of the facility is $220.0 million.
     Borrowing availability under the IDB Credit Facility is limited at any time to the lesser of the total current size of the credit facility at that time, or the amount of the borrowing base under the facility. As of December 31, 2007, the borrowing base under the IDB Credit Facility was $281.2 million. The entire IDB Credit Facility is available in the form of letters of credit and revolving loans. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum. The IDB Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and the subsidiaries of Alon Paramount Holdings, Inc. (“Alon Holdings”) (excluding Alon Pipeline Logistics, LLC (“Alon Logistics”)). The revolving credit facility is secured by a first lien on cash, accounts receivable, inventories and related assets and a second lien on our fixed assets, excluding assets of our retail subsidiaries and the subsidiaries of Alon Holdings (excluding Alon Logistics).
     The IDB Credit Facility contains restrictive covenants, such as restrictions on change of control, creating liens, engaging in mergers, consolidations and sales of assets, incurring additional indebtedness, giving guaranties, engaging in different businesses, making loans and investments, entering into certain lease obligations, making certain capital expenditures and making certain dividend, debt and other restricted payments. However, these covenants do not restrict our activities so long as we maintain the financial covenants described below, on a pro-forma basis after giving effect to these activities:
•	a ratio of total consolidated indebtedness less freely transferable cash and permitted investments not subject to any lien (other than liens in favor of Israel Discount Bank) to consolidated EBITDA (as defined in the IDB Credit Facility) for the last four fiscal quarters of no greater than 4.0 to 1.0 (the ratio as of December 31, 2007 was 0.2 to 1.0);

•	a minimum ratio of consolidated current assets to consolidated current liabilities of 1.0 to 1.0 (the ratio as of December 31, 2007 was 1.9 to 1.0); and

•	a ratio of total consolidated EBITDA to consolidated interest expense, in each case as of the end of any period of four fiscal quarters, to be not less than 2.0 to 1.0 (the ratio as of December 31, 2007 was 6.5 to 1.0).
     Compliance with these covenants is determined in the manner specified in the documentation governing the IDB Credit Facility. Consolidated EBITDA under the IDB Credit Facility represents net income plus minority interest, income tax expense, interest expense, depreciation and amortization and is measured each quarter on a rolling twelve-month basis. This calculation of consolidated EBITDA differs from the calculation of Adjusted EBITDA presented elsewhere in this Annual Report on Form 10-K. As of December 31, 2007, we were in compliance with all covenants in the IDB Credit Facility.
     The IDB Credit Facility expires on January 1, 2010. As of December 31, 2007 there were no borrowings outstanding and approximately $113.5 million of letters of credit outstanding under the IDB Credit Facility.
     Bank of America Credit Facility. In conjunction with our acquisition of Paramount Petroleum Corporation, Alon Holdings assumed a Revolving Credit Agreement (“Paramount Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A. as agent, and a group of financial institutions, secured by the assets of Paramount Petroleum Corporation. Borrowings under the Paramount Initial Credit Facility were limited to up to $215.0 million, consisting of revolving loans and letters of credit.
     On February 28, 2007, Paramount entered into an amended and restated credit agreement (“Paramount Credit Facility”) with Bank of America N.A. as agent, sole lead arranger and book manager, primarily secured by a first lien on cash, accounts receivable and inventory of Alon Holdings (excluding Alon Logistics) and second lien on the remaining assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility was further amended on March 30, 2007. Borrowing availability under the Paramount Credit Facility is limited at any time to the lesser of $300.0 million or the amount of the borrowing base under the facility. At December 31, 2007, the borrowing base under the Paramount Credit Facility was $369.3 million. Amounts borrowed under the Paramount Credit Facility accrue interest at the London Interbank Offering Rate (LIBOR) plus a margin based on excess availability. Based on the availability as of December 31, 2007, such margin would be 1.25% over LIBOR. The Paramount Credit Facility expires on February 28, 2012. Paramount is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility. There were no borrowings outstanding under the Paramount Initial Credit Facility at December 31, 2007 and outstanding letters of credit were approximately $90.6 million.

     Credit Suisse Credit Facility. On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. On August 4, 2006, we borrowed $400.0 million as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, we borrowed an additional $50.0 million as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. At December 31, 2007, the loan rate was Eurodollar plus 2.25%. Principal payments of 1% per annum are to be paid in quarterly installments. At December 31, 2007, the outstanding balance was $443.3 million.
     The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of our retail subsidiaries.
     We may, from time to time, request an additional $100.0 million of term loans provided that the sum of the additional loans and the then outstanding loans under the Credit Suisse Credit Facility does not exceed $550.0 million.
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
          Wachovia Credit Facility. On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), our wholly-owned subsidiary, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”) with Wachovia Bank, N. A. (“Wachovia”), as administrative agent. The Amended Wachovia Credit Facility amends and restates the credit agreement dated June 6, 2006, among SCS and the lender party thereto and Wachovia (the “Original Credit Facility”).
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At December 31, 2007, $92.4 million was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
          Prior to the amendment, $48.8 million was outstanding under the Original Credit Facility, consisting of a $28.8 million term loan and a $20.0 million revolving credit loan. In connection with the Skinny’s acquisition, SCS converted the existing revolving credit loan of $20.0 million to a term loan and drew down an additional $46.2 million under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, was combined into a $95.0 million term loan.
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
     Mortgage Loans and Equipment Loans. We entered into mortgage and equipment loan agreements with GE Capital Franchise Finance Corporation on October 1, 2002. On July 3, 2006, we made a payment of approximately $30.2 million in satisfaction of our outstanding borrowings under the GE mortgage and equipment loans, including approximately $0.6 million in prepayment premiums. Additionally, $2.2 million of unamortized debt issuance costs related to these loans were included as interest expense in our consolidated statements of operations for the year ended December 31, 2006.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure budgets, including expenditures for chemical catalyst and turnarounds, for 2008 and 2009 are $106.3 million and $171.8 million respectively. The following table summarizes our expected capital expenditures for 2008 and 2009 by operating segment and major category:

	2008	2009
	(dollars in thousands)
Refining and Marketing Segment:
Sustaining maintenance	$26,481	$18,339
Growth/profit improvement/other	47,954	92,036
Chemical catalyst and turnaround	13,457	20,050

Total	87,892	130,425

Asphalt Segment:
Sustaining maintenance	3,047	1,503
Growth/profit improvement	4,495	32,350

Total	7,542	33,853

Retail Segment:
Sustaining maintenance	7,650	6,732
Growth/profit improvement	2,399	500

Total	10,049	7,232

Corporate Segment:
Sustaining	784	250

Total Capital Expenditures	$106,267	$171,760

     Clean Air Capital Expenditures. We expect to spend approximately $19.3 million in the aggregate in 2008 and 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
     Turnaround and Chemical Catalyst Costs. Our 2007 catalyst costs were approximately $9.8 million.
     Between our major turnarounds, we also perform periodic scheduled turnaround projects on various units at our Big Spring and California refineries. A summary of our expected turnaround and chemical catalyst costs for the following five years are as follows:

	2008	2009	2010	2011	2012
	(dollars in thousands)
Scheduled turnaround costs	$3,320	$9,850	$2,900	$1,300	$2,900
Chemical catalyst costs	10,137	10,200	10,000	7,200	10,000

Total	$13,457	$20,050	$12,900	$8,500	$12,900

Contractual Obligations and Commercial Commitments
     Information regarding our known contractual obligations of the types described below as of December 31, 2007 is set forth in the following table:

	Payments Due by Period
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(dollars in thousands)
Long-term debt obligations	$11,154	$32,701	$21,775	$470,985	$536,615
Operating lease obligations	32,934	64,571	20,851	33,952	152,308
Pipelines and Terminals Agreement (1)	27,549	82,647	55,099	179,121	344,416
Other commitments (2)	2,827	8,483	5,654	23,326	40,290

Total obligations	$74,464	$188,402	$103,379	$707,384	$1,073,629

(1)	Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with HEP, as well as our minimum requirements with Sunoco.

(2)	Other commitments include refinery maintenance services costs.
     As of December 31, 2007, we did not have any capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us and that specified all significant terms.
     Our “other non-current liabilities” are described in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For most of these liabilities, timing of the payment of such liabilities is not fixed and therefore cannot be determined as of December 31, 2007. However, certain expected payments related to our anticipated pension contributions in 2008 and other post-retirement benefits obligations are discussed in Note 13 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
     Inventory. Crude oil, refined products and blendstocks for the refining and marketing segment and asphalt for the asphalt segment are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. For example, in the second half of 2001, market prices were significantly lower than our inventory cost determined under our LIFO valuation method, which resulted in our recording a non-cash charge of $23.2 million to cost of sales and a corresponding decrease in the value of our crude oil and refined products inventory. In 2002, market prices rose substantially, allowing us to recover $18.6 million of the 2001 inventory write-down to market value with a corresponding non-cash credit to cost of sales. Any such recovery results in a non-cash accounting adjustment, increasing the value of our crude oil and refined products inventory and decreasing our cost of sales. Our results of operations could continue to include such non-cash write-downs and recoveries of inventory if market prices for crude oil and refined products return to levels comparable to those in 2001. A reduction of inventory volumes during 2007 and during 2005 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $4.6 million in 2007 and $2.4 million in 2005. Market values of crude oil, refined products, asphalts and blendstocks exceeded LIFO costs by $136.8 million and $26.9 million at December 31, 2007 and 2006, respectively.
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
     Impairment of Long-Lived Assets. We account for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In evaluating our assets, long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
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
     Goodwill and Intangible Assets. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Intangible assets with finite useful lives are amortized on a straight-line basis over one to 40 years. Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use December 31 of each year as our valuation date for annual impairment testing purposes.
New Accounting Standards and Disclosures
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141(R) requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination be recorded at “full fair value.”  SFAS No. 141(R) applies to all business combinations, including combinations by contract alone.  SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008 and earlier application is prohibited.  SFAS No. 141(R) will be applied to business combinations occurring after the effective date.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity.  SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS No. 157 is not expected to materially affect our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on its results of operations or financial position.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We performed a review of its tax positions and adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position as we have no unrecognized tax benefits.
     We have elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. We are subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California and Texas comprising the majority of the Company’s state income tax. The federal tax years 2000 to 2004 are closed to audit, with 2005 and 2006 remaining open to audit. In general the state tax years open to audit range from 2000 to 2007. Our liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2007.
     In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3; How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. We adopted the consensus on January 1, 2007. Our present excise taxes on sales by our retail segment is presented on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the income statement. All other excise taxes are presented on a net basis in the income statement.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No.154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement is effective for all accounting changes and any error corrections occurring after January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on our financial position or results of operations.

     SEC Staff Guidance – Qualifying Financial Statement Misstatements. During September 2006, the Staff of the U.S. Securities Exchange Commission issued Staff Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. During the fourth quarter of 2006, we adopted this guidance and it had no material impact on our consolidated financial statements.
Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles
Reconciliation of Adjusted EBITDA to amounts reported under generally accepted accounting principles in financial statements.
     Adjusted EBITDA represents earnings before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation, amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items which may vary for different companies for reasons unrelated to overall operating performance. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect the prior claim that minority stockholders have on the income generated by non-wholly-owned subsidiaries;

•	Adjusted EBITDA does not reflect changes in or cash requirements for our working capital needs; and

•	Our calculation of Adjusted EBITDA may differ from the Adjusted EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure.
     Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.
     The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2007, 2006 and 2005, respectively:

	For the Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net income	$103,936	$157,368	$103,988
Minority interest in income of subsidiaries	5,979	8,241	5,792
Income tax expense	46,199	93,968	65,518
Interest expense	47,747	30,658	19,326
Depreciation and amortization	57,403	34,274	20,935
Gain on disposition of assets	(7,206)	(63,255)	(38,591)

Adjusted EBITDA	$254,058	$261,254	$176,968

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosure About Market Risk
     Changes in commodity prices and purchased fuel prices are our primary sources of market risk. Our risk management committee oversees all activities associated with the identification, assessment and management of our market risk exposure.
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
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2007, we held approximately 5.1 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $50.92 per barrel. Market value exceeded carrying value of LIFO costs by $136.8 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $5.1 million.
Interest Rate Risk
     As of December 31, 2007, $535.6 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and 1.5% per annum, respectively. As of December 31, 2007, we had interest rate swap agreements with a notional amount of $150.0 million and fixed interest rates ranging from 4.45% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $3.9 million per year.
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
     The following table provides information about our derivative commodity instruments as of December 31, 2007:

		Wtd Avg
Description	Contract	Purchase	Wtd Avg	Contract
of Activity	Volume	Price	Sales Price	Value	Fair Value	Gain (Loss)
				(in thousands)

Futures-long (Crude)	100,000	94.28	—	9,428	9,598	170
Futures-short (Crude)	(503,000)	—	89.93	(45,236)	(48,278)	(3,042)
Futures-long (Heating Oil)	12,000	104.69	—	1,256	1,332	76

		Wtd Avg
Description	Contract	Purchase	Wtd Avg	Contract
of Activity	Volume	Price	Sales Price	Value	Fair Value	Gain (Loss)
				(in thousands)
Futures-short (Heating Oil)	(146,000)	—	108.49	(15,840)	(16,208)	(368)
Futures-long (RBOB)	37,000	97.14	—	3,594	3,895	301
Futures-short (RBOB)	(353,000)	—	101.32	(35,765)	(37,152)	(1,387)
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Consolidated Financial Statements and Schedule are included as an annex of this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements and Schedule on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.
     The Company acquired Skinny’s, Inc. on June 29, 2007, and management excluded from its assessment of the effectiveness of Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2007, Skinny’s, Inc.’s internal control over financial reporting associated with revenues of 2% and assets of 6% of the respective consolidated amounts of Alon USA Energy, Inc. and subsidiaries as of and for the year ended December 31, 2007. We plan to fully integrate Skinny’s, Inc. into our internal control over financial reporting in 2008.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information concerning our directors set forth under “Corporate Governance Matters — The Board of Directors” in the proxy statement for our 2008 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Business and Properties — Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information set forth under “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements and Schedule, see “Index to Consolidated Financial Statements and Schedule” on page F-1.

(2)	Exhibits:

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Exhibit No.	Description of Exhibit

3.1	Amended Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1 †	Area License Agreement, dated as of June 2, 1993, between Southwest Convenience Stores, Inc. and The Southland Corporation (incorporated by reference to Exhibit 10.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.2 †	Amendment to Area License Agreement and Consent to Assignment, dated as of December 20, 1996, between The Southland Corporation and Permian Basin Investments, Inc. d/b/a Southwest Convenience Stores, Inc. (incorporated by reference to Exhibit 10.2.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.3 †	Amendment No. 2 to Area License Agreement, dated as of August 14, 1997, between Southwest Convenience Stores LLC and The Southland Corporation (incorporated by reference to Exhibit 10.2.2 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.4	Trademark License Agreement, dated as of June 31, 2000, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.3 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.5	First Amendment to Trademark License Agreement, dated as of April 11, 2001, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.4 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.6	Pipeline Lease Agreement, dated as of January 22, 2001, between Chevron Pipe Line Company and Fin-Tex Pipe Line Company (incorporated by reference to Exhibit 10.5 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.7	Pipeline Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.8	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007).

10.9	Contribution Agreement, dated as of January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners – Operating, L.P., T & R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 10.7 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.10	Pipelines and Terminals Agreement, dated as of February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.11	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 5, 2008, SEC File No. 001-32567).

10.12	Amended and Restated Credit Agreement, dated as of January 14, 2004, among Alon USA, Inc., the lenders listed therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.15 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.13	First Amendment, dated as of February 10, 2005, to the Amended and Restated Credit Agreement, dated as of January 14, 2004, among Alon USA, Inc., the lenders listed therein and Credit Suisse First Boston, and the Guarantee and Collateral Agreement, dated as of January 14, 2004, among Credit Suisse First Boston, Alon USA, Inc., the subsidiaries of Alon USA, Inc. identified therein and Alon USA, Inc. (incorporated by reference to Exhibit 10.17 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.14	Second Amendment, dated as of May 6, 2005, to the Amended and Restated Credit Agreement, dated as of January 14, 2004, among Alon USA Energy, Inc., the lenders listed therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.18 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.15	Guarantee and Collateral Agreement, dated as of January 14, 2004, among Credit Suisse First Boston, Alon USA, Inc., the subsidiaries of Alon USA, Inc. identified therein and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.16 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.16	Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.19 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.17	First Amendment, dated as of February 10, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.18	Second Amendment, dated as of June 16, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.19	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 20, 2007, SEC File No. 001-32567).

10.20	Amended Revolving Credit Agreement, dated as of February 15, 2006, among Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 16, 2006, SEC File No. 001-32567).

10.21	Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.22	First Amendment to Amended Revolving Credit Agreement, dated as of August 4, 2006, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 15, 2007 SEC File No. 001-32567).

10.23	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.24	Credit Agreement, dated as of June 6, 2006, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 7, 2006, SEC File No. 001-32567).

10.25	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.26	Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.27	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.28	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.29	Amended and Restated Credit Agreement, dated as of July 26, 2005, among Paramount Petroleum Corporation, Bank of America, N.A. and Société Générale (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.30	First Amendment to Amended and Restated Credit Agreement, dated as of January 26, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.31	Second Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of June 12, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.33	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.34	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2006, among Paramount Petroleum Corporation, Bank of America, N.A., Banc of America Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.35	Sixth Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on December 22, 2006, SEC File No. 001-32567).

10.36	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.37	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 30, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein.

10.38	Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. And Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.39	Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. And Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.40	Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.41*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended on May 4, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.42*	Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended on May 4, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.43*	Executive Employment Agreement, dated as of February 5, 2001, between Joseph A. Concienne, III and Alon USA GP, Inc., as amended on May 4, 2005 (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.44*	Management Employment Agreement, dated as of October 1, 2002, between Harlin R. Dean and Alon USA GP, LLC, as amended on May 4, 2005 (incorporated by reference to Exhibit 10.26 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.45*	Amendment, dated as of October 1, 2003, to the Management Employment Agreement, dated as of October 1, 2002, between Harlin Dean and Alon USA GP, LLC, as amended on May 4, 2005 (incorporated by reference to Exhibit 10.26.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.46*	Amendment to Executive/Management Employment Agreement, dated as of November 7, 2005, between Harlin Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.47*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.48*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K filed by the Company on March 15, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.49*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.50*	Executive Employment Agreement, dated as of August 1, 2003 between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.51*	Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.27 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.52*	Description of 10% Bonus Plan (incorporated by reference to Exhibit 10.28 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.53*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.54*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.55*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.56*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.57*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.58	Liquor License Purchase Agreement, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.59	Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.60*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.61*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.62*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.63	Shareholder Agreement, dated as of July 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.64*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.65	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.41 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.66*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended on June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.42 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.67	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.43 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.68*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended on June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.44 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.69	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.45 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.70*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III, as amended on July 25, 2002 (incorporated by reference to Exhibit 10.46 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.71	Shareholder Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.47 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.72*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III, as amended on July 25, 2002 (incorporated by reference to Exhibit 10.48 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.73	Shareholder Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.49 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.74*	Agreement of Principles of Employment, dated as of July 6, 2005, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.50 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.75*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.76*	Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.77*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.78*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.79*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.80*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.81	Purchase and Sale Agreements, dated as of February 13, 2006, between Alon Petroleum Pipe Line, LP and Sunoco Pipelines, LP, (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 13, 2006, SEC File No. 001-32567).

10.82	Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.83	First Amendment to Stock Purchase Agreement, dated as of June 30, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.84	Second Amendment to Stock Purchase Agreement, dated as of July 31, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.85	Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on May 2, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.86	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 6, 2007, SEC File No. 001-32567).

21.1	Subsidiaries of Alon USA Energy, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     Effective January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Effective December 31, 2006, the Company implemented the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Dallas, Texas
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
     We have audited Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Alon USA Energy, Inc. acquired Skinny’s, Inc. on June 29, 2007, and management excluded from its assessment of the effectiveness of Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2007, Skinny’s, Inc.’s internal control over financial reporting associated with revenues of 2% and assets of 6% of the respective consolidated amounts of Alon USA Energy, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Alon USA Energy, Inc. also excluded an evaluation of the internal control over financial reporting of Skinny’s, Inc.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Dallas, Texas
March 10, 2008

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$68,615	$64,166
Short-term investments	27,296	—
Accounts and other receivables, net	228,987	126,634
Income tax receivable	35,244	—
Inventories	300,689	311,464
Prepaid expenses and other current assets	12,231	12,909

Total current assets	673,062	515,173

Equity method investments	40,092	38,298
Property, plant, and equipment, net	713,592	775,836
Goodwill	105,943	15,317
Other assets	48,697	64,161

Total assets	$1,581,386	$1,408,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$291,339	$202,447
Accrued liabilities	82,184	66,808
Current portion of deferred gain on disposition of assets	8,805	10,400
Current portion of long-term debt	11,154	6,739

Total current liabilities	393,482	286,394

Other non-current liabilities	58,637	65,885
Deferred gain on disposition of assets	33,832	42,299
Long-term debt	525,461	491,930
Deferred income tax liability	166,052	222,415

Total liabilities	1,177,464	1,108,923

Commitments and contingencies (Note 20)
Minority interest in subsidiaries	16,155	9,532

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,808,444 and 46,806,443 shares issued and outstanding at December 31, 2007 and 2006, respectively	468	468
Additional paid-in capital	182,932	181,622
Accumulated other comprehensive loss, net of income tax	(8,135)	(7,816)
Retained earnings	212,502	116,056

Total stockholders’ equity	387,767	290,330

Total liabilities and stockholders’ equity	$1,581,386	$1,408,785

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales (1)	$4,542,151	$3,093,890	$2,330,334
Operating costs and expenses:
Cost of sales	3,999,287	2,627,321	1,990,338
Direct operating expenses	201,196	129,277	93,843
Selling, general and administrative expenses	105,352	86,939	75,046
Depreciation and amortization	57,403	34,274	20,935

Total operating costs and expenses	4,363,238	2,877,811	2,180,162

Gain on disposition of assets	7,206	63,255	38,591

Operating income	186,119	279,334	188,763
Interest expense	(47,747)	(30,658)	(19,326)
Equity earnings of investees	11,177	3,161	1,086
Other income, net	6,565	7,740	4,775

Income before income tax expense and minority interest in income of subsidiaries	156,114	259,577	175,298
Income tax expense	46,199	93,968	65,518

Income before minority interest in income of subsidiaries	109,915	165,609	109,780
Minority interest in income of subsidiaries	5,979	8,241	5,792

Net income	$103,936	$157,368	$103,988

Earnings per share, basic	$2.22	$3.37	$2.61

Weighted average shares outstanding (in thousands)	46,763	46,738	39,889

Cash dividends per share	$0.16	$3.03	$1.96

(1)	Includes excise taxes on sales by the retail segment of $35,808, $29,122, and $33,570 for the years ended December 31, 2007, 2006 and 2005, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Earnings	Total
Balance at January 1, 2005	$350	$8,379	$(2,261)	$65,004	$71,472
Proceeds from sale of common stock, net	118	172,729	—	—	172,847
Dividends	—	—	—	(68,479)	(68,479)
Net income	—	—	—	103,988	103,988
Other comprehensive loss:
Minimum pension liability, net of income tax of $200	—	—	(335)	—	(335)

Total comprehensive income	—	—	—	—	103,653

Balance at December 31, 2005	468	181,108	(2,596)	100,513	279,493
Stock compensation expense	—	514	—	—	514
Dividends	—	—	—	(141,825)	(141,825)
Net income	—	—	—	157,368	157,368
Other comprehensive loss:
Minimum pension liability, net of income tax of $315	—	—	(558)	—	(558)

Total comprehensive income					156,810

Adjustment to initially apply FASB Statement No. 158, net of tax of $2,631	—	—	(4,662)	—	(4,662)

Balance at December 31, 2006	468	181,622	(7,816)	116,056	290,330
Stock compensation expense	—	1,310	—	—	1,310
Dividends	—	—	—	(7,490)	(7,490)
Net income	—	—	—	103,936	103,936
Other comprehensive income (loss):
Defined benefit pension plans, net of income tax of $958	—	—	1,631	—	1,631
Fair value of interest rate swap, net of tax of $1,050	—	—	(1,950)	—	(1,950)

Total comprehensive income					103,617

Balance at December 31, 2007	$468	$182,932	$(8,135)	$212,502	$387,767

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006		2005
Cash flows from operating activities:
Net income	$103,936		$157,368	$103,988
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,403		34,274	20,935
Stock compensation	2,264		2,445	2,336
Deferred income tax expense	(2,984)		8,264	16,646
Minority interest in income of subsidiaries	5,979		8,241	5,792
Equity earnings of investees (net of dividends)	(1,876)		(739)	—
Gain on disposition of assets	(7,206)		(63,255)	(38,591)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(144,068)		68,900	(20,201)
Inventories	16,715		(20,490)	148
Prepaid expenses and other current assets	794		9,639	(2,107)
Other assets	9,654		26,217	1,279
Accounts payable	82,141		(88,664)	52,895
Accrued liabilities	8,312		(13,787)	(2,718)
Other non-current liabilities	(7,114)		14,564	(2,507)

Net cash provided by operating activities	123,950		142,977	137,895

Cash flows from investing activities:
Capital expenditures	(42,204)		(39,832)	(23,034)
Capital expenditures for turnarounds and catalysts	(9,842)		(3,940)	(12,041)
Proceeds from disposition of assets	—		68,009	118,000
Sale (purchase) of short-term investments, net	(27,296)		185,320	(185,320)
Acquisition of Skinny’s, Inc. stock	(75,329)		—	—
Acquisition of assets from Good Time stores	—		(27,024)	—
Acquisition of Paramount Petroleum Corporation stock	7,417		(504,655)	—
Acquisition of assets from Edgington Oil Company	—		(98,762)	—
Dividends from investment in HEP (net of equity earnings in HEP)	—		—	531
Minority interest shares purchased	—		(186)	(5,098)

Net cash used in investing activities	(147,254)		(421,070)	(106,962)

Cash flows from financing activities:
Proceeds from sale of common stock, net	—		—	172,459
Dividends paid to minority interest shareholders	(468)		(7,968)	(6,134)
Dividends paid to shareholders	(7,490)		(141,825)	(68,479)
Deferred debt issuance costs	(2,235)		(11,047)	—
Revolving credit facilities, net	—		19,798	—
Additions to long-term debt	46,334		500,000	2,936
Payments on long-term debt	(8,388)		(153,519)	(58,252)

Net cash provided by financing activities	27,753		205,439	42,530

Net increase (decrease) in cash and cash equivalents	4,449		(72,654)	73,463
Cash and cash equivalents, beginning of period	64,166		136,820	63,357

Cash and cash equivalents, end of period	$68,615		$64,166	$136,820

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$48,686		$20,301	$18,736

Cash paid for income tax	$91,781		$83,291	$44,523

Non-cash activities:
Investing activity — receipt of Class B HEP subordinated units as proceeds from disposition of assets	$—	$	— $	30,000

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
     Refining and Marketing Segment. Alon’s refining and marketing segment includes three sour and heavy crude oil refineries located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”). These three refineries have a combined throughput capacity of approximately 158,000 barrels per day (“bpd”). At these refineries Alon refines crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western United States.
     Alon markets transportation fuels produced at its Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona, which Alon refers to as its “physically integrated system” because it supplies its FINA-branded and unbranded distributors in this region with motor fuels produced at its Big Spring refinery and distributed through a network of pipelines and terminals which are either owned or accessed through leases or long-term throughput agreements. Alon’s physically integrated system includes more than 625 of the approximate 1,080 FINA-branded retail sites that Alon supplies, including its retail segment convenience stores. The refining and marketing segment also markets motor fuels in East Texas, which is referred to as the non-integrated system because Alon supplies branded and unbranded distributors in this region with motor fuels Alon obtained from third parties.
     Alon markets refined products produced at its California refineries on an unbranded basis to wholesale distributors, other refiners and third parties primarily on the West Coast.
     Asphalt Segment. Alon’s asphalt segment markets asphalt produced at its three refineries and is transferred to the asphalt segment at prices which is intended to approximate wholesale market prices. The asphalt segment also conducts operations at and markets asphalt produced by Alon’s fourth refinery located in Willbridge, Oregon. The Willbridge refinery is an asphalt topping refinery and has a crude oil throughput capacity of 12,000 bpd. The Willbridge refinery processes primarily heavy crude oils with approximately 70% of its production sold as asphalt products.
     Alon’s asphalt segment markets asphalt through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and 50% interest in Wright Asphalt Products Company, LLC (“Wright”) which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks.
     Retail Segment. Alon’s retail segment operates 307 owned and leased convenience store sites located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through Alon’s retail segment is supplied by Alon’s Big Spring refinery.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (2) Summary of Significant Accounting Policies
     (a) Basis of Presentation
     The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Minority interest in Alon’s subsidiaries is reported separately in the consolidated balance sheets. Minority interest in income of subsidiaries is reported net of income taxes and after elimination of significant intercompany transactions.
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
     (c) Revenue Recognition
      Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).
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
     (d) Cost Classifications
     Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes cost of sales for motor fuels and for merchandise. Motor fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated motor fuel taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of goods excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
     Direct operating expenses, which relate to Alon’s refining and marketing and asphalt segments, include costs associated with the actual operations of the refineries and terminals, such as energy and utility costs, routine

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred. All operating costs associated with Alon’s crude oil and product pipelines are considered to be transportation costs and are reflected in cost of sales in the consolidated statements of operations.
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
     (f) Short-Term Investments
     Short-term investments primarily consist of highly-rated variable rate demand notes (“VRDN”). Although VRDNs may have long-term stated maturities, generally 10 to 30 years, Alon has designated these securities as available-for-sale and has classified them as current because it views them as available to support its current operations. VRDNs may be redeemed at par on one business day’s notice to the remarketing agent or on seven calendar days to the issuer. These securities are carried at cost, which approximates market value.
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
     (h) Inventories
     Crude oil, refined products and blendstocks for the refining and marketing segment and asphalt for the asphalt segment are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined products, asphalt and blendstock inventories in excess of market value are charged to cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Materials and supplies are stated at average cost. Cost for the retail segment merchandise inventories is determined under the retail inventory method and cost for retail segment fuel inventories is determined under the first-in, first-out (“FIFO”) method.
     (i) Hedging Activity
     All derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at their fair value. Alon considers all commodity forwards, futures, and option contracts to be part of its risk management strategy. Alon has elected not to designate these commodity contracts as cash flow hedges for financial accounting purposes. Accordingly, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in current cost of sales.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Alon has designated interest rate derivatives as cash flow hedges for financial accounting purposes. Accordingly, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of other comprehensive income in the consolidated statements of stockholders’ equity and is then recorded as interest expense in the consolidated statements of operations in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized as interest expense as incurred.
     (j) HEP Investment
     The investment in Holly Energy Partners, LP (“HEP”) consists of 937,500 of subordinated class B limited partnership units in HEP and is accounted for under the equity method. These units may be converted into common units after March 2010, or before as described in the limited partnership agreement. The fair market value of 937,500 HEP common units as of December 31, 2007 was $41,016.
     (k) Property, Plant, and Equipment
     The carrying value of property, plant, and equipment includes the fair value of the asset retirement obligation and have been reflected in the consolidated balance sheets at cost, net of accumulated depreciation.
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
     (m) Asset Retirement Obligations
     Alon uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset (Note 12).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Retirement Obligations (“FIN 47”), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated. Alon adopted FIN 47 at the end of fiscal 2005. The impact of adoption had no effect on Alon’s consolidated financial statements as all such asset retirement activities were included in Alon’s asset retirement obligation under SFAS No. 143.
     (n) Turnarounds and Chemical Catalyst Costs
     Alon records the cost of planned major refinery maintenance, referred to as turnarounds, and chemical catalyst used in the refinery process units, which are typically replaced in conjunction with planned turnarounds, in “other assets” in the consolidated balance sheets. Turnaround and catalyst costs are currently deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. The amortization of deferred turnaround and chemical catalyst costs are presented in “depreciation and amortization” in the consolidated statements of operations.
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
     (p) Stock-Based Compensation
     Alon uses the grant date fair-value based method for calculating and accounting for stock-based compensation as required in SFAS No. 123R, Share-Based Payment. As a private company, Alon used the minimum value method for calculating the fair value impact of SFAS No. 123, Accounting for Stock-Based Compensation. Alon applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased or forfeited after January 1, 2006. Alon applied the modified prospective transition method to any unvested stock-based awards issued after its initial public offering (“IPO”). The adoption of SFAS No. 123R did not have a significant effect on Alon’s financial position or results of operations.
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
     Stock compensation expense is presented as selling, general and administrative expenses in the consolidated statements of operations (Note 19).
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
     (s) Other Comprehensive Income
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as defined benefit pension plan adjustments and gains and losses related to certain derivative instruments. The balance in other comprehensive loss, net of tax reported in the consolidated statements of stockholder’s equity consists of defined benefit pension plan and fair value of interest rate swap adjustments.
     (t) Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.
     SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and postretirement plan as an asset or a liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. Alon adopted the funded status recognition and related disclosure requirements of SFAS No. 158 as of December 31, 2006, and measured the funded status of the defined benefit plans as of that date.
     The effect of applying SFAS No. 158 on individual categories in the consolidated balance sheet as of December 31, 2006 was as follows:

	Before Application		After Application
	of Statement 158	Adjustments	of Statement 158
Accrued benefit liability	$6,732	$7,318	$14,050
Deferred income taxes	1,897	2,631	4,528
Accumulated other comprehensive income	3,154	4,662	7,816

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (u) Commitments and Contingencies
     Liabilities for loss contingencies, including environmental remediation costs not within the scope of SFAS No. 143, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.
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
     (w) New Accounting Standards and Disclosures
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141(R) requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination be recorded at “full fair value.”  SFAS No. 141(R) applies to all business combinations, including combinations by contract alone.  SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008 and earlier application is prohibited.  SFAS No. 141(R) will be applied to business combinations occurring after the effective date.
     In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity.  SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS No. 157 is not expected to materially affect Alon’s financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Alon does not expect the adoption of SFAS No. 159 to have a material effect on its results of operations or financial position.

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
     In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3; How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. Alon adopted the consensus on January 1, 2007. Alon’s present excise taxes on sales by Alon’s retail segment is presented on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the income statement. All other excise taxes are presented on a net basis in the income statement.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement is effective for all accounting changes and any error corrections occurring after January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on Alon’s financial position or results of operations.
     SEC Staff Guidance – Qualifying Financial Statement Misstatements. During September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. During the fourth quarter of 2006, Alon adopted this guidance and it had no material impact on the consolidated financial statements.
     (x) Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current presentation.
     (3) Initial Public Offering of Alon
     On August 2, 2005, Alon USA Energy, Inc. completed an IPO of 11,730,000 shares of its common stock at a price of $16.00 per share for an aggregate offering price of $187,680. Alon received approximately $172,158 in net proceeds from the initial public offering after payment of expenses, underwriting discounts and commissions of approximately $15,522. The initial public offering represented the sale of a 25.1% interest in Alon.
     Alon’s use of proceeds from the initial public offering included the distribution of dividends to pre-offering stockholders of record, the prepayment of debt and general corporate purposes (Notes 14 and 17).
     (4) Acquisitions
          Skinny’s Acquisition
     On June 29, 2007, Alon completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70,200 plus adjustments of $5,129 for working capital and debt. The total consideration was $75,329 after certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon markets motor fuels sold at these stores under the FINA brand and primarily supplies such fuels from its Big Spring refinery.
     In conjunction with the Skinny’s, Inc. acquisition, Alon completed a borrowing of $46,167 on June 29, 2007 under its Amended Wachovia Credit Facility (Note 14).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The purchase price has been preliminarily allocated as set forth below based on estimated fair values of the assets acquired and goodwill assumed at the date of acquisition.

Cash paid, net of unrestricted cash acquired	$74,787
Transaction costs	542

Total Purchase Price	$75,329

     The purchase price was preliminarily allocated as follows:

Current assets, net of unrestricted cash acquired	$7,002
Property, plant and equipment	43,684
Other assets	771
Goodwill	34,471
Intangibles	827
Current liabilities	(10,483)
Other non-current liabilities	(943)

Total Purchase Price	$75,329

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Alon’s expected discounted future value of cash flows and additional sales were the primary factors contributing to the recognition of goodwill.
     Pipeline Acquisition
     On June 29, 2007, Alon purchased a crude oil and unfinished products pipeline system from Kinder Morgan, Inc. known as the “Black Oil System” for a purchase price of $4,500. The Black Oil System includes approximately 6 miles of active and 13 miles of inactive pipelines in the Long Beach, California area.
     Paramount Acquisition
     On August 4, 2006, Alon completed the purchase of the stock of Paramount Petroleum Corporation. Paramount Petroleum Corporation’s assets included two refineries, located in Paramount, California and Willbridge, Oregon, with a combined refining capacity of 66,000 bpd of heavy crude oil and seven asphalt terminals, other than the refineries’ terminals, located in Richmond Beach, Washington; Elk Grove and Mojave, California; Phoenix, Fredonia, and Flagstaff, Arizona; and Fernley, Nevada (50% interest) and a 50% interest in Wright. Wright specializes in patented tire rubber modified asphalt products that are provided in six terminals.
     The Paramount Petroleum Corporation purchase price has been allocated based on an independent appraisal of the assets acquired and the liabilities assumed at the July 31, 2006 effective date of the acquisition.

Cash paid, less unrestricted cash acquired	$493,639
Transaction costs	3,599

Total Purchase Price	$497,238

     The purchase price was allocated as follows:

Current assets, net of unrestricted cash acquired	$323,736
Property, plant and equipment	387,646
Deferred charges and other assets	16,905
Equity method investments	14,259
Intangibles	2,700
Goodwill	56,319
Current liabilities	(166,667)
Deferred income tax liability	(101,923)
Other liabilities	(35,737)

Total Purchase Price	$497,238

Alon retired all of the Paramount Petroleum Corporation debt at the closing of the acquisition.
     Significant changes made from the preliminary December 31, 2006 purchase price allocation include a decrease of $111,533 to refining facilities. The decrease to refining facilities, net of a change in deferred tax liabilities, resulted in goodwill in the amount of $76,758. The assets were originally allocated a higher value and have since been adjusted based upon receiving the final analysis of the independent appraiser. Additionally, the purchase price settlement of certain post closing adjustments was finalized in October 2007 resulting in amounts due to Alon of $7,250 which was recorded as a reduction to goodwill. Also, $13,189 of tax related adjustments were also recorded that decreased goodwill and the deferred tax liability.
Unaudited Pro Forma Financial Information
     The consolidated statements of operations include the results of the Paramount Petroleum Corporation acquisition from August 1, 2006. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of Paramount Petroleum Corporation occurred on January 1, 2005;

•	$400,000 of term debt was incurred on January 1, 2005 to fund the acquisition and to repay the existing Paramount Petroleum Corporation debt; and

•	Depreciation expense was higher beginning January 1, 2005 based upon the revaluation of estimated asset values as of that date.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The unaudited pro forma financial information is not necessarily indicative of the results that would have been obtained had the transaction actually occurred on January 1, 2005 or the results of future operations (in thousands, except per share amounts):

	Year Ended
	December 31,
	2006	2005
	(pro forma)	(pro forma)
Net sales	$3,954,140	$3,534,042
Operating income	288,789	180,912
Net income	152,735	81,925
Earnings per share, basic	$3.27	$2.05

Good Time Stores Acquisition
     On July 3, 2006, Alon completed the purchase of 40 retail stores from Good Time Stores in El Paso, Texas. There have been no changes to the purchase price allocation subsequent to the filing of the 2006 Form 10-K.
Edgington Acquisition
     On September 28, 2006, Alon completed the acquisition of Edgington Oil Company, a heavy crude oil refining company located in Long Beach, California. The acquisition included Edgington Oil Company’s topping refinery with a nameplate capacity of approximately 40,000 bpd. There have been no changes to the purchase price allocation subsequent to the filing of the 2006 Form 10-K.
     (5) Contribution and Sale of Pipelines and Terminals
     HEP Transaction. On February 28, 2005, Alon completed the contribution of the Fin-Tex, Trust and River product pipelines, the Wichita Falls and Abilene product terminals and the Orla tank farm to Holly Energy Partners, LP (“HEP”). In exchange for this contribution, which is referred to as the HEP transaction, Alon received $120,000 in cash, prior to closing costs of approximately $2,000, and 937,500 subordinated Class B limited partnership units of HEP (“Units”).
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
     The entire cash consideration of $120,000 was financed by high-yield debt issued by HEP with a 10-year maturity (“HEP Debt”). Alon Pipeline Logistics, LLC, a majority-owned subsidiary of Alon (“Alon Logistics”) entered into an agreement with the general partner of HEP providing for Alon Logistics to indemnify the general partner for cash payments such general partner has to make toward satisfaction of the principal or interest under the HEP Debt following a default by HEP (provided that such cash payments exceed the difference between the amount of HEP Debt over the indemnity amount). The initial indemnity amount was limited to the lower of (a) $110,850 or (b) the outstanding amount of HEP Debt. The indemnity terminates at such time as Alon Logistics no longer holds any HEP units and subject to other terms described in the indemnification agreement. The indemnification amount may be reduced from time to time per terms described in the indemnification agreement. The indemnification obligation is specific to Alon Logistics and does not extend to other Alon entities, even if the HEP units are transferred to such other entities. The fair value of this debt guarantee of $702 is recorded in other non-current liabilities in the December 31, 2007 consolidated balance sheet.
     The HEP transaction was recorded as a partial sale for accounting purposes resulting in a pre-tax gain of $102,461, net of transaction costs and the fair value of the indemnity to the general partner of HEP. Alon recognized an initial pre-tax gain of $26,742. The remaining $75,719 of the gain was deferred. As the HEP units received in the transaction are accounted for under the equity method of accounting for investments in limited partnerships, $6,715 of the pro rata gain was deferred and subtracted from the carrying value of the investment in the HEP units. The remaining deferred gain will be recognized as the indemnification obligation is reduced, over a period of approximately 12 years or less depending on circumstances described in the indemnification agreement. Alon exercised its rights under the indemnification agreement to reduce the indemnity amount by $10,000, resulting in an additional gain of $6,499, and a corresponding decrease in the deferred gain balance. The deferred gain is recorded $8,805 as a current liability and $33,832 as a long-term liability in the December 31, 2007 consolidated balance sheet.
     Amdel and White Oil Transaction. On March 1, 2006, Alon sold its Amdel and White Oil crude oil pipelines, which had been inactive since December 2002, to an affiliate of Sunoco, Inc. (“Sunoco”), for total consideration of approximately $68,000. Alon recognized a $52,500 pre-tax gain on disposition of assets in connection with this transaction in 2006.
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
     (a) Refining and Marketing Segment
     Alon’s refining and marketing segment includes three sour and heavy crude oil refineries located in Big Spring, Texas, and the California refineries. At these refineries Alon refines crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
primarily in the South Central, Southwestern and Western regions of the United States. In addition, finished products are acquired through exchange agreements and third-party suppliers. Alon primarily markets gasoline and diesel under the FINA brand name, through a network of approximately 1,080 locations. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties.
     (b) Asphalt
     Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included as total assets in the asphalt segment data.
     (c) Retail Segment
     Alon’s retail segment operates 307 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through Alon’s retail segment is supplied by Alon’s Big Spring refinery.
     (d) Corporate
     Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
     Segment data as of and for the years ended December 31, 2007, 2006 and 2005 is presented below.

	Refining and
Year ended December 31, 2007	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$3,417,417	$642,937	$481,797	$—	$4,542,151
Intersegment sales/purchases	710,736	(502,924)	(207,812)	—	—
Depreciation and amortization	46,628	2,145	7,724	906	57,403
Operating income (loss)	185,385	(1,671)	3,834	(1,429)	186,119
Total assets	1,128,751	238,423	194,284	19,928	1,581,386
Turnaround, chemical catalyst and capital expenditures	39,340	2,167	8,968	1,571	52,046

	Refining and
Year ended December 31, 2006	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$2,352,763	$389,634	$351,493	$—	$3,093,890
Intersegment sales/purchases	392,180	(245,434)	(146,746)	—	—
Depreciation and amortization	24,961	2,247	5,453	1,613	34,274
Operating income (loss)	268,105	11,171	2,182	(2,124)	279,334
Total assets	1,154,958	144,871	98,649	10,307	1,408,785
Turnaround, chemical catalyst and capital expenditures	31,680	3,156	8,748	188	43,772

	Refining and
Year ended December 31, 2005	Marketing	Asphalt	Retail	Corporate	Total
Net sales to external customers	$1,888,887	$114,910	$326,537	$—	$2,330,334
Intersegment sales/purchases	249,747	(104,327)	(145,420)	—	—
Depreciation and amortization	14,330	134	4,557	1,914	20,935
Operating income (loss)	204,816	(16,573)	2,925	(2,405)	188,763
Total assets	657,991	18,759	69,794	12,236	758,780
Turnaround, chemical catalyst and capital expenditures	30,951	170	3,484	470	35,075

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
     Total assets of each segment consist of net property, plant and equipment, inventories, short-term investments, cash and cash equivalents, accounts and other receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (7) Derivatives and Hedging Activities
     (a) Fair Value of Financial Instruments
     The carrying amounts of Alon’s cash and cash equivalents, short-term investments, receivables, payables and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
     (b) Derivative Financial Instruments
     Commodity Derivatives
     Alon selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Alon does not speculate using derivative instruments. Alon has elected not to designate commodity derivatives as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of the commodity derivatives are included in income in the period of the change. There is not a significant credit risk on Alon’s derivative instruments which are transacted through counterparties meeting established collateral and credit criteria. Crude oil and refined product forward contracts are used to manage price exposure associated with transactions to supply crude oil to the refineries and to the sale of refined products.
     At December 31, 2007, Alon held futures contracts for net sales of 403,000 barrels of crude oil, net sales of 134,000 barrels of gasoline and net sales of 316,000 barrels of heating oil at an average price of $96.79 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $4,250 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2007.
     At December 31, 2006, Alon held net forward contracts for purchases of 10,000 barrels of refined products at an average price of $67.44. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $4 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2006.
     At December 31, 2006, Alon also held net futures contracts for purchases and sales of 150,000 barrels of crude oil, 175,000 barrels of refined products and 90,000 barrels of heating oil at an average price of $68.16 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $252 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2006.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Interest Rate Derivatives
     Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt.
     As of December 31, 2007, Alon had interest rate swap agreements with a notional amount of $150,000 and fixed interest rates ranging from 4.45% to 4.75%. All of these swaps were accounted for as cash flow hedges. To designate a derivative as a cash flow hedge, Alon documents at the hedge’s inception the assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. If, during the derivative’s term, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as interest expense when the underlying transaction occurs.
     For the year ended December 31, 2007, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
      For cash flow hedges, gains and losses reported in accumulated other comprehensive income in the consolidated statements of stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the year ended December 31, 2007, Alon recognized in accumulated other comprehensive income unrealized after-tax losses of $1,950 for the fair value measurement of the interest rate swaps. For the year ended December 31, 2007, there were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
     There were no interest rate swap agreements during the years ended 2006 and 2005.
     (8) Accounts Receivable
     Financial instruments that potentially subject Alon to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the credit quality of Alon’s customer base and the large number of customers comprising Alon’s customer base. Alon performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Alon’s allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets. The balance in the allowance account was $1,594 and $2,006 at December 31, 2007 and 2006, respectively. No sales to a single customer accounted for more than 10% of Alon’s net sales for any year in the three-year period ended December 31, 2007.
     (9) Inventories
     Alon’s inventories are stated at the lower of cost or market. Cost is determined under the LIFO method for crude oil, refined products, asphalt and blendstock inventories. Materials and supplies are stated at average cost. Cost for convenience store merchandise inventories is determined under the retail inventory method and cost for convenience store fuel inventories is determined under the FIFO method.
     Carrying value of inventories consisted of the following:

	December 31,
	2007	2006
Crude oil, refined products, asphalt and blendstocks	$261,816	$280,212
Materials and supplies	12,789	12,161
Store merchandise	18,197	15,905
Store fuel	7,887	3,186

Total inventories	$300,689	$311,464

     Crude oil, refined products, asphalt and blendstock inventories totaled 5,140 barrels and 5,269 barrels as of December 31, 2007 and 2006, respectively. A reduction of inventory volumes during 2007 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $4,601 in 2007.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $136,755 and $26,924 at December 31, 2007 and 2006, respectively.
     (10) Property, Plant, and Equipment, Net
     Property, plant, and equipment consisted of the following:

	December 31,
	2007	2006
Refining facilities	$645,653	$730,036
Pipelines and terminals	45,158	40,108
Retail	131,556	78,722
Other	12,271	10,700

Property, plant and equipment, gross	834,638	859,566
Less accumulated depreciation	(121,046)	(83,730)

Property, plant and equipment, net	$713,592	$775,836

     The useful lives on depreciable assets used to determine depreciation expense were as follows:

Refining facilities	3 - 20 years; average 18 years
Pipelines and terminals	5 - 25 years; average 23 years
Retail	5 - 40 years; average 18 years
Other	3 - 15 years; average 5 years
     Alon capitalized interest of $927 for the year ended December 31, 2005. No interest was capitalized for the years ended December 31, 2007 and 2006, respectively.
     Refining facilities decreased in 2007 primarily from an adjustment to the Paramount Petroleum Corporation purchase price allocation. (Note 4)
     (11) Other Assets
     Other assets consisted of the following:

	December 31,
	2007	2006
Deferred turnaround, chemical catalyst cost	$9,232	$12,797
Environmental receivables	9,425	11,853
Deferred debt issuance costs	11,286	10,769
Intangible assets	7,488	20,696
Other	11,266	8,046

Total other assets	$48,697	$64,161

     In connection with the acquisition of the refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. Such indemnification is limited to an aggregate of $20,000 over a ten-year period. Annual indemnification is limited to a ceiling of $5,000 except that the ceiling may be increased by the amount (up to $5,000) in cases by which the previous year’s ceiling exceeded actual costs. FINA retains liability for third-party claims received within ten years of the acquisition alleging personal injury or property damage resulting from FINA’s use of the acquired assets prior to the acquisition. Alon’s management does not expect expenditures for remediation of existing contamination to exceed the indemnification limitations. Alon also has insurance coverage for amounts in excess of $20,000, up to $40,000 during the ten-year indemnification period. Accordingly, at December 31, 2007 and 2006, Alon has recorded a

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
current receivable of $1,500 and $1,750 and a non-current receivable of $1,218 and $2,031 from FINA, respectively, and corresponding accrued environmental liabilities (Note 20). Paramount Petroleum Corporation also has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded $8,207 and $9,822 as a non-current receivable at December 31, 2007, and 2006, respectively. Paramount’s current receivable is $1,615 at December 31, 2007. Paramount had no current receivable at December 31, 2006.
     Debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of debt issuance costs was $1,675, $990 and $1,883 for the years ended December 31, 2007, 2006 and 2005, respectively, and is recorded as interest expense in the consolidated statements of operations.
     (12) Accrued Liabilities
     Current accrued liabilities and other non-current liabilities at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Accrued Liabilities — Current:
Taxes other than income taxes, primarily excise taxes	$21,026	$19,666
Income taxes payable	—	8,878
Employee costs	6,853	4,373
Other	54,305	33,891

Total accrued liabilities	$82,184	$66,808

Accrued Liabilities — Non-Current:
Pension and other postemployment benefit liabilities, net (Note 13)	$14,137	$18,678
Environmental accrual (Note 20)	34,992	38,349
Asset retirement obligation	7,378	6,216
Other	2,130	2,642

Total other non-current liabilities	$58,637	$65,885

     Alon adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003. SFAS No. 143 requires that Alon record the fair value of liability associated with an asset retirement obligation. No additional accrual was recorded under FIN 47.
     Alon has asset retirement obligations with respect to its refineries due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is Alon’s practice and intent to continue to maintain these assets and make improvements based on technological advances. When a date or range of dates can reasonably be estimated for the retirement of these assets or any component part of these assets, Alon will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
     Alon has recorded asset retirement obligations for the removal of underground storage tanks and the removal of brand signage at Alon’s owned and leased retail sites. The asset retirement obligation for storage tank removal on leased retail sites is accreted over the expected life of the underground storage tank which approximates the average retail site lease term.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
Balance at beginning of year	$6,216	$2,211
Accretion expense	377	145
Additional accretion due to change in risk free interest rate	—	394
Retirements	(52)	(124)
Additions	837	3,590

Balance at end of year	$7,378	$6,216

Approximately $837 and $3,524 of the additions relates to the acquisitions in 2007 and 2006, respectively (Note 4).
     (13) Employee and Postretirement Benefits
          (a) Retirement Plans
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
     The measurement dates used to determine pension benefit measures for the pension plan is December 31, 2007 and 2006. Financial information related to Alon’s pension plans is presented below.

	Pension Benefits
	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$45,172	$39,100
Service cost	1,979	1,867
Interest cost	2,568	2,325
Plan participants contributions	—	—
Plan amendments	—	(1,033)
Actuarial loss (gain)	(3,200)	3,713
Benefits paid	(1,110)	(800)

Projected benefit obligations at end of year	$45,409	$45,172

Change in plan assets:
Fair value of plan assets at beginning of year	31,122	24,677
Actual gain on plan assets	1,317	4,410
Employer contribution	3,995	2,835
Plan participants contributions	—	—
Benefits paid	(1,110)	(800)

Fair value of plan assets at end of year	$35,324	$31,122

Reconciliation of funded status:
Fair value of plan assets at end of year	$35,324	$31,122
Less projected benefit obligations at end of year	45,409	45,172

Under-funded status at end of year	$(10,085)	$(14,050)

     The pre-tax amounts related to our defined benefit plans recognized in our consolidated balance sheets as of December 31, 2007 and 2006 were as follows:

	Pension Benefits
	2007	2006
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(10,085)	$(14,050)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2007 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2007	2006
Net actuarial loss	$(10,612)	$(12,769)
Prior service (costs)/credit	957	525

Total	$(9,655)	$(12,244)

     As of December 31, 2007 and 2006, the accumulated benefit obligation for each of Alon’s pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	December 31,
	2007	2006
Projected benefit obligation	$45,409	$45,172
Accumulated benefit obligation	40,346	37,854
Fair value of plan assets	35,324	31,122
     The weighted-average assumptions used to determine benefit obligations at December 31, 2007, 2006 and 2005 were as follows:

	Pension Benefits
	2007	2006	2005
Discount rate	6.46%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%
     The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension Benefits
	2007	2006	2005
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%	3.00%
     Alon’s overall expected long-term rate of return on assets is 9.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods are as follows:

	Pension Benefits
	Year Ended December 31
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$1,979	$1,867	$1,694
Interest cost	2,568	2,325	2,068
Amortization of prior service costs	(41)	63	27
Expected return on plan assets	(2,809)	(2,371)	(1,996)
Recognized net actuarial loss	766	573	544

Net periodic benefit cost	$2,463	$2,457	$2,337

     Plan Assets
     The weighted-average asset allocation of Alon’s pension benefits at December 31, 2007 and 2006 was as follows:

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)

	Pension Benefits
	Plan Assets
	2007	2006
Asset Category:
Equity securities	77.0%	76.0%
Debt securities	14.0%	13.0%
Real estate investment trust	9.0%	11.0%

Total	100.0%	100.0%

     The investment policies and strategies for the assets of Alon’s pension benefits is to, over a five year period, provide returns in excess of the benchmark. The portfolio is expected to earn long-term returns from capital appreciation and a stable stream of current income. This approach recognizes that assets are exposed to price risk and the market value of the plans’ assets may fluctuate from year to year. Risk tolerance is determined based on Alon’s specific risk management policies. In line with the investment return objective and risk parameters, the plans’ mix of assets includes a diversified portfolio of equity, fixed-income and real estate investments. Equity investments include domestic and international stocks of various sizes of capitalization. The asset allocation of the plan is reviewed on at least an annual basis.
     Cash Flows
     Alon contributed $3,995 and $2,835 to the pension plan for the years ended December 31, 2007 and 2006, respectively, and expects to contribute $4,265 to the pension plan in 2008. There were no employee contributions to the plans.
     The benefits expected to be paid in each year 2008 — 2012 are $1,361; $1,739; $1,566; $1,695, and $1,853, respectively. The aggregate benefits expected to be paid in the five years from 2013 — 2017 are $13,500. The expected benefits are based on the same assumptions used to measure Alon’s benefit obligation at December 31, 2007 and include estimated future employee service.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.
     SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or a liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. Alon adopted the funded status recognition and related disclosure requirements of SFAS No. 158 as of December 31, 2006, and measured the funded status of the defined benefit plans as of that date.
     The effect of applying SFAS No. 158 on individual lines in the consolidated balance sheet as of December 31, 2006 was as follows:

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Accrued benefit liability	$6,732	$7,318	$14,050
Deferred income taxes	1,897	2,631	4,528
Accumulated other comprehensive income	3,154	4,662	7,816

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Alon sponsors a 401(k) plan in which employees of Alon’s retail segment may participate by contributing up to 15% of their pay after completing one year of service. Alon matches from 25% to 75% of the employee contribution, depending on the employee’s years of service. This match is limited to 6% of employee pay with full vesting of matching and contributions occurring after five years of service. Alon’s contribution for the years ended December 31, 2007 and 2006 was $158 and $125, respectively.
     For West Coast employees, Alon has a 401(k) savings plan available to all employees who are at least 19 years of age and have been employed at least one year. Participants may contribute a minimum of 2% up to a maximum of 18% of base pay subject to limits established by the Internal Revenue Service. Alon matches 100% of individual participant contributions based on the first 6% of compensation. Alon’s contribution for the years ended December 31, 2007 and 2006 was $1,540 and $546, respectively.
          (b) Postretirement Medical Plan
     In addition to providing pension benefits, Alon adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who meet eligibility requirements in the plan documents. The health care benefits in excess of certain limits are insured. The accrued benefit liability reflected in the consolidated balance sheet was $4,052 and $4,284 at December 31, 2007 and 2006, respectively, related to this plan.
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
     As of December 31, 2007, the total accumulated postretirement benefit obligation under the postretirement medical plan was $1,666.
     (14) Long-Term Debt
     Long-term debt consisted of the following:

	December 31,
	2007	2006
Term loan credit facility	$443,250	$447,750
Revolving credit facilities	—	—
Retail credit facilities	93,365	50,919

Total debt	536,615	498,669
Less current portion	(11,154)	(6,739)

Total long-term debt	$525,461	$491,930

     (a) Credit Suisse Credit Facility
     On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington Oil Company. The loans

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of 1% per annum are to be paid in quarterly installments. At December 31, 2007, the outstanding balance of this loan was $443,250.
     The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of our retail subsidiaries.
     Alon may, from time to time, request an additional $100,000 of term loans provided that the sum of the additional loans and the then outstanding loans under the Credit Suisse Credit Facility does not exceed $550,000.
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
     (b) Revolving Credit Facilities
     Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York, or Israel Discount Bank, acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The current size of the facility is $220,000.
     The IDB Credit Facility was amended on February 28, 2007 to extend the term of the revolving credit period through January 2010, to reduce existing borrowing costs and letter of credit fees, and to alter certain restrictive covenants (absent a default or event of default), including limitations on incurrence of debt, distribution of dividends and investment activities and eliminated certain financial covenants and requirements. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), and those of Alon’s retail subsidiaries and (ii) a second lien on its fixed assets excluding assets held by Alon Holdings and Alon’s retail subsidiaries.
     There were no borrowings outstanding under the IDB Credit Facility at December 31, 2007 and 2006. As of December 31, 2007 and 2006, Alon had $113,490 and $102,119, respectively, of outstanding letters of credit under the IDB Credit Facility.
     Bank of America Credit Facility. In conjunction with Alon’s acquisition of Paramount Petroleum Corporation, Alon Holdings, a subsidiary of Alon, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A., as Agent, and a group of financial institutions secured by the assets of Paramount Petroleum Corporation. Borrowings under the Bank of America Initial Credit Facility were limited to up to $215,000, consisting of revolving loans and letters of credit. There were no borrowings outstanding under the Bank of America Initial Credit Facility at December 31, 2006 and outstanding letters of credit were approximately $75,472.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     On February 28, 2007, Paramount entered into an amended and restated credit agreement (“Paramount Credit Facility”) with Bank of America N.A. as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowing availability under the Paramount Credit Facility is limited at any time to the lesser of $300,000 or the amount of the borrowing base under the facility. At December 31, 2007, the borrowing base under the Paramount Credit Facility was $369,282. Amounts borrowed under the Paramount Credit Facility accrue interest at the London Interbank Offering Rate (LIBOR) plus a margin based on excess availability. Based on the availability as of December 31, 2007, such margin would be 1.25% over LIBOR. The Paramount Credit Facility expires on February 28, 2012. Paramount is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility. There were no borrowings outstanding under the Paramount Initial Credit Facility at December 31, 2007 and outstanding letters of credit were approximately $90,557.
     (c) Retail Credit Facilities
     On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent. The Amended Wachovia Credit Facility amends and restates the credit agreement dated June 6, 2006, among SCS and Wachovia (the “Original Credit Facility”).
     The assets of Skinny’s, LLC and SCS and each of their subsidiaries, including cash, accounts receivable and inventory, are pledged as security for the obligations under the Amended Wachovia Credit Facility.
     Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum.  Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At December 31, 2007, $92,361 was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
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
     The Amended Wachovia Credit Facility includes a financial covenant that requires SCS to maintain a ratio of total consolidated EBITDA (as defined in the Amended Wachovia Credit Facility) less cash income tax expense to total consolidated scheduled principal payments of indebtedness plus interest expense, as of the end of each fiscal year, of not less than 1.25 to 1.0. Compliance with this covenant is determined in the manner specified in the Amended Wachovia Credit Facility, however a failure to maintain the minimum ratio will be waived if Alon shall have maintained a ratio of at least 1.25 to 1.0 during the same fiscal year. Consolidated EBITDA under the Amended Wachovia Credit Facility represents net income plus depreciation, amortization, taxes, interest expense and minority interest less gain on disposition of assets and other adjustments.
     The Amended Wachovia Credit Facility also contains customary restrictive covenants on the activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (d) Other Retail Related Credit Facilities
     In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2007 and December 31, 2006, the outstanding balances were $1,005 and $1,086, respectively.
     On July 3, 2006, Alon made a payment of approximately $30,200 in satisfaction of its outstanding borrowings under certain retail loans, including approximately $600 in prepayment premiums. Additionally, $2,197 of unamortized debt issuance costs are included as interest expense in the consolidated statements of operations for the year ended December 31, 2006.
     (e) Secured Term Loan
     On January 14, 2004, Alon entered into a senior secured term loan facility (“secured term loan”) in the aggregate amount of $100,000 maturing in January 2009. The secured term loan accrued interest at LIBOR (4.37% at December 31, 2005) plus 6.5% per year, but not less than 10% per annum, and was subject to a minimum annual payment of $2,500 per year which could be increased under certain circumstances or declined by lenders as defined in the agreement. This facility included certain restrictions and covenants, including, among other things, limitations on capital expenditures, dividend restrictions and financial maintenance covenants.
     On January 19, 2006, Alon made a payment of approximately $103,900 in satisfaction of its outstanding borrowings under its secured term loan agreement, including applicable accrued interest and prepayment premiums, with available cash on hand. $100,000 represented a voluntary prepayment of the outstanding principal under the term loan agreement, approximately $3,000 represented a prepayment premium and $900 represented accrued and unpaid interest on the principal balance. The $3,000 prepayment premium and $3,894 of unamortized debt issuance costs are included as interest expense in the consolidated statements of operations for the year ended December 31, 2006.
     (f) Maturity of Long-Term Debt
     The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows: 2008 — $11,154; 2009 — $10,895; 2010 — $10,900; 2011 — $10,906; 2012 — $10,898 and thereafter — $481,862.
     (g) Interest and Financing Expense
     Interest and finance expense included the following:

	December 31,
	2007	2006	2005
Interest expense	$41,334	$17,685	$15,422
Letters of credit and finance charges	6,395	6,333	3,385
Amortization of debt issuance costs (2006 includes write off of unamortized debt issuance cost of $6,091)	18	6,640	1,446
Capitalized interest	—	—	(927)

Total interest expense	$47,747	$30,658	$19,326

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (15) Income Taxes
     Income tax expense included the following:

	December 31,
	2007	2006	2005
Current:
Federal	$49,237	$77,372	$41,886
State	(54)	8,332	6,986

Total current	49,183	85,704	48,872

Deferred:
Federal	(2,762)	5,035	16,009
State	(222)	3,229	637

Total deferred	(2,984)	8,264	16,646

Income tax expense	$46,199	$93,968	$65,518

     A reconciliation between the income tax expense computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

	December 31,
	2007	2006	2005
Computed expected tax expense	$54,640	$90,852	$61,481
State and local income taxes, net of federal benefit	(4,960)	7,516	4,895
Deduction for qualified production income	(3,403)	(2,049)	(1,111)
Low-sulfur diesel tax credit	—	(2,918)	—
Other, net	(78)	567	253

Income tax expense	$46,199	$93,968	$65,518

     State and local income taxes, net of federal benefit includes a benefit of $3,565 resulting from the true up of the prior year income tax expense as well as a benefit of $3,108 resulting from a change in the effective state income tax rate.
     The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.

	December 31,
	2007	2006
Deferred income tax assets:
Accounts receivable, allowance	$595	$855
Deferred gain	3,640	3,640
Intangibles	1,140	—
Accrued liabilities and other	3,941	1,918
Post retirement benefits	3,418	3,840
Noncurrent accrued liabilities and other	4,297	8,018
Net operating loss carryover	6,101	11,569
Tax credits	1,583	1,280
Other	706	338

Deferred income tax assets	25,421	31,458

Deferred income tax liabilities:
Deferred charges	(681)	(2,931)
Intangibles	—	(6,081)
Property, plant, and equipment	(156,722)	(198,104)
Other noncurrent	(22,468)	(32,550)
Inventories	(10,761)	(16,904)

Deferred income tax liabilities	$(190,632)	$(256,570)

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     At December 31, 2007, Alon has net operating loss carryforwards for Federal income tax purposes of $13,437 which are available to offset future Federal taxable income through 2024. In addition Alon has net operating loss carryforwards for California state income tax purposes of $24,067 which are available to offset future state taxable income through 2014.
     FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Alon performed a review of its tax positions and adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on Alon’s results of operations or financial position as Alon has no unrecognized tax benefits. In accordance with FIN No. 48, Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California and Texas comprising the majority of the Company’s state income tax. The federal tax years 2000 to 2004 are closed to audit, with 2005 and 2006 remaining open to audit. In general the state tax years open to audit range from 2000 to 2007. The Company’s liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2007 as there were no unrecognized tax benefits recorded in 2007.
     (16) Related-Party Transactions
     Alon and Alon Israel are parties to a consulting agreement whereby Alon Israel provides strategic planning and management consulting services to Alon. In July 2005, the term of the agreement was extended until December 31, 2009 and Alon’s payment obligations under the agreement were terminated in exchange for an aggregate payment to Alon Israel of $6,000, $2,000 of which was paid and expensed in 2005 and the remainder of which was paid in January, 2006 and is amortized over the remaining term of the contract. Alon Israel’s obligations to provide consulting services under the amended agreement will remain in effect through the end of the term of the agreement.
     (17) Stockholders’ Equity
     (a) Common and preferred stock
     The authorized capital stock of Alon consists of 100,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. Issued and outstanding shares of common stock were 46,808,444 and 46,806,443 as of December 31, 2007 and 2006, respectively. There were no issued and outstanding shares of preferred stock as of December 31, 2007 and 2006.
     For the years ended December 31, 2007, 2006 and 2005, activity in the number of common stock was as follows:

Common
Stock
(in thousands)
Balance as of December 31, 2005	46,810
Shares forfeited	(6)
Shares issued in connection with stock plans (Note 19)	2

Balance as of December 31, 2006	46,806
Shares forfeited	—
Shares issued in connection with stock plans (Note 19)	2

Balance as of December 31, 2007	46,808

     (b) Dividends
     Upon the completion of Alon’s IPO on August 2, 2005 (Note 3), the board of directors of each of Alon and Alon USA Operating, Inc. (“Alon Operating”) approved the payment of special dividends to pre-offering stockholders of record. The applicable stockholders of record of Alon were paid aggregate cash dividends of $68,479 and the minority interest stockholders of record of Alon USA Operating, Inc. were paid aggregate cash dividends of $4,652.
     Common Stock Dividends
     On March 21, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $0.37 per share on Alon’s common stock. In connection with Alon’s cash dividend payment to stockholders on March 21, 2006, the minority interest owners of Alon Assets, Inc. (“Alon Assets”) and Alon Operating received an aggregate cash dividend of approximately $1,078. On June 14, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock. In connection with Alon’s cash dividend payment to stockholders on June 14, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
of approximately $105. On September 14, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share and a special cash dividend of $2.50 per share on Alon’s common stock. In connection with Alon’s cash dividend payment to stockholders on September 14, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of approximately $6,680. On December 14, 2006, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock. In connection with Alon’s cash dividend payment to stockholders on December 14, 2006, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of approximately $105.
     Alon paid regular quarterly cash dividends of $0.04 per share on Alon’s common stock on each of the following dates: March 16, 2007, June 14, 2007, September 14, 2007 and December 14, 2007. In connection with Alon’s cash dividend payments to stockholders, the minority interest owners of Alon Assets and Alon Operating received aggregate cash dividends of $468.
     On February 7, 2008, Alon announced a quarterly cash dividend of $0.04 per share payable March 14, 2008 for stockholders of record at the close of business on February 29, 2008. (Note 22).
     (18) Earnings per Share
     Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and Stock Appreciation Rights (“SARs”) using the treasury stock method.

	December 31
	2007	2006	2005
Net income	$103,936	$157,368	$103,988
Average number of shares of common stock outstanding	46,763	46,738	39,889
Dilutive restricted shares and SARs	41	41	19

Average number of shares of common stock outstanding assuming dilution	46,804	46,779	39,908

Earnings per share — basic	$2.22	$3.37	$2.61

Earnings per share — diluted *	$2.16	$3.36	$2.61

*	For the purpose of calculating diluted earnings per share, net income was reduced by $2,391 for the year ended December 31, 2007 to adjust for the effects of options issued by Alon’s subsidiaries.
     (19) Stock Based Compensation
     Alon has two employee incentive compensation plans, (i) the 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.
     (a) 2005 Incentive Compensation Plan (share value in dollars)
     The 2005 Incentive Compensation Plan was approved by the stockholders in November 2005, and is a component of Alon’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, SARs, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted share grants and SARs discussed below, there have been no stock-based awards granted under the 2005 Incentive Compensation Plan.
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
Compensation expense for the restricted stock grants amounted to $279, $514 and $387 for the years ended December 31, 2007, 2006 and 2005, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes. The following table summarizes the restricted share activity from January 1, 2007:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2007	49,079	$20.27
Granted	2,001	37.51
Vested	(24,162)	20.06
Forfeited	0	0.00

Nonvested at December 31, 2007	26,918	$21.74

     As of December 31, 2007, there was $127 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years. The fair value of shares vested-to-date in 2007 was $884.
     Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 SARs to certain officers and key employees. The SARs have a grant price equal to $28.46, the closing price of Alon’s common stock on the date of grant. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the date immediately prior to the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the date immediately prior to the exercise date.
     Compensation expense for the SARs grants amounted to $885 for the year ended December 31, 2007 and is included in selling, general and administrative expenses in the consolidated statements of operations.
     (b) 2000 Incentive Stock Compensation Plan
     At August 1, 2000 (inception), Alon Operating and Alon Assets majority owned, fully consolidated subsidiaries of Alon, adopted a stock option plan (collectively, the “Option Plans”) pursuant to which Alon’s board of directors may grant stock options to certain officers and executive management. The Option Plans authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes (gross up liability). The Option Plans were closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $1,100, $1,931 and $1,949 for the years ended December 31, 2007, 2006, and 2005, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the years ended December 31, 2007 and 2006:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at December 31, 2005	8,060	$100	3,027	$100
Granted	—	—	—	—
Exercised	(1,212)	100	(455)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2006	6,848	$100	2,572	$100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2007	5,216	$100	1,959	$100

     The intrinsic value of total options exercised in 2007 was $11,559.
     (20) Commitments and Contingencies
     (a) Leases
     Alon has long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. In most cases Alon expects that in the normal course of business, Alon’s leases will be renewed or replaced by other leases. Alon has commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next fifteen years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2007, minimum lease payments on operating leases were as follows:

Year ending December 31:
2008	$32,934
2009	27,830
2010	21,261
2011	15,480
2012	13,747
2013 and thereafter	41,056

Total	$152,308

     Total rental expense was $15,425, $15,523 and $11,235 for the years ended December 31, 2007, 2006 and 2005, respectively. Contingent rentals and subleases were not significant.
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
     On March 1, 2006, Alon sold its Amdel and White Oil crude oil pipelines, which had been inactive since December 2002, to Sunoco for a total consideration of approximately $68,000. In conjunction with the sale of the

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
Amdel and White Oil pipelines, Alon entered into a 10 year pipeline Throughput and Deficiency Agreement, with an option to extend the agreement by four additional thirty-month periods. The Throughput and Deficiency Agreement allows Alon to maintain crude oil transportation rights on the pipelines from the Gulf Coast and from Midland to the Big Spring refinery. Pursuant to the Throughput and Deficiency Agreement, Alon has agreed to ship a minimum of 15,000 bpd on the pipelines during the term of the agreement. Alon commenced shipments of crude oil through the Amdel and White Oil pipelines under this agreement in October 2006.
     To further diversify crude oil delivery sources to the Big Spring refinery, Alon entered into a 15-year arrangement with Centurion in June 2006. Pursuant to this arrangement, Centurion will provide Alon with crude oil transportation pipeline capacity and Alon will ship a minimum of 21,500 bpd of crude oil from Midland to the Big Spring refinery using Centurion’s approximately forty-mile long pipeline system from Midland to Roberts Junction and Alon’s three mile pipeline from Roberts Junction to the Big Spring refinery which Alon leases to Centurion. Alon commenced shipments of crude oil through these pipelines in November 2006.
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
     Alon has accrued environmental remediation obligations of $37,944 ($2,952 current payable and $34,992 non-current liability) at December 31, 2007 and $40,099 ($1,750 current payable and $38,349 non-current liability) at December 31, 2006.
     Alon must meet regulations mandated by the Federal Clean Air Act, which requires a reduction of the sulfur content in gasoline produced by Alon’s Big Spring Refinery in September 2009. Alon expects to spend approximately $19,300 over the next two years to comply with these regulations.
     Alon elected to join the Voluntary Emission Reduction Permit program, sponsored by the Texas Commission on Environmental Quality. This program allows facilities to permit grandfathered emission sources through a phased installation of emission control equipment using ten-year Best Available Control Technology. To qualify as a grandfathered source, the equipment must not have been modified since 1972. Alon’s emission control installation plan ended in December 2006. As of December 31, 2006, Alon had spent approximately $11,151 and had completed substantially all of the expenditures required to meet regulatory requirements under the Voluntary Emission Reduction Permit program.
     (21) Quarterly Information (unaudited)
     Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth	Full Year
2007
Net sales	$965,905	$1,187,181	$1,243,723	$1,145,342	$4,542,151
Operating income	69,336	166,710	16,990	(66,917)	186,119
Net income	35,565	95,613	12,627	(39,869)	103,936
Earnings per share, basic	$0.76	$2.05	$0.27	$(0.85)	$2.22
Weighted average shares outstanding	46,757	46,758	46,761	46,775	46,763
2006
Net sales	$585,225	$673,047	$1,000,711	$834,907	$3,093,890
Operating income	96,013	69,926	71,765	41,630	279,334
Net income	54,164	43,091	38,143	21,970	157,368
Earnings per share, basic	$1.16	$0.92	$0.82	$0.47	$3.37
Weighted average shares	46,731	46,733	46,737	46,751	46,738

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
      (22) Subsequent Events
     (a) Dividend Announcement
     On February 7, 2008, Alon announced a quarterly cash dividend of $0.04 per share payable March 14, 2008 for stockholders of record at the close of business on February 29, 2008.
     (b) Big Spring Refinery Fire
     On February 18, 2008, an explosion in the area of the propylene splitter unit of the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The Big Spring refinery has not resumed operations while efforts are underway to determine the cause of the accident, assess damages (including loss estimates), and establish a plan for making repairs. The applicable insurance policies provide Alon with a combined single limit of $385,000 for property damage and business interruption coverage, with deductibles of $2,000 and 45 days respectively, and third party liability coverage with a limit of $150,000 and a $5,000 deductible.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2008	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: March 10, 2008	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: March 10, 2008	By:	/s/ Jeff D. Morris
Jeff D. Morris
President, Chief Executive Officer and Director

Date: March 10, 2008	By:	/s/ Shai Even
Shai Even
Vice President and Chief Financial Officer

Date: March 10, 2008	By:	/s/ Ron W. Haddock
Ron W. Haddock
Director

Date: March 10, 2008	By:	/s/ Itzhak Bader
Itzhak Bader
Director

Date: March 10, 2008	By:	/s/ Ron Fainaro
Ron Fainaro
Director

Date: March 10, 2008	By:	/s/ Avraham Baiga Shochat
Avraham Baiga Shochat
Director

Date: March 10, 2008	By:	/s/ Yeshayahu Pery
Yeshayahu Pery
Director

Date: March 10, 2008	By:	/s/ Zalman Segal
Zalman Segal
Director

Date: March 10, 2008	By:	/s/ Boaz Biran
Boaz Biran
Director

Exhibit No.	Description of Exhibit

3.1	Amended Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1 †	Area License Agreement, dated as of June 2, 1993, between Southwest Convenience Stores, Inc. and The Southland Corporation (incorporated by reference to Exhibit 10.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.2 †	Amendment to Area License Agreement and Consent to Assignment, dated as of December 20, 1996, between The Southland Corporation and Permian Basin Investments, Inc. d/b/a Southwest Convenience Stores, Inc. (incorporated by reference to Exhibit 10.2.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.3 †	Amendment No. 2 to Area License Agreement, dated as of August 14, 1997, between Southwest Convenience Stores LLC and The Southland Corporation (incorporated by reference to Exhibit 10.2.2 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.4	Trademark License Agreement, dated as of June 31, 2000, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.3 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.5	First Amendment to Trademark License Agreement, dated as of April 11, 2001, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.4 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.6	Pipeline Lease Agreement, dated as of January 22, 2001, between Chevron Pipe Line Company and Fin-Tex Pipe Line Company (incorporated by reference to Exhibit 10.5 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.7	Pipeline Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.8	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007).

10.9	Contribution Agreement, dated as of January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., T & R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 10.7 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.10	Pipelines and Terminals Agreement, dated as of February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.11	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 5, 2008, SEC File No. 001-32567).

10.12	Amended and Restated Credit Agreement, dated as of January 14, 2004, among Alon USA, Inc., the lenders listed therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.15 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.13	First Amendment, dated as of February 10, 2005, to the Amended and Restated Credit Agreement, dated as of January 14, 2004, among Alon USA, Inc., the lenders listed therein and Credit Suisse First Boston, and the Guarantee and Collateral Agreement, dated as of January 14, 2004, among Credit Suisse First Boston, Alon USA, Inc., the subsidiaries of Alon USA, Inc. identified therein and Alon USA, Inc. (incorporated by reference to Exhibit 10.17 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.14	Second Amendment, dated as of May 6, 2005, to the Amended and Restated Credit Agreement, dated as of January 14, 2004, among Alon USA Energy, Inc., the lenders listed therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.18 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.15	Guarantee and Collateral Agreement, dated as of January 14, 2004, among Credit Suisse First Boston, Alon USA, Inc., the subsidiaries of Alon USA, Inc. identified therein and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.16 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.16	Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.19 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.17	First Amendment, dated as of February 10, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.18	Second Amendment, dated as of June 16, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.19	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 20, 2007, SEC File No. 001-32567).

10.20	Amended Revolving Credit Agreement, dated as of February 15, 2006, among Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 16, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.21	Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.22	First Amendment to Amended Revolving Credit Agreement, dated as of August 4, 2006, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.25 to Form 10-K filed by the Company on March 15, 2007 SEC File No. 001-32567).

10.23	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.24	Credit Agreement, dated as of June 6, 2006, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 7, 2006, SEC File No. 001-32567).

10.25	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.26	Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.27	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.28	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.29	Amended and Restated Credit Agreement, dated as of July 26, 2005, among Paramount Petroleum Corporation, Bank of America, N.A. and Société Générale (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.30	First Amendment to Amended and Restated Credit Agreement, dated as of January 26, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.31	Second Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of June 12, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.33	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.34	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2006, among Paramount Petroleum Corporation, Bank of America, N.A., Banc of America Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.35	Sixth Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2006, among Paramount Petroleum Corporation, Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on December 22, 2006, SEC File No. 001-32567).

10.36	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.37	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 30, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein.

10.38	Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. And Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.39	Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. And Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.40	Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.41*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended on May 4, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.42*	Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended on May 4, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.43*	Executive Employment Agreement, dated as of February 5, 2001, between Joseph A. Concienne, III and Alon USA GP, Inc., as amended on May 4, 2005 (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.44*	Management Employment Agreement, dated as of October 1, 2002, between Harlin R. Dean and Alon USA GP, LLC, as amended on May 4, 2005 (incorporated by reference to Exhibit 10.26 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.45*	Amendment, dated as of October 1, 2003, to the Management Employment Agreement, dated as of October 1, 2002, between Harlin Dean and Alon USA GP, LLC, as amended on May 4, 2005 (incorporated by reference to Exhibit 10.26.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.46*	Amendment to Executive/Management Employment Agreement, dated as of November 7, 2005, between Harlin Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.47*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 9, 2006, SEC File No. 001-32567).

10.48*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.49*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.50*	Executive Employment Agreement, dated as of August 1, 2003 between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.51*	Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.27 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.52*	Description of 10% Bonus Plan (incorporated by reference to Exhibit 10.28 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.53*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.54*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.55*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.56*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.57*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.58	Liquor License Purchase Agreement, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.59	Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.60*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.61*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.62*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.63	Shareholder Agreement, dated as of July 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.64*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.65	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.41 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.66*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended on June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.42 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.67	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.43 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.68*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended on June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.44 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.69	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended on June 30, 2002 (incorporated by reference to Exhibit 10.45 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.70*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III, as amended on July 25, 2002 (incorporated by reference to Exhibit 10.46 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.71	Shareholder Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.47 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.72*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III, as amended on July 25, 2002 (incorporated by reference to Exhibit 10.48 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.73	Shareholder Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.49 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.74*	Agreement of Principles of Employment, dated as of July 6, 2005, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.50 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.75*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.76*	Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.77*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.78*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 23, 2005, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.79*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.80*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.81	Purchase and Sale Agreements, dated as of February 13, 2006, between Alon Petroleum Pipe Line, LP and Sunoco Pipelines, LP, (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 13, 2006, SEC File No. 001-32567).

10.82	Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.83	First Amendment to Stock Purchase Agreement, dated as of June 30, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.84	Second Amendment to Stock Purchase Agreement, dated as of July 31, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.85	Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.86	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 6, 2007, SEC File No. 001-32567).

21.1	Subsidiaries of Alon USA Energy, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.