Form 10-Q
period 2008-03-31
Alon USA Energy, Inc.
filed 2008-05-06
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2008 was 46,808,444.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,135	$68,615
Short-term investments	—	27,296
Accounts and other receivables, net	216,226	228,987
Income tax receivable	57,012	35,244
Insurance receivable	44,974	—
Inventories	235,550	300,689
Prepaid expenses and other current assets	7,121	12,231

Total current assets	592,018	673,062

Equity method investments	39,729	40,092
Property, plant and equipment, net	686,102	713,592
Goodwill	105,943	105,943
Other assets	44,618	48,697

Total assets	$1,468,410	$1,581,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$233,910	$291,339
Accrued liabilities	68,846	82,184
Current portion of deferred gain on disposition of assets	8,527	8,805
Current portion of long-term debt	11,145	11,154

Total current liabilities	322,428	393,482

Other non-current liabilities	75,566	58,637
Deferred gain on disposition of assets	31,909	33,832
Long-term debt	522,739	525,461
Deferred income tax liability	158,308	166,052

Total liabilities	1,110,950	1,177,464

Commitments and contingencies (Note 15)
Minority interest in subsidiaries	14,042	16,155

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,808,444 shares issued and outstanding at March 31, 2008 and December 31, 2007	468	468
Additional paid-in capital	183,232	182,932
Accumulated other comprehensive loss, net of income tax	(17,334)	(8,135)
Retained earnings	177,052	212,502

Total stockholders’ equity	343,418	387,767

Total liabilities and stockholders’ equity	$1,468,410	$1,581,386

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
Net sales (1)	$1,020,763	$965,905
Operating costs and expenses:
Cost of sales	968,997	811,261
Direct operating expenses	42,289	49,283
Selling, general and administrative expenses	28,854	22,538
Net costs associated with fire	16,462	—
Depreciation and amortization	13,745	14,442

Total operating costs and expenses	1,070,347	897,524

Gain on disposition of assets	2,311	955

Operating income (loss)	(47,273)	69,336
Interest expense	(10,656)	(11,418)
Equity earnings of investees	316	604
Other income, net	745	890

Income (loss) before income tax expense (benefit) and minority interest in income (loss) of subsidiaries	(56,868)	59,412
Income tax expense (benefit)	(21,093)	21,971

Income (loss) before minority interest in income (loss) of subsidiaries	(35,775)	37,441
Minority interest in income (loss) of subsidiaries	(2,197)	1,876

Net income (loss)	$(33,578)	$35,565

Earnings (loss) per share	$(0.72)	$0.76

Weighted average shares outstanding (in thousands)	46,782	46,757

Cash dividends per share	$0.04	$0.04

(1)	Includes excise taxes on sales by the retail segment of $9,654 and $7,308 for the three months ended March 31, 2008 and 2007, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(33,578)	$35,565
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	13,745	14,442
Stock compensation	505	682
Deferred income tax expense	407	(417)
Minority interest in income (loss) of subsidiaries	(2,197)	1,876
Gain on disposition of assets	(2,311)	(955)
Changes in operating assets and liabilities:
Accounts and other receivables, net	12,761	(36,689)
Income tax receivable	(21,768)	—
Insurance receivable	(15,692)	—
Inventories	65,139	(26,581)
Prepaid expenses and other current assets	(710)	2,385
Other assets	(664)	76
Accounts payable	(57,429)	40,325
Accrued liabilities	(25,146)	9,577
Other non-current liabilities	17,314	(1,418)

Net cash (used in) provided by operating activities	(49,624)	38,868

Cash flows from investing activities:
Capital expenditures	(9,182)	(4,592)
Capital expenditures for turnarounds and catalysts	(1,609)	(4,674)
Sale of short-term investments, net	27,296	—
Dividends from investment in investees (net of equity earnings)	363	390

Net cash provided by (used in) investing activities	16,868	(8,876)

Cash flows from financing activities:
Dividends paid to shareholders	(1,872)	(1,873)
Dividends paid to minority interest shareholders	(121)	—
Deferred debt issuance costs	—	(2,090)
Payments on long-term debt	(2,731)	(1,699)

Net cash used in financing activities	(4,724)	(5,662)

Net (decrease) increase in cash and cash equivalents	(37,480)	24,330
Cash and cash equivalents, beginning of period	68,615	64,166

Cash and cash equivalents, end of period	$31,135	$88,496

Supplemental cash flow information:
Cash paid for interest	$10,115	$14,452

Cash paid (refunds received) for income tax	$(101)	$6,098

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (1) Basis of Presentation and Certain Significant Accounting Policies
               (a) Basis of Presentation
          The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2008.
          The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2007.
               (b) Revenue Recognition
          Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery or terminal when the refined product is loaded into common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).
          In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. All purchases and sales of crude oil are recorded net, in cost of sales in the consolidated statements of operations.
               (c) New Accounting Standards
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which requires that the purchase method of accounting be used for all business combinations. SFAS No. 141(R) requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination be recorded at “full fair value.” SFAS No. 141(R) applies to all business combinations, including combinations by contract alone. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008 and earlier application is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date and is not expected to have a material effect on Alon’s results of operations or financial position.
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160. The application of SFAS No. 160 is not expected to have a material effect on Alon’s results of operations or financial position.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Effective January 1, 2008, Alon adopted the provisions of SFAS No. 157, Fair Value Measurements, which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.
          In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Alon is currently evaluating the impact of the provisions of FSP 157-2 on its financial statements which must be implemented effective January 1, 2009.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on Alon’s results of operations or financial position.
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
          In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3; How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. Alon adopted the consensus on January 1, 2007. Alon’s present excise taxes from convenience store sales is presented on a gross basis with supplemental information regarding the amount of such taxes included in net sales provided in a footnote on the face of the consolidated statements of operations. All other excise taxes are presented on a net basis in the consolidated statements of operations.
               (d) Reclassifications
          Certain reclassifications have been made to the prior period balances to conform to the current presentation.
     (2) Big Spring Refinery Fire
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The Big Spring refinery resumed partial operations on April 5, 2008. The units destroyed and damaged in the fire are in the process of being rebuilt and repairs to damaged equipment are also underway. Alon’s insurance policies provide a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150,000 and a $5,000 deductible.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          For purposes of financial reporting, Alon records costs associated with the fire on a pretax basis net of anticipated insurance recoveries and has reflected this as a separate line item on the consolidated statements of operations. For the three months ended March 31, 2008, Alon has recorded pretax costs of $16,462 associated with the fire. The components of the net costs as of March 31, 2008 include: $9,672 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $6,000 for Alon’s insurance deductibles under the insurance policies described above; and $790 of depreciation for the temporarily idled facilities.
          As of March 31, 2008, Alon has recognized insurance receivable recoveries of $44,974, which includes costs associated with: the demolition of destroyed equipment and clean up of the impacted area; inspections and repairs to damaged facilities and losses of crude oil and product inventory. Included in this amount is Alon’s preliminary estimate of asset impairments associated with the fire of $29,282, which it believes will ultimately be recovered from the insurance carriers.
          Alon has received $60,000 of insurance proceeds as advances on work performed with $25,000 received in March 2008, $25,000 received in April 2008 and $10,000 received currently in May 2008.
     (3) Acquisitions
          Skinny’s Acquisition
          On June 29, 2007, Alon completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70,200 plus adjustments of $5,129 for working capital and debt. The total consideration was $75,329 after certain post-closing adjustments. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon markets motor fuels sold at these stores primarily under the FINA brand and primarily supplies such fuels from its Big Spring refinery.
          In conjunction with the Skinny’s, Inc. acquisition, Alon completed a borrowing of $46,167 on June 29, 2007 under its Amended Wachovia Credit Facility (Note 11).
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
     (4) Segment Data
          Beginning with this quarterly report on Form 10-Q, Alon modified its presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment has been combined with the retail segment in contemplation of a planned reorganization later in 2008 to combine these businesses under a separating operating division within Alon. As a result, Alon’s chief operating decision maker evaluates performance under this newly combined segment. Prior segment results have been changed to conform to the current year presentation. The reportable operating segments are strategic business units that offer different products and services. The segments are managed separately as each segment requires unique technology, marketing strategies and distinct operational emphasis. Each operating segment’s performance is evaluated primarily based on operating income.
               (a) Refining and Unbranded Marketing Segment
          Alon’s refining and unbranded marketing segment includes three sour and heavy crude oil refineries located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”). At these refineries Alon refines crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Alon also acquires finished products through exchange agreements and third-party suppliers. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties.
               (b) Asphalt Segment
          Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”) which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included as total assets in the asphalt segment data.
               (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 307 owned and leased convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business primarily markets gasoline and diesel under the FINA brand name in the Southwestern and South Central United States, through a network of approximately 1,080 locations, including Alon’s convenience stores. Historically, approximately 55% of the motor fuels marketed in Alon’s branded business were supplied by Alon’s Big Spring refinery, included in this percentage is substantially all of the motor fuel sold through Alon’s convenience stores. As a result of the February 18, 2008 fire, the motor fuels sold by Alon’s convenience stores and by branded marketing in the first quarter of 2008 were primarily acquired from third-party suppliers.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
               (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
          Segment data as of and for the three months ended March 31, 2008 and 2007 is presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended March 31, 2008	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$607,569	$103,940	$309,254	$—	$1,020,763
Intersegment sales/purchases	164,470	(101,919)	(62,551)	—	—
Depreciation and amortization	9,630	532	3,360	223	13,745
Operating income (loss)	(42,561)	(1,929)	(2,409)	(374)	(47,273)
Total assets	923,477	305,604	228,465	10,864	1,468,410
Turnaround, chemical catalyst and capital expenditures	9,311	213	1,127	140	10,791

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended March 31, 2007	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$593,597	$113,946	$258,362	$—	$965,905
Intersegment sales/purchases	128,222	(94,044)	(34,178)	—	—
Depreciation and amortization	12,374	497	1,337	234	14,442
Operating income (loss)	62,741	6,261	655	(321)	69,336
Total assets	978,741	357,652	144,470	9,516	1,490,379
Turnaround, chemical catalyst and capital expenditures	8,513	136	495	122	9,266
          Operating income for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, depreciation and amortization and gain on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of net property, plant and equipment, inventories, cash, cash equivalents and short-term investments, accounts and other receivables, equity method investments, goodwill and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (5) Cash, Cash Equivalents and Short-Term Investments
          Alon considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.
          Short-term investments at December 31, 2007 consisted of highly-rated variable rate demand notes, and were sold during the quarter ended March 31, 2008.
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
               (b) Derivative Financial Instruments
Commodity Derivatives
          Alon selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Alon does not speculate using derivative instruments. Alon has elected not to designate commodity derivatives as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of the commodity derivatives are included in income in the period of the change. There is not a significant credit risk on Alon’s derivative instruments which are transacted through counterparties meeting established collateral and credit criteria. Crude oil and refined product forward contracts are used to manage price exposure associated with transactions to supply crude oil to the refineries and to the sale of refined products. These commodity derivatives are primarily contracts traded on NYMEX.
          At March 31, 2008, Alon held net forward contracts for purchases of 25,000 barrels of refined products and forward contracts for purchases and sales of 780,000 barrels of crude oil at an average price of $102.88 per barrel. At March 31, 2007, Alon held net forward contracts for purchases of 25,000 barrels of refined products at an average price of $93.16 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $108 and unrealized gain of $231 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively.
          At March 31, 2008, Alon also held net futures contracts for sales of 180,000 barrels of crude oil, sales of 15,000 barrels of heating oil and purchases of 50,000 barrels of refined products at an average price of $104.39 per barrel. At March 31, 2007, Alon held net futures contracts for sales of 195,000 barrels of crude oil, sales of 50,000 barrels of refined products and purchases and sales of 50,000 barrel of heating oil at an average price of $65.27 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $538 and unrealized loss of $760 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively.
Interest Rate Derivatives
          Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt.
          As of March 31, 2008, Alon had interest rate swap agreements with a notional amount of $350,000 for notional periods of three to five years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges. To designate a derivative as a cash flow hedge, Alon documents at the inception of the hedge the assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as interest expense when the underlying transaction occurs.
          For the three months ended March 31, 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the three months ended March 31, 2008, Alon recognized in accumulated other comprehensive income unrealized after-tax losses of $9,653 for the fair value measurement of the interest rate swaps. For the three months ended March 31,

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
2008, there were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          In accordance with SFAS No. 157, Alon must determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, Alon utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. Alon generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
March 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Futures and forwards	$430	$—	$—	$430
Liabilities:
Interest rate swaps	—	17,851	—	17,851

December 31, 2007

Assets:	—	—	—	—
Liabilities:
Futures and forwards	4,250	—	—	4,250
Interest rate swaps	—	3,000	—	3,000
          There were no interest rate swap agreements for the three months ended March 31, 2007.
     (7) Inventories
          Alon’s inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, asphalt, and blendstock inventories. Materials and supplies are stated at average cost. Cost for convenience store merchandise inventories is determined under the retail inventory method and cost for convenience store fuel inventories is determined under the first-in, first-out (FIFO) method.
          Carrying value of inventories consisted of the following:

	March 31,	December 31,
	2008	2007
Crude oil, refined products, asphalt and blendstocks	$198,846	$261,816
Materials and supplies	12,896	12,789
Store merchandise	17,039	18,197
Store fuel	6,769	7,887

Total inventories	$235,550	$300,689

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Crude oil, refined products, asphalt and blendstock inventories totaled 4,437 barrels and 5,140 barrels as of March 31, 2008 and December 31, 2007, respectively.
          Market values exceeded LIFO costs by $174,006 and $136,755 at March 31, 2008 and December 31, 2007, respectively.
     (8) Property, Plant and Equipment, Net
          Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2008	2007
Refining facilities	$620,095	$645,653
Pipelines and terminals	45,191	45,158
Retail	132,676	131,556
Other	12,411	12,271

Property, plant and equipment, gross	810,373	834,638
Less accumulated depreciation	(124,271)	(121,046)

Property, plant and equipment, net	$686,102	$713,592

     (9) Other Assets
          Other assets consisted of the following:

	March 31,	December 31,
	2008	2007
Deferred turnaround, chemical catalyst cost	$4,223	$9,232
Environmental receivables	9,247	9,425
Deferred debt issuance costs	10,836	11,286
Intangible assets	7,464	7,488
Other	12,848	11,266

Total other assets	$44,618	$48,697

     (10) Employee and Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Alon’s estimated contributions during 2008 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2007. For the three months ended March 31, 2008 and 2007, Alon contributed $785 and $645, respectively, to its qualified pension plans.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
Components of net periodic benefit cost:
Service cost	$457	$507
Interest cost	748	665
Expected return on plan assets	(822)	(704)
Amortization of net loss	53	134

Net periodic benefit cost	$436	$602

     (11) Long-Term Debt
          Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
Term loan credit facility	$442,125	$443,250
Revolving credit facilities	—	—
Retail credit facilities	91,759	93,365

Total debt	533,884	536,615
Less current portion	(11,145)	(11,154)

Total long-term debt	$522,739	$525,461

               (a) Credit Suisse Credit Facility
          On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of 1% per annum are to be paid in quarterly installments. At March 31, 2008 and December 31, 2007, the outstanding balance was $442,125 and $443,250, respectively.
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
          Alon may prepay all or a portion of all the outstanding loan balance under the Credit Suisse Credit Facility at any time with no prepayment premium.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
               (b) Revolving Credit Facilities
          Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York, or Israel Discount Bank, acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The size of the facility as of March 31, 2008 is $220,000, while the borrowing base at March 31, 2008 was $227,639.
          The IDB Credit Facility will mature on January 1, 2010. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum. The IDB Credit Facility contains certain restrictive covenants such as financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings and Alon’s retail subsidiaries.
          There were no borrowings outstanding under the IDB Credit Facility at March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, outstanding letters of credit under the IDB Credit Facility were $110,987 and $113,490, respectively.
          Bank of America Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (“Paramount Credit Facility”) with Bank of America N.A. as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowing availability under the Paramount Credit Facility is limited at any time to the lesser of $300,000 or the amount of the borrowing base under the facility. At March 31, 2008, the borrowing base under the Paramount Credit Facility was $365,677. Amounts borrowed under the Paramount Credit Facility accrue interest at the London Interbank Offering Rate (LIBOR) plus a margin based on excess availability. Based on the availability as of March 31, 2008, such margin would be 1.25%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          There were no borrowings outstanding under the Paramount Credit Facility at March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, outstanding letters of credit under the Paramount Credit Facility were $114,910 and $90,557, respectively.
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
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At March 31, 2008 and December 31, 2007, the outstanding balance of this loan was $90,778 and $92,361, respectively, and there were no further amounts available for borrowing.
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
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon USA Interests, LLC, Skinny’s, LLC and its subsidiaries and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The Amended Wachovia Credit Facility also contains customary restrictive covenants on the activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The Amended Wachovia Credit Facility also includes one annual financial covenant.
               (d) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2008 and December 31, 2007, the outstanding balances were $981 and $1,005, respectively.
     (12) Stock-Based Compensation
          Alon has two employee incentive compensation plans, (i) the 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.
               (a) 2005 Incentive Compensation Plan (share value in dollars)
          The 2005 Incentive Compensation Plan was approved by the stockholders in November 2005 and is a component of Alon’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights (“SARs”), restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted share grants and SARs discussed below, there have been no stock-based awards granted under the 2005 Incentive Compensation Plan.
          Restricted Stock. In August 2005, Alon granted awards of 10,791 shares of restricted stock and in November 2005 Alon granted an award of 12,500 shares of restricted stock, in each case to certain directors, officers and key employees in connection with Alon’s initial public offering in July 2005. The participants were allowed to acquire shares at a discounted price of $12.00 per share with a grant date fair value of $16.00 per share for the August 2005 awards and $20.42 per share for the November 2005 award. In November 2005, Alon granted awards of 52,672 shares of restricted stock to certain officers and key employees with a grant date fair value of $20.42 per share. Each non-employee director is awarded an annual grant of shares of restricted stock valued at $25. All restricted shares granted under the 2005 Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
          Compensation expense for the restricted stock grants amounted to $28 and $63 for the three months ended March 31, 2008 and 2007, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
The following table summarizes the restricted share activity from January 1, 2007:

		Weighted Average
		Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2007	49,079	$20.27
Granted	2,001	37.51
Vested	(24,162)	20.06
Forfeited	—	—

Nonvested at December 31, 2007	26,918	$21.74
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2008	26,918	$21.74

          As of March 31, 2008, there was $100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years. The fair value of shares vested to date in 2008 is zero as no shares were vested.
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
          Compensation expense for the SARs grants amounted to $272 and $70 for the three months ended March 31, 2008 and 2007, respectively.
               (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $205 and $619 for the three months ended March 31, 2008 and 2007, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the three months ended March 31, 2008 and for the year ended December 31, 2007 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2007	6,848	$100	2,572	$100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100

Outstanding at December 31, 2007	5,216	100	1,959	100
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at March 31, 2008	5,216	$100	1,959	$100

          No options were exercised to date in 2008 and therefore the intrinsic value is zero.
     (13) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On March 14, 2008, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on February 29, 2008.
     (14) Earnings (Loss) Per Share (earnings per share in dollars)
          Basic earnings (loss) per share are calculated as net income (loss) divided by the average number of shares of common stock outstanding. Diluted earnings (loss) per share include the dilutive effect of restricted shares and SARs using the treasury stock method.
          The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(33,578)	$35,565
Average number of shares of common stock outstanding	46,782	46,757
Dilutive restricted shares and SARs	—	37

Average number of shares of common stock outstanding assuming dilution	46,782	46,794

Earnings (loss) per share — basic	$(0.72)	$0.76

Earnings (loss) per share — diluted *	$(0.72)	$0.76

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three months ended March 31, 2008 is anti-dilutive and therefore is excluded from the calculation.

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
          Alon has accrued environmental remediation obligations of $37,448 ($2,952 current payable and $34,496 non-current liability) at March 31, 2008 and $37,944 ($2,952 current payable and $34,992 non-current liability) at December 31, 2007.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,615 and non-current receivable of $8,207 at March 31, 2008.
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $1,500 and non-current receivable of $1,040 at March 31, 2008.
               (16) Subsequent Event
          Dividend Declared
          On May 5, 2008, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on June 13, 2008 to stockholders of record at the close of business on May 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.
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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	expected cost savings from the Paramount Petroleum Corporation and Edgington Oil Company acquisitions may not be fully realized or recognized within the expected time frame;

•	revenues or margins following the Paramount Petroleum Corporation and Edgington Oil Company acquisitions may be lower than expected;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	our planned projects to bring back online the naphtha hydrotreater and the design and construction of a hydrocracker unit at our California refineries may not be completed within the expected time frames or within the budgeted costs for such projects due to factors outside of our control;

•	with respect to the February 18, 2008 explosion and fire at our Big Spring refinery, the resulting damage to equipment and disruption to operations may be greater than currently anticipated; the costs and time necessary to resume full operations may be greater than currently anticipated or may be increased due to factors outside of our control, and we may not fully recover all costs, expenses and damages resulting from the incident under applicable insurance policies; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors.”
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
          Beginning with this quarterly report Form 10-Q, we modified our presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment has been combined with the retail segment. Prior segment results have been changed to conform with the current year presentation.
          Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes three sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”). These three refineries have a combined throughput capacity of approximately 158,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
          We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to this region as our physically integrated system because we supply our branded marketing and retail segment convenience stores and unbranded distributors in this region with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
          Asphalt Segment. Our asphalt segment markets asphalt produced at our three refineries included in the refining and unbranded marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the three refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
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
          Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 307 owned and leased convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through our convenience stores is supplied by our Big Spring refinery. We primarily market gasoline and diesel under the FINA brand name in the Southwestern and South Central United States, through a network of approximately 1,080 locations, including our convenience stores. Historically, approximately 55% of the motor fuels marketed in our branded business was supplied by our Big Spring refinery, included in this percentage is substantially all of the motor fuel sold through our convenience stores. As a result of the February 18, 2008 fire, the motor fuels sold by our convenience stores and by branded marketing in the first quarter of 2008 have been acquired primarily from third-party suppliers. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 100 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated system, primarily in East Texas and Arkansas, are supplied with motor fuels we obtain from third-party suppliers.
First Quarter Operational and Financial Highlights
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The Big Spring refinery resumed partial operations on April 5, 2008. The units destroyed and damaged in the fire are in the process of being rebuilt and repairs to damaged equipment are also underway. Alon’s insurance policies provide a combined single limit of $385,000 for property damage, with a $2.0 million deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150.0 million and a $5.0 million deductible.
          First quarter 2008 operating loss was $47.3 million, compared to operating income of $69.3 million in the same period last year. In addition to the losses incurred associated with the fire, the decrease in operating income for the first quarter of 2008 over the first quarter of 2007 includes lost margin opportunity with lower refinery throughput for the quarter at the Big Spring refinery. Operating income was also adversely affected by lower asphalt and refinery margins at the California refineries due to higher costs of crude oil. The California refineries throughput for the first quarter of 2008 continued at reduced rates due to the lower refining margins. Other operational and financial highlights for the first quarter of 2008 include the following:
•	The combined refineries throughput for the first quarter of 2008 averaged 66,682 barrels per day (“bpd”), consisting of an average of 29,270 bpd at the Big Spring refinery and an average of 37,412 bpd at the California refineries compared to a combined average of 124,615 bpd in the first quarter of 2007, consisting of an average of 65,451 bpd at the Big Spring refinery and an average of 59,164 bpd at the California refineries. In addition to the shutdown due to the fire, the Big Spring refinery completed a scheduled turnaround in January 2008 to correct operational issues related to the catalytic reformer.

•	Our average refinery operating margin for the Big Spring refinery decreased $7.45 per barrel to $6.54 per barrel for the three months ended March 31, 2008, compared to $13.99 per barrel for the three months ended March 31, 2007. This decrease was attributable mainly to the fire on February 18, 2008 and to a lower Gulf Coast 3/2/1 crack spread which decreased by $3.33 per barrel to $9.42 per barrel for the three months ended March 31, 2008 compared to $12.75 per barrel for the three months ended March 31, 2007.

•	Our California refineries operating margin for the three months ended March 31, 2008 decreased $6.98 per barrel to ($0.39) per barrel, compared to $6.59 per barrel for the three months ended March 31, 2007. The decrease was primarily attributable to a 49.1% decrease in the West Coast 3/2/1 crack spread to $16.53 per barrel for the three months ended March 31, 2008 from $32.49 per barrel for the three months ended March 31, 2007 and higher crude oil prices.

•	The decreased margin environment for the first quarter of 2008 was partially offset by higher sweet/sour and light/heavy crude oil differentials. The average sweet/sour spread for the three months ended March 31,

2008 was $4.67 per barrel compared to $3.98 per barrel for the three months ended March 31, 2007. The average light/heavy spread for the three months ended March 31, 2008 was $16.85 per barrel compared to $12.53 per barrel for the three months ended March 31, 2007.

•	Asphalt margins in the first quarter of 2008 were $42.31 per ton compared to $50.70 per ton in the first quarter of 2007.

•	On March 14, 2008, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on February 29, 2008.
Major Influences on Results of Operations
          Refining and Unbranded Marketing
          Our earnings and cash flow from our refining and unbranded marketing segment are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire feedstocks and the price of the refined products we ultimately sell depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices that affect our earnings.
          In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast and Group III, or mid-continent, 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and low-sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the Group III 3/2/1 crack spread using the market values of Group III conventional gasoline and low-sulfur diesel and the market value of WTI crude oil. We calculate the per barrel operating margin for our Big Spring refinery by dividing the Big Spring refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales.
          We compare our California refineries’ per barrel operating margin to the West Coast 6/1/2/3 crack spread. A 6/1/2/3 crack spread is calculated assuming that six barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline, two barrels of diesel and three barrels of fuel oil. We calculate the West Coast 6/1/2/3 crack spread using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel, LA 380 pipeline CST (fuel oil) and the market value of WTI crude oil. The per barrel operating margin of the California refineries is calculated by dividing the California refinery’s gross margin by their throughput volumes. Another comparison to other West Coast refineries that we use is the West Coast 3/2/1 crack spread. This is calculated using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil.
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
          The results of operations from our refining and unbranded marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $8.64 and $5.38 per million British thermal units, or MMBTU, in 2007. Typically, electricity prices fluctuate with natural gas prices.
          Demand for gasoline products is generally higher during summer months than during winter months due to seasonal increases in highway traffic. As a result, the operating results for our refining and unbranded marketing segment for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
          Safety, reliability and the environmental performance of our refineries are critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance.
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
          Asphalt
          Our earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the prices at which asphalt is transferred from our three refineries in the refining and unbranded marketing segment. Asphalt is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. The asphalt segment also conducts operations at and markets asphalt produced by our fourth refinery located in Willbridge, Oregon. In addition to producing asphalt at our refineries, at times when refining margins are unfavorable we opportunistically purchase asphalt from other producers for resale. A portion of our asphalt sales are made using fixed price contracts for delivery of asphalt products at future dates. Because these contracts are priced at the market prices for asphalt at the time of the contract, a change in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, the revenues for our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
          Retail and Branded Marketing
          Our earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our FINA-branded distributors together with licensing and credit card related fees generated from our FINA-branded licensees. The gross margin of our retail merchandise is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
          Our financial condition and operating results over the three months ended March 31, 2008 and 2007 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          On February 18, 2008, our Big Spring refinery experienced a major fire, as discussed more fully in the First Quarter Operational and Financial Highlights. On April 5, 2008, the refinery was able to begin partial operation in a

35,000 bpd hydroskimming mode. The major units brought on line include the crude unit, reformer unit, distillate hydrotreater and jet fuel hydrotreater.
          The California refineries operated at reduced throughput rates during the first quarter of 2008 due to lower refining margins.
Results of Operations
          Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and unbranded marketing and asphalt segments and sales of merchandise and motor fuels through our retail and branded marketing segment. For the refining and unbranded marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes. Net sales for our refining and unbranded marketing segment also include intersegment sales to our asphalt and retail and branded marketing segments, which are eliminated through consolidation of our financial statements. Asphalt net sales consist of gross sales, net of discounts and applicable taxes. Retail net sales consist of gross merchandise sales less rebates, commissions and discounts, and gross fuel sales, including motor fuel taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil refined product prices and volume changes caused by operations. Our retail merchandise and motor fuel sales are affected primarily by competition and seasonal influences.
          Cost of Sales. Refining and unbranded marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Asphalt cost of sales includes cost of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes cost of sales for motor fuels and merchandise. Motor fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated motor fuel taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization expense.
          Direct Operating Expenses. Direct operating expenses, which relate to our refining and unbranded marketing and asphalt segments, include costs associated with the actual operations of our refineries, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred. All operating costs associated with our crude oil and product pipelines are considered to be transportation costs and are reflected as cost of sales.
          Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of costs relating to the operations of our convenience stores, including labor, utilities, maintenance and retail corporate overhead costs. Corporate overhead and marketing expenses for our refining and unbranded marketing and asphalt segments are also included in SG&A expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2008 and 2007. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” except for Balance Sheet data as of December 31, 2007 is unaudited.

	For the Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands, except per
	share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,020,763	$965,905
Operating costs and expenses:
Cost of sales	968,997	811,261
Direct operating expenses	42,289	49,283
Selling, general and administrative expenses (1)	28,854	22,538
Net costs associated with fire (2)	16,462	—
Depreciation and amortization (3)	13,745	14,442

Total operating costs and expenses	1,070,347	897,524

Gain on disposition of assets (4)	2,311	955

Operating income (loss)	(47,273)	69,336
Interest expense	(10,656)	(11,418)
Equity earnings of investees	316	604
Other income, net	745	890

Income (loss) before income tax expense (benefit) and minority interest in income (loss) of subsidiaries	(56,868)	59,412
Income tax expense (benefit)	(21,093)	21,971

Income (loss) before minority interest in income (loss) of subsidiaries	(35,775)	37,441
Minority interest in income (loss) of subsidiaries	(2,197)	1,876

Net income (loss)	$(33,578)	$35,565

Earnings (loss) per share	$(0.72)	$0.76

Weighted average shares outstanding (in thousands)	46,782	46,757

Cash dividends per share	$0.04	$0.04

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(49,624)	$38,868
Investing activities	16,868	(8,876)
Financing activities	(4,724)	(5,662)

OTHER DATA:
Adjusted EBITDA (5)	$(34,778)	$84,317
Capital expenditures (6)	9,182	4,592
Capital expenditures for turnaround and chemical catalyst	1,609	4,674

	March 31,	December 31,
	2008	2007
BALANCE SHEET DATA (end of period):
Cash, cash equivalents and short-term investments	$31,135	$95,911
Working capital	269,590	279,580
Total assets	1,468,410	1,581,386
Total debt	533,884	536,615
Total stockholders’ equity	343,418	387,767

(1)	Includes corporate headquarters selling, general and administrative expenses of $151 and $87 for the three months ended March 31, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(2)	Includes $9,672 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $6,000 for our insurance deductibles under the insurance policies; and $790 for depreciation for the temporarily idled facilities.

(3)	Includes corporate depreciation and amortization of $223 and $234 for the three months ended March 31, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(4)	Gain on disposition of assets reported in the three months ended March 31, 2008 and 2007 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP in March 2005 (“HEP Transaction”).

(5)	Adjusted EBITDA represents earnings before minority interest in income (loss) of subsidiaries, income tax expense, interest expense, depreciation, amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items which may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2008 and 2007, respectively:

	For the Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Net income (loss)	$(33,578)	$35,565
Minority interest in income (loss) of subsidiaries	(2,197)	1,876
Income tax expense (benefit)	(21,093)	21,971
Interest expense	10,656	11,418
Depreciation and amortization	13,745	14,442
Gain on disposition of assets	(2,311)	(955)

Adjusted EBITDA	$(34,778)	$84,317

(6)	Includes corporate capital expenditures of $140 and $122 for the three months ended March 31, 2008 and 2007, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT (A)

	For the Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands, except per
	barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$772,039	$721,819
Operating costs and expenses:
Cost of sales	755,957	604,303
Direct operating expenses	30,473	38,447
Selling, general and administrative expenses	4,389	4,978
Net costs associated with fire (2)	16,462	—
Depreciation and amortization	9,630	12,374

Total operating costs and expenses	816,911	660,102

Gain on disposition of assets (3)	2,311	1,024

Operating income (loss)	$(42,561)	$62,741

KEY OPERATING STATISTICS:
Total unbranded sales volume (bpd)	63,707	84,437
Per barrel of throughput:
Refinery operating margin – Big Spring (4)	$6.54	$13.99
Refinery operating margin – CA Refineries (4)	(0.39)	6.59
Refinery direct operating expenses – Big Spring (5)	5.93	3.89
Refinery direct operating expenses – CA Refineries (5)	4.31	2.91
Capital expenditures	7,702	3,839
Capital expenditures for turnaround and chemical catalyst	1,609	4,674

PRICING STATISTICS:
WTI crude oil (per barrel)	$98.00	$57.95
WTS crude oil (per barrel)	93.33	53.97
MAYA crude oil (per barrel)	81.15	45.42
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$9.42	$12.75
Group III	10.10	15.00
West Coast	16.53	32.49
Crack spreads (6/1/2/3) (per barrel):
West Coast	$(0.86)	$9.35
Crude oil differentials (per barrel):
WTI less WTS	$4.67	$3.98
WTI less MAYA	16.85	12.53
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.431	$1.627
Gulf Coast low-sulfur diesel	2.811	1.796
Group III unleaded gasoline	2.449	1.672
Group III low-sulfur diesel	2.823	1.866
West Coast LA CARBOB (unleaded gasoline)	2.690	2.260
West Coast LA ultra low-sulfur diesel	2.799	1.939
Natural gas (per MMBTU)	$8.74	$7.18

(A)	Beginning with the three months ended March 31, 2008, our branded marketing business has been removed from the refining and marketing segment and combined with the retail segment. Information for the three months ended March 31, 2007 has been recast to provide a comparison to the current year results.

THROUGHPUT AND YIELD DATA:
BIG SPRING

		For the Three Months Ended
	March 31,
	2008		2007
	bpd	%	bpd	%
Refinery throughput:
Sour crude	25,034	85.6	58,617	89.6
Sweet crude	2,378	8.1	2,373	3.6
Blendstocks	1,858	6.3	4,461	6.8

Total refinery throughput (6)	29,270	100.0	65,451	100.0

Refinery production:
Gasoline	13,976	48.0	30,517	47.2
Diesel/jet	7,640	26.2	18,856	29.1
Asphalt	3,098	10.6	6,956	10.7
Petrochemicals	1,402	4.8	4,768	7.4
Other	3,046	10.4	3,653	5.6

Total refinery production (7)	29,162	100.0	64,750	100.0

Refinery utilization (8)		40.8%		90.8%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

		For the Three Months Ended
	March 31,
	2008		2007
	bpd	%	bpd	%
Refinery throughput:
Sour crude	10,702	28.6	21,463	36.3
Heavy crude	25,551	68.3	37,405	63.2
Blendstocks	1,159	3.1	296	0.5

Total refinery throughput (6)	37,412	100.0	59,164	100.0

Refinery production:
Gasoline	5,505	15.3	6,873	11.9
Diesel/jet	8,622	23.9	14,086	24.4
Asphalt	10,398	28.9	18,753	32.5
Light unfinished	0	0.0	2,503	4.3
Heavy unfinished	11,282	31.4	14,566	25.2
Other	197	0.5	997	1.7

Total refinery production (7)	36,004	100.0	57,778	100.0

Refinery utilization (8)		50.0%		83.9%

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Includes $9,672 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $6,000 for our insurance deductibles under the insurance policies; and $790 for depreciation for the temporarily idled facilities.

(3)	Gain on disposition of assets reported in the three months ended March 31, 2008 and 2007 includes the recognition of deferred gain recorded primarily in connection with the HEP Transaction.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring and California refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(6)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(7)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery.

(8)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery is due to the fire on February 18, 2008 which ceased production at the refinery until limited operations were resumed on April 5, 2008. The decrease in refinery utilization at our California refineries is due to reduced throughput related to low refining margins.

ASPHALT SEGMENT

	For the Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands,
	except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$103,940	$113,946
Operating costs and expenses:
Cost of sales (1)	92,135	95,795
Direct operating expenses	11,816	10,836
Selling, general and administrative expenses	1,386	557
Depreciation and amortization	532	497

Total operating costs and expenses	105,869	107,685

Operating income (loss)	$(1,929)	$6,261

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	279	358
Sales price per ton	$372.54	$318.28
Asphalt margin per ton (2)	$42.31	$50.70
Capital expenditures	$213	$136

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to the asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT (A)

	For the Three Months Ended
	March 31,
	2008		2007
	(dollars in thousands,
	except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$309,254		$258,362
Operating costs and expenses:
Cost of sales (1)	285,375		239,385
Selling, general and administrative expenses	22,928		16,916
Depreciation and amortization	3,360		1,337

Total operating costs and expenses (2)	311,663		257,638

Loss on disposition of assets	—		(69)

Operating income (loss)	$(2,409)		$655

KEY OPERATING STATISTICS:
Integrated branded fuel sales (thousands of gallons) (2)	54,158		66,671
Integrated branded fuel margin (cents per gallon) (2)	1.8	¢	3.5	¢
Non-Integrated branded fuel sales (thousands of gallons) (2)	38,269		52,449
Non-Integrated branded fuel margin (cents per gallon) (2)	(0.2	)¢	0.2	¢

Number of stores (end of period)	307		206
Retail fuel sales (thousands of gallons)	24,871		18,867
Retail fuel sales (thousands of gallons per site per month)	27		31
Retail fuel margin (cents per gallon) (2)	18.4	¢	19.7	¢
Retail fuel sales price (dollars per gallon) (3)	$3.10		$2.32
Merchandise sales	$58,455		$42,040
Merchandise sales (per site per month)	63		67
Merchandise margin (4)	31.4%		30.5%
Capital expenditures	$1,127		$495

(A)	Beginning with the three months ended March 31, 2008, our branded marketing business has been removed from the refining and marketing segment and combined with the retail segment. Information for the three months ended March 31, 2007 has been recast to provide a comparison to the current year results.

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market price. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents per gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(3)	Fuel sales price per gallon represents the average sales price for motor fuels sold through our retail operations.

(4)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Net Sales
          Consolidated. Net sales for the three months ended March 31, 2008 were $1,020.8 million, compared to $965.9 million for the three months ended March 31, 2007, an increase of $54.9 million or 5.7%. This increase was primarily due to increased prices in all segments due to higher crude oil costs.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $772.0 million for the three months ended March 31, 2008, compared to $721.8 million for the three months ended March 31, 2007, an increase of $50.2 million or 7.0%. This increase was primarily due to significantly higher prices. The average price of Gulf Coast unleaded gasoline for the first quarter of 2008 increased approximately $0.804 per gallon to $2.431 per gallon, compared to $1.627 per gallon in the first quarter of 2007, an increase of 49.4%, and the average Gulf Coast low-sulfur diesel price increased by approximately $1.015 per gallon to $2.811 per gallon in the first quarter of 2008 as compared to $1.796 per gallon in the first quarter of 2007. Our average refinery throughput in Big Spring decreased by 36,181 bpd to 27,270 bpd in the first quarter of 2008, compared to 65,451 bpd during the first quarter of 2007 due to the fire on February 18, 2008. While our throughput decreased we were able to meet supply commitments to our customers through third party purchases. Our average refinery throughput at the California refineries decreased by 21,752 bpd to 37,412 bpd in the first quarter of 2008 compared to 59,164 bpd in the first quarter of 2007 due to reduced runs in response to low refining margins.
          Asphalt Segment. Net sales for our asphalt segment were $103.9 million for the three months ended March 31, 2008, compared to $113.9 million for the three months ended March 31, 2007, a decrease of $10.0 million or 8.8%. This decrease was primarily due to the reduction of third party solvent sales caused by less available supply from the February 18, 2008 Big Spring refinery fire. The reduced sales volume was partially offset by higher asphalt sales prices in the first three months of 2008.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $309.3 million for the three months ended March 31, 2008 compared to $258.4 million for the three months ended March 31, 2007, an increase of $50.9 million or 19.7%. This increase was primarily attributable to increased prices and to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Cost of Sales
          Consolidated. Cost of sales was $969.0 million for the three months ended March 31, 2008, compared to $811.3 million for the three months ended March 31, 2007, an increase of $157.7 million or 19.4%. This increase was primarily due to increased costs in all segments due to higher crude oil prices.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $756.0 million for the three months ended March 31, 2008, compared to $604.3 million for the three months ended March 31, 2007, an increase of $151.7 million or 25.1%, primarily related to higher crude prices. The average price per barrel of WTS crude oil for the first quarter of 2008 increased $39.36 per barrel to $93.33 per barrel, compared to $53.97 per barrel for the first quarter of 2007, an increase of 72.9%.
          Asphalt Segment. Cost of sales for our asphalt segment was $92.1 million for the three months ended March 31, 2008, compared to $95.8 million for the three months ended March 31, 2007, a decrease of $3.7 million or 3.9%. This decrease was primarily due to lower sales volume for the three months ended March 31, 2008.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $285.4 million for the three months ended March 31, 2008, compared to $239.4 million for the three months ended March 31, 2007, an increase of $46.0 million or 19.2%. This increase was primarily attributable to increased motor fuel prices and to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.

Direct Operating Expenses
          Consolidated. Direct operating expenses were $42.3 million for the three months ended March 31, 2008, compared to $49.3 million for the three months ended March 31, 2007, a decrease of $7.0 million or 14.2%.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended March 31, 2008 were $30.5 million, compared to $38.4 million for the three months ended March 31, 2007, a decrease of $7.9 million or 20.6%. This decrease is primarily due to costs incurred to repair the Big Spring refinery reported in net costs associated with fire on the Consolidated Statements of Operations.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2008 were $11.8 million, compared to $10.8 million for the three months ended March 31, 2007, an increase of $1.0 million or 9.3%. This increase was primarily due to higher fuel costs at the terminal locations.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended March 31, 2008 were $28.9 million, compared to $22.5 million for the three months ended March 31, 2007, an increase of $6.4 million or 28.4%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended March 31, 2008 were $4.4 million, compared to $5.0 million for the three-month period ended March 31, 2007, a decrease of $0.6 million or 12.0%.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2008 were $1.4 million, compared to $0.6 million for the three months ended March 31, 2007, an increase of $0.8 million.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended March 31, 2008 were $22.9 million, compared to $16.9 million for the three months ended March 31, 2007, an increase of $6.0 million or 35.5%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Depreciation and Amortization
          Depreciation and amortization for the three months ended March 31, 2008 was $13.7 million, compared to $14.4 million for the three months ended March 31, 2007. This decrease was primarily attributable to decreased depreciation of $0.8 for the temporarily idled facilities at the Big Spring refinery reported in net costs associated with fire.
Operating Income
          Consolidated. Operating loss for the three months ended March 31, 2008 was $47.3 million, compared to $69.3 million operating income for the three months ended March 31, 2007, a decrease of $116.6 million.
          Refining and Unbranded Marketing Segment. Operating income decreased by $105.3 million to a loss of $42.6 million for the three months ended March 31, 2008 compared to income of $62.7 million for the three months ended March 31, 2007. Our Big Spring refinery operating margin for the three months ended March 31, 2008 decreased $7.45 per barrel to $6.54 per barrel, compared to $13.99 per barrel in the three months ended March 31, 2007. The decrease was primarily attributable to the fire on February 18, 2008 and a decrease in the Gulf Coast 3/2/1 crack spread of 26.1% to an average of $9.42 per barrel in the three months ended March 31, 2008 compared to an average of $12.75 per barrel in the three months ended March 31, 2007.
          Our California refineries operating margin for the three months ended March 31, 2008 decreased $6.98 per barrel to ($0.39) per barrel, compared to $6.59 per barrel for the three months ended March 31, 2007. The decrease was primarily attributable to a 49.1% decrease in the West Coast 3/2/1 crack spread to $16.53 per barrel for the three months ended March 31, 2008 from $32.49 per barrel for the three months ended March 31, 2007.
          Asphalt Segment. Operating loss for our asphalt segment was $1.9 million for the three months ended March 31, 2008, compared to income of $6.3 million for the three months ended March 31, 2007, a decrease of $8.2 million. This decrease was primarily due to lower sales volumes and margins. Asphalt margins decreased $8.39 per ton or 16.5% to $42.31 per ton for the three months ended March 31, 2008 compared to $50.70 per ton for the same period in 2007.
          Retail and Branded Marketing Segment. Operating loss for our retail and branded marketing segment was $2.4 million for the three months ended March 31, 2008, compared to $0.7 million income for the three months ended March 31, 2007, a decrease of $3.1 million. This decrease was primarily due to lower fuel sales margins and higher expenses.
Interest Expense
          Interest expense was $10.7 million for the three months ended March 31, 2008, compared to $11.4 million for the three months ended March 31, 2007, a decrease of $0.7 million or 6.1%. This decrease is due to lower interest rates partially offset by increased borrowings for the acquisition of Skinny’s, Inc. during the second quarter of 2007.
Income Tax Expense(Benefit)
          Income tax expense was a $21.1 million benefit for the three months ended March 31, 2008, compared to $22.0 million expense for the three months ended March 31, 2007. This decrease resulted from our net loss in the first quarter of 2008 compared to net income in the first quarter of 2007. Our effective tax rate was 37.1% for the first quarter of 2008, compared to an effective tax rate of 37.0% for the first quarter of 2007.
Minority Interest In Income (Loss) Of Subsidiaries
          Minority interest in income (loss) of subsidiaries represents the proportional share of net income (loss) related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Minority interest in income (loss) of subsidiaries was negative ($2.2) million for the three months ended March 31, 2008, compared to $1.9 million for the three months ended March 31, 2007, a decrease of $4.1million. This decrease was attributable to our net loss in the quarter as a result of the factors discussed above.
Net Loss
          Net loss was $33.6 million for the three months ended March 31, 2008, compared to net income of $35.6 million for the three months ended March 31, 2007, a decrease of $70.4 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. As a result of the fire at our Big Spring refinery on February 18, 2008, we expect these amounts to be supplemented by insurance recoveries. The applicable insurance policies provide us with a combined single limit of $385.0 million for property damage, with a $2 million deductible, and business interruption coverage with a 45 day waiting period. We also have third party liability insurance with a limit of $150.0 million and a $5.0 million deductible. We believe that the aforementioned sources of funds and other capital resources will be sufficient to satisfy the cash requirements we anticipate for the repair of the Big Spring refinery as well as to satisfy the anticipated cash requirements associated with our business during the next 12 months.

          Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business and a final determination of the cost and timing of repairs required as a result of, and insurance recoveries resulting from, the fire at the Big Spring refinery.
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
Cash Flows
          The following table sets forth our consolidated cash flows for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(49,624)	$38,868
Investing activities	16,868	(8,876)
Financing activities	(4,724)	(5,662)

Net (decrease) increase in cash and cash equivalents	$(37,480)	$24,330

Cash Flows (Used In) Provided by Operating Activities
          Net cash used in operating activities during the three months ended March 31, 2008 was $49.6 million, compared to cash provided by operating activities of $38.9 million during the three months ended March 31, 2007. The net change in cash provided by operating activities is primarily attributable to lower net income during the three months ended March 31, 2008.
Cash Flows Provided By (Used In) Investing Activities
          Net cash provided by investing activities was $16.9 million during the three months ended March 31, 2008, compared to net cash used in investing activities of $8.9 million during the three months ended March 31, 2007. The net change in cash provided by investing activities is primarily attributable to the sale of short term investments generating cash of $27.3 million.
Cash Flows Used In Financing Activities
          Net cash used in financing activities was $4.7 million during the three months ended March 31, 2008, compared to $5.7 million during the three months ended March 31, 2007. The net change in cash used in financing activities is primarily attributable to $2.1 million in fees paid to lending institutions associated with the Paramount Credit Facility during 2007.

Cash Position and Indebtedness
          We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly rated instruments issued by financial institutions or government entities with strong credit standings. As of March 31, 2008, our total cash, cash equivalents and short term investments were $31.1 million and we had total debt of $533.9 million.
     Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of March 31, 2008:

	As of March 31, 2008
		(dollars in thousands)
	Amount Outstanding	Total Facility	Total Availability (1)
Debt, including current portion:
Term loan credit facility	$442,125	$442,125	$—
Revolving credit facilities	—	540,000	314,103
Retail credit facilities	91,759	91,759	—

Totals	$533,884	$1,073,884	$314,103

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of March 31, 2008 which was $314.1 million or (b) total borrowing base less outstanding borrowings and letters of credit as of March 31, 2008 which was $367.4 million.
Credit Facilities
     Credit Suisse Credit Facility. On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. On August 4, 2006, we borrowed $400.0 million as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, we borrowed an additional $50.0 million as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of 1% per annum are to be paid in quarterly installments. At March 31, 2008 and December 31, 2007, the outstanding balance was $442.1 million and $443.3 million, respectively.
     The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries. The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of our retail subsidiaries.
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
     Borrowing availability under the IDB Credit Facility is limited at any time to the lesser of the total current size of the credit facility at that time, or the amount of the borrowing base under the facility. As of March 31, 2008, the borrowing base under the IDB Credit Facility was $227.6 million. The entire IDB Credit Facility is available in the form of letters of credit and revolving loans. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum. The IDB Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and the subsidiaries of Alon Paramount Holdings, Inc. (“Alon Holdings”) (excluding Alon Pipeline Logistics, LLC (“Alon Logistics”)). The IDB Credit Facility is secured by a first lien on cash, accounts receivable, inventories and related assets and a second lien on our fixed assets, excluding assets of our retail subsidiaries and the subsidiaries of Alon Holdings (excluding Alon Logistics).
     The IDB Credit Facility expires on January 1, 2010. As of March 31, 2008 and December 31, 2007 there were no borrowings outstanding and approximately $111.0 and $113.5 million, respectively, of letters of credit outstanding under the IDB Credit Facility.
     Bank of America Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (“Paramount Credit Facility”) with Bank of America N.A. as agent, sole lead arranger and book manager, primarily secured by a first lien on cash, accounts receivable and inventory of Alon Holdings (excluding Alon Logistics) and second lien on the remaining assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility was further amended on March 30, 2007. Borrowing availability under the Paramount Credit Facility is limited at any time to the lesser of $300.0 million or the amount of the borrowing base under the facility. At March 31, 2008, the borrowing base under the Paramount Credit Facility was $365.7 million. Amounts borrowed under the Paramount Credit Facility accrue interest at the London Interbank Offering Rate (LIBOR) plus a margin based on excess availability. Based on the availability as of December 31, 2007, such margin would be 1.25% over LIBOR. The Paramount Credit Facility expires on February 28, 2012. Paramount is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility. There were no borrowings outstanding under the Paramount Credit Facility at March 31, 2008 and December 31, 2007 and outstanding letters of credit were approximately $114.9 million and $90.6 million, respectively.
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
     Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At March 31, 2008 and December 31, 2007, $90.8 million and $92.4 million, respectively, were outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
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
     The Amended Wachovia Credit Facility contains customary restrictive covenants on activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments.
     Other Retail Related Credit Facilities. In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. The outstanding balance was $1.0 million at March 31, 2008 and December 31, 2007, respectively.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2008 is $93.5 million, of which $36.0 million is related to regulatory and compliance projects, $13.5 million is related to turnaround and chemical catalyst, and $44.0 million is related to various improvement and sustaining projects. Approximately $10.8 million has been spent as of March 31, 2008.
          Clean Air Capital Expenditures. We expect to spend approximately $19.3 million in the aggregate in 2008 and 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $13.5 million during 2008 relating to turnaround and chemical catalyst. Approximately $1.6 million has been spent as of March 31, 2008 compared to $4.7 million for the same period in 2007.
Contractual Obligations and Commercial Commitments
          There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalyst replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2007.
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
          We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2008, we held approximately 4.4 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $44.81 per barrel. Market value exceeded carrying value of LIFO costs by $174.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4.4 million.
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
          The following table provides information about our derivative commodity instruments as of March 31, 2008:

			Wtd Avg
Description	Contract	Wtd Avg	Receive	Contract	Market	Pre-tax Fair
of Activity	Volumes	Pay Price	Price	Value	Value	Value
				(in thousands)
Forwards-long (Gasoline)	25,000	$116.00	$—	$2,900	$2,835	$(65)
Forwards-long (Crude)	780,000	102.70	—	80,107	76,874	(3,233)
Forwards-short (Crude)	(780,000)	—	102.65	(80,064)	(76,874)	3,190
Futures-long (Crude)	20,000	107.59	—	2,152	2,032	(120)
Futures-short (Crude)	(200,000)	—	105.45	(21,090)	(20,316)	774
Futures-short (Heating Oil)	(15,000)	—	123.15	(1,847)	(1,831)	16
Futures-long (RBOB)	50,000	112.98	—	5,649	5,517	(132)

Interest Rate Risk
          As of March 31, 2008, $533.9 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and 1.5% per annum, respectively. As of March 31, 2008, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $1.8 million per annum.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 5, 2008, SEC File No. 001-32567).

10.2*	Description of Annual Bonus Plans.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory arrangements.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: May 6, 2008	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: May 6, 2008	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: May 6, 2008	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 5, 2008, SEC File No. 001-32567).

10.2*	Description of Annual Bonus Plans.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory arrangements.