Form 10-Q
period 2008-06-30
Alon USA Energy, Inc.
filed 2008-08-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2008 was 46,814,021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,896	$68,615
Short-term investments	—	27,296
Accounts and other receivables, net	277,091	228,987
Income tax receivable	55,564	35,244
Inventories	290,898	300,689
Prepaid expenses and other current assets	7,331	12,231

Total current assets	644,780	673,062

Equity method investments	42,196	40,092
Property, plant and equipment, net	878,599	713,592
Goodwill	105,943	105,943
Other assets	65,616	48,697

Total assets	$1,737,134	$1,581,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427,622	$291,339
Accrued liabilities	87,394	82,184
Current portion of deferred gain on disposition of assets	—	8,805
Fair value of derivative liability	24,500	—
Current portion of long-term debt	7,945	11,154

Total current liabilities	547,461	393,482

Other non-current liabilities	90,187	58,637
Deferred gain on disposition of assets	—	33,832
Long-term debt	571,017	525,461
Deferred income tax liability	180,132	166,052

Total liabilities	1,388,797	1,177,464

Commitments and contingencies (note 16)
Minority interest in subsidiaries	14,746	16,155

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,814,021 and 46,808,444 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	468	468
Additional paid-in capital	183,294	182,932
Accumulated other comprehensive loss, net of income tax	(43,576)	(8,135)
Retained earnings	193,405	212,502

Total stockholders’ equity	333,591	387,767

Total liabilities and stockholders’ equity	$1,737,134	$1,581,386

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales (1)	$1,244,671	$1,187,181	$2,265,434	$2,153,086
Operating costs and expenses:
Cost of sales	1,252,392	929,575	2,221,389	1,740,836
Direct operating expenses	40,546	54,746	82,835	104,029
Selling, general and administrative expenses	27,802	27,522	56,656	50,060
Net costs associated with fire	9,374	—	25,836	—
Depreciation and amortization	13,507	11,153	27,252	25,595

Total operating costs and expenses	1,343,621	1,022,996	2,413,968	1,920,520

Gain on involuntary conversion of assets	96,588	—	96,588	—
Gain on disposition of assets	42,935	2,525	45,246	3,480

Operating income (loss)	40,573	166,710	(6,700)	236,046
Interest expense	(10,736)	(11,669)	(21,392)	(23,087)
Equity earnings of investees	1,292	3,936	1,608	4,540
Other income, net	373	2,291	1,118	3,181

Income (loss) before income tax expense (benefit) and minority interest in income (loss) of subsidiaries	31,502	161,268	(25,366)	220,680
Income tax expense (benefit)	11,860	59,650	(9,233)	81,621

Income (loss) before minority interest in income (loss) of subsidiaries	19,642	101,618	(16,133)	139,059
Minority interest in income (loss) of subsidiaries	1,415	6,005	(782)	7,881

Net income (loss)	$18,227	$95,613	$(15,351)	$131,178

Earnings (loss) per share, basic	$0.39	$2.05	$(0.33)	$2.81

Weighted average shares outstanding (in thousands)	46,782	46,758	46,782	46,758

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

(1)	Includes excise taxes on sales by the retail segment of $9,319 and $7,305 for the three months and $18,973 and $14,613 for the six months ended June 30, 2008 and 2007, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(15,351)	$131,178
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	27,252	25,595
Stock compensation	222	2,140
Deferred income tax expense	30,605	(417)
Minority interest in income (loss) of subsidiaries	(782)	7,881
Equity earnings of investees (net of dividends)	(239)	(2,095)
Gain on involuntary conversion of assets	(96,588)	—
Gain on disposition of assets	(45,246)	(3,480)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(74,244)	(116,956)
Inventories	9,791	5,137
Prepaid expenses and other current assets	(920)	5,818
Other assets	549	(645)
Accounts payable	136,282	80,138
Accrued liabilities	(9,337)	27,317
Other non-current liabilities	(4,070)	(2,703)

Net cash (used in) provided by operating activities	(42,076)	158,908

Cash flows from investing activities:
Capital expenditures	(19,524)	(17,667)
Capital expenditures to rebuild the Big Spring refinery	(160,341)	—
Turnaround and chemical catalyst expenditures	(2,069)	(5,137)
Acquisition of Skinny’s	—	(77,185)
Proceeds from insurance to rebuild the Big Spring refinery	121,918	—
Escrow deposit and costs relating to the Krotz Springs refinery acquisition	(18,283)	—
Sale of short-term investments, net	27,296	—

Net cash used in investing activities	(51,003)	(99,989)

Cash flows from financing activities:
Dividends paid to minority interest stockholders	(242)	(226)
Dividends paid to stockholders	(3,745)	(3,745)
Deferred debt issuance costs	—	(2,235)
Revolving credit facilities, net	51,000	—
Additions to long-term debt	—	46,167
Payments on long-term debt	(8,653)	(3,378)

Net cash provided by financing activities	38,360	36,583

Net change in cash and cash equivalents	(54,719)	95,502
Cash and cash equivalents, beginning of period	68,615	64,166

Cash and cash equivalents, end of period	$13,896	$159,668

Supplemental cash flow information:
Cash paid for interest	$19,674	$19,819

Cash paid for income tax, net of refunds	$22,229	$48,972

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
          (c) New Accounting Standards
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosure about Derivative Instruments and Hedging Activities, which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. The statement is effective for fiscal years, and interim periods within those fiscals years, beginning on or after November 15, 2008. Since SFAS No. 161 only affects disclosure requirements, there will be no effect on Alon’s results of operations or financial position.
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
          d) Reclassifications
          Certain reclassifications have been made to the prior period balances to conform to the current presentation.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (2) Big Spring Refinery Fire
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008. The units destroyed and damaged in the fire are in the process of being rebuilt and repairs to damaged equipment are also underway. Alon’s insurance policies provide a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150,000 and a $5,000 deductible.
          For purposes of financial reporting, Alon records costs associated with the fire on a pre-tax basis net of anticipated insurance recoveries and has reflected this as a separate line item on the consolidated statements of operations. For the three and six months ended June 30, 2008, Alon has recorded pre-tax costs of $9,374 and $25,836, respectively, associated with the fire. The components of the net costs as of June 30, 2008 include: $8,374 and $18,046 for the three and six months ended June 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $1,000 and $7,000 for the three and six months ended June 30, 2008, respectively, for Alon’s insurance deductibles under the insurance policies described above; and depreciation for the temporarily idled facilities of $790 for the six months ended June 30, 2008.
          Gross costs for which insurance recoveries have been recognized as of June 30, 2008 were $155,219, which includes costs associated with: the demolition of destroyed equipment and clean up of the impacted area; inspections and repairs to damaged facilities; losses of crude oil and product inventory and capital expenditures incurred in the rebuild efforts of the Big Spring refinery.
          Alon has received $200,000 of insurance proceeds as advances on work performed with $150,000 received through June 2008 and $50,000 received in July 2008.
          With the insurance proceeds received of $150,000 through June 30, 2008, an involuntary gain on conversion of assets has been recorded of $96,588 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $28,082 incurred through June 30, 2008. Property, plant and equipment has increased in the second quarter of 2008 due to the rebuild efforts at the Big Spring refinery.
     (3) Acquisitions and Deferred Gain Recognition
          Skinny’s Acquisition
          On June 29, 2007, Alon completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price for Skinny’s, Inc. was $70,200 plus adjustments of $5,129 for working capital and debt. The total consideration was $75,329 after certain post-closing adjustments, which were finalized in the fourth quarter of 2007. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon markets motor fuels sold at these stores primarily under the FINA brand and primarily supplies such fuels from its Big Spring refinery.
          In conjunction with the Skinny’s, Inc. acquisition, Alon completed a borrowing of $46,167 on June 29, 2007 under its Amended Wachovia Credit Facility (note 12).
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
          Deferred Gain Recognition
          A gain on disposition of assets of $42,935 recognized for the three and six months ended June 30, 2008 represented all the remaining deferred gain associated with the contribution of certain pipelines and terminals to Holly Energy Partners, LP (“HEP”) in March 2005 and was due to the termination of an indemnification agreement with HEP.
     (4) Segment Data
          In the first quarter of 2008, Alon modified its presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment has been combined with the retail segment in contemplation of a planned reorganization later in 2008 to combine these businesses under a separating operating division within Alon. Prior segment results have been changed to conform to the current year presentation. The reportable operating segments are strategic business units that offer different products and services. The segments are managed separately as each segment requires unique technology, strategies and distinct operational emphasis. Each operating segment’s performance is evaluated primarily based on operating income.
          (a) Refining and Unbranded Marketing Segment
          Alon’s refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”). At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 306 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States through a network of approximately 1,070 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and approximately 55% of the motor fuels marketed in Alon’s branded business were supplied by Alon’s Big Spring refinery. As a result of the February 18, 2008 fire, branded marketing primarily acquired motor fuels from third-party suppliers during the period the refinery was down and to a lesser extent when the refinery began partial production on April 5, 2008.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
          Segment data as of and for the three-month and six-month periods ended June 30, 2008 and 2007 are presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended June 30, 2008	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$690,122	$177,277	$377,272	$—	$1,244,671
Intersegment sales/purchases	179,437	(99,773)	(79,664)	—	—
Depreciation and amortization	9,210	536	3,538	223	13,507
Operating income (loss)	38,462	2,653	(168)	(374)	40,573
Total assets	1,218,458	267,011	241,353	10,312	1,737,134
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	170,723	62	40	319	171,144

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended June 30, 2007	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$663,174	$181,445	$342,562	$—	$1,187,181
Intersegment sales/purchases	159,724	(112,832)	(46,892)	—	—
Depreciation and amortization	8,882	558	1,512	201	11,153
Operating income (loss)	145,033	12,196	9,812	(331)	166,710
Total assets	1,023,628	385,386	249,023	8,185	1,666,222
Turnaround, chemical catalyst and capital expenditures	10,740	1,024	1,469	305	13,538

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Six Months ended June 30, 2008	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$1,297,691	$281,217	$686,526	$—	$2,265,434
Intersegment sales/purchases	343,907	(201,692)	(142,215)	—	—
Depreciation and amortization	18,840	1,068	6,898	446	27,252
Operating income (loss)	(4,099)	724	(2,577)	(748)	(6,700)
Total assets	1,218,458	267,011	241,353	10,312	1,737,134
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	180,034	275	1,167	458	181,934

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Six Months ended June 30, 2007	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$1,256,771	$295,391	$600,924	$—	$2,153,086
Intersegment sales/purchases	287,946	(206,876)	(81,070)	—	—
Depreciation and amortization	21,256	1,055	2,849	435	25,595
Operating income (loss)	207,774	18,457	10,467	(652)	236,046
Total assets	1,023,628	385,386	249,023	8,185	1,666,222
Turnaround, chemical catalyst and capital expenditures	19,253	1,160	1,964	427	22,804

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Operating income (loss) for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, net costs associated with fire, depreciation and amortization, gain on involuntary conversion of assets and gain on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
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
     (6) Fair Value
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table sets forth the liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2008
Liabilities:
Futures and forwards	$2,706	$—	$—	$2,706
Commodity swaps	—	52,966	—	52,966
Interest rate swaps	—	6,886	—	6,886
December 31, 2007
Liabilities:
Futures and forwards	4,250	—	—	4,250
Interest rate swaps	—	3,000	—	3,000
     (7) Derivative Financial Instruments
     Commodity Derivatives — Mark to Market
          Alon selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Alon does not speculate using derivative instruments. Alon has elected not to designate the following commodity derivatives as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of the commodity derivatives are included in income in the period of the change. There is not a significant credit risk on Alon’s derivative instruments which are transacted through counterparties meeting established collateral and credit criteria. Crude oil and refined product forward contracts are used to manage price exposure associated with transactions to supply crude oil to the refineries and to the sale of refined products.
          At June 30, 2008, Alon held net forward contracts for purchases of 10,000 barrels of diesel and purchases and sales of 25,000 barrels of gasoline at an average price of $154.09 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $58 has been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2008.
          At June 30, 2008, Alon also held net futures contracts for sales of 285,000 barrels of crude oil and purchases and sales of 16,000 barrels of heating oil at an average price of $130.71 per barrel. At June 30, 2007, Alon held net futures contracts for sales of 120,000 barrels of crude oil, purchases and sales of 25,000 barrels of refined products and purchases and sales of 105,000 barrels of heating oil at an average price of $64.89 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $2,649 and $695 has been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2008 and 2007, respectively.
     Cash Flow Hedges
          To designate a derivative as a cash flow hedge, Alon documents at the inception of the hedge the assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings when the underlying transaction occurs.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
Interest Rate Derivatives
          Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of June 30, 2008, Alon had interest rate swap agreements with a notional amount of $350,000 for notional periods of three to five years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the six months ended June 30, 2008, Alon recognized in accumulated other comprehensive income unrealized after-tax losses of $2,072 for the fair value measurement of the interest rate swaps. For the three and six months ended June 30, 2008, there were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three and six months ended June 30, 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Commodity Derivatives
          In May 2008, as part of financing the acquisition of the Krotz Springs, Louisiana refinery (note 17), Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. For the three and six months ended June 30, 2008, Alon recognized in accumulated other comprehensive income an unrealized after-tax loss of $33,364 related to these cash flow hedges. Any adjustments from accumulated comprehensive income to cost of sales will occur over a period of 27 months, beginning August 1, 2008, but the amount ultimately realized into income will differ as commodity prices change. For the three and six months ended June 30, 2008, there were no amounts reclassified from accumulated other comprehensive income to income as a result of the discontinuance of cash flow hedge accounting.
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
          Carrying value of inventories consisted of the following:

	June 30,	December 31,
	2008	2007
Crude oil, refined products, asphalt and blendstocks	$250,521	$261,816
Materials and supplies	13,257	12,789
Store merchandise	17,828	18,197
Store fuel	9,292	7,887

Total inventories	$290,898	$300,689

          Crude oil, refined products, asphalt and blendstock inventories totaled 4,824 barrels and 5,140 barrels as of June 30, 2008 and December 31, 2007, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Market values exceeded LIFO costs by $304,364 and $136,755 at June 30, 2008 and December 31, 2007, respectively.
     (9) Property, Plant and Equipment, net
          Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Refining facilities	$823,302	$645,653
Pipelines and terminals	45,195	45,158
Retail	132,832	131,556
Other	12,321	12,271

Property, plant and equipment, gross	1,013,650	834,638
Less accumulated depreciation	(135,051)	(121,046)

Property, plant and equipment, net	$878,599	$713,592

     (10) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.
          (a) Other Assets

	June 30,	December 31,
	2008	2007
Deferred turnaround, chemical catalyst expenditures	$9,627	$9,232
Environmental receivables	8,939	9,425
Deferred debt issuance costs	10,382	11,286
Intangible assets	7,334	7,488
Escrow deposit and costs relating to the Krotz Springs refinery acquisition	18,283	—
Other	11,051	11,266

Total other assets	$65,616	$48,697

          (b) Other Non-Current Liabilities

	June 30,	December 31,
	2008	2007
Pension and other post-employment benefit liabilities	$12,865	$14,137
Environmental liabilities	33,356	34,992
Fair value of derivative liability	28,466	—
Other	15,500	9,508

Total other non-current liabilities	$90,187	$58,637

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (c) Comprehensive Income
          The following table displays the computation of total comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$18,227	$95,613	$(15,351)	$131,178

Other comprehensive loss, net of tax:
Adjustments for pension and post-employment benefits	—	—	—	—
Unrealized loss on cash flow hedges	(26,242)	—	(35,441)	—

Other comprehensive loss	(26,242)	—	(35,441)	—

Total comprehensive loss	$(8,015)	$95,613	$(50,792)	$131,178

          The following table displays the components of accumulated other comprehensive loss, net of tax.

	June 30,	December 31,
	2008	2007
Unrealized losses on cash flow hedges, net of tax	$(37,391)	$(1,950)
Pension and post-employment benefits, net of tax	(6,185)	(6,185)

Accumulated other comprehensive loss, net of tax	$(43,576)	$(8,135)

     (11) Employee and Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Alon’s estimated contributions during 2008 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2007. For the six months ended June 30, 2008 and 2007, Alon contributed $1,735 and $1,555, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$457	$507	$914	$1,014
Interest cost	748	665	1,496	1,330
Expected return on plan assets	(822)	(704)	(1,644)	(1,408)
Amortization of net loss	(147)	134	(94)	268

Net periodic benefit cost	$236	$602	$672	$1,204

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (12) Long-Term Debt
          A summary of Alon’s long-term debt follows:

	June 30,	December 31,
	2008	2007
Term loan credit facility	$437,810	$443,250
Revolving credit facilities	51,000	—
Retail credit facilities	90,152	93,365

Total debt	578,962	536,615
Less current portion	(7,945)	(11,154)

Total long-term debt	$571,017	$525,461

          (a) Credit Suisse Credit Facility
          On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of $4,500 per annum are to be paid in quarterly installments. At June 30, 2008 and December 31, 2007, the outstanding balance was $437,810 and $443,250, respectively.
          The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition (note 17). The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
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
          (b) Revolving Credit Facilities
          Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York, or Israel Discount Bank, acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The size of the facility as of June 30, 2008 is $240,000, while the borrowing base at June 30, 2008 was $322,556.
          The IDB Credit Facility will mature on January 1, 2010. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
          There was $27,000 outstanding under the IDB Credit Facility at June 30, 2008 and zero outstanding at December 31, 2007. As of June 30, 2008 and December 31, 2007, outstanding letters of credit under the IDB Credit Facility were $121,893 and $113,490, respectively.
          Bank of America Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (“Paramount Credit Facility”) with Bank of America N.A. as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowing availability under the Paramount Credit Facility is limited at any time to the lesser of $300,000 or the amount of the borrowing base under the facility. At June 30, 2008, the borrowing base under the Paramount Credit Facility was $460,970. Amounts borrowed under the Paramount Credit Facility accrue interest at the London Interbank Offering Rate (“LIBOR”) plus a margin based on excess availability. Based on the excess availability as of June 30, 2008, such margin would be 1.50%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          There was $24,000 outstanding under the Paramount Credit Facility at June 30, 2008 and zero outstanding at December 31, 2007. As of June 30, 2008 and December 31, 2007, outstanding letters of credit under the Paramount Credit Facility were $153,025 and $90,557, respectively.
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
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At June 30, 2008 and December 31, 2007, the outstanding balance of this loan was $89,194 and $92,361, respectively, and there were no further amounts available for borrowing.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (d) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At June 30, 2008 and December 31, 2007, the outstanding balances were $958 and $1,005, respectively.
     (13) Stock-Based Compensation
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
          Compensation expense for the restricted stock grants amounted to $62 for the six months ended June 30, 2008 and is included in our selling, general and administrative expenses. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.
          The following table summarizes the restricted share activity from January 1, 2007:

		Weighted Average
Restricted Shares:	Number of Shares	Grant Date Fair Values
Nonvested at January 1, 2007	49,079	$20.27
Granted	2,001	37.51
Vested	(24,162)	20.06
Forfeited	—	—

Nonvested at December 31, 2007	26,918	$21.74
Granted	5,577	13.45
Vested	(1,418)	35.28
Forfeited	—	—

Nonvested at June 30, 2008	31,077	$19.63

          As of June 30, 2008, there was $140 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years. The fair value of shares vested to date in 2008 is $19.
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
          Compensation expense for the SARs grants amounted to $545 and $342 for the six months ended June 30, 2008 and 2007, respectively.
          (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was ($385) and $1,665 for the six months ended June 30, 2008 and 2007, respectively.
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the six months ended June 30, 2008 and for the year ended December 31, 2007 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Outstanding at January 1, 2007	6,848	$100	2,572	$100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100

Outstanding at December 31, 2007	5,216	100	1,959	100
Granted	—	—	—	—
Exercised	(404)	100	(152)	100

Outstanding at June 30, 2008	4,812	$100	1,807	$100

          The intrinsic value of options exercised to date in 2008 is $771.
     (14) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On both March 14, 2008, and June 13, 2008, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock.
     (15) Earnings (Loss) Per Share (per share in dollars)
          Basic earnings (loss) per share are calculated as net income (loss) divided by the average number of shares of common stock outstanding. Diluted earnings (loss) per share include the dilutive effect of restricted shares and SARs using the treasury stock method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The calculation of earnings (loss) per share, basic and diluted for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$18,227	$95,613	$(15,351)	$131,178
Average number of shares of common stock outstanding	46,782	46,758	46,782	46,758
Dilutive restricted shares	20	42	—	39

Average number of shares of common stock outstanding assuming dilution	46,802	46,800	46,782	46,797

Earnings (loss) per share — basic	$0.39	$2.05	$(0.33)	$2.81

Earnings (loss) per share — diluted*	$0.38	$2.00	$(0.33)	$2.76

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three months ended June 30, 2008 was $675. The effects of the six months ended June 30, 2008 are anti-dilutive and therefore excluded from the calculation.
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
          (b) Contingencies
          Alon is involved in various claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material adverse effect on Alon’s financial position, results of operations or liquidity.
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
          Alon has accrued environmental remediation obligations of $36,308 ($2,952 current payable and $33,356 non-current liability) at June 30, 2008 and $37,944 ($2,952 current payable and $34,992 non-current liability) at December 31, 2007.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,615 and non-current receivable of $8,207 at June 30, 2008.
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $1,500 and non-current receivable of $732 at June 30, 2008.
     (17) Subsequent Event
          Acquisition of Krotz Springs Refinery
          On July 3, 2008, Alon completed the acquisition of a refinery located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus approximately $140,000 for working capital, including inventories. The completion of the Krotz Springs refinery acquisition is expected to increase Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including four refineries located on the West Coast, West Texas and Gulf Coast.
          The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southeast and East Coast markets through the low-cost Colonial pipeline. The 2007 refined product mix from the Krotz Springs refinery consisted of approximately 96% light products, with the following yields: 44% gasoline, 44% distillates and light cycle oils, 8% petrochemicals and 4% of heavy products.
          Alon, through a subsidiary, Alon Refining Krotz Springs, Inc., (“ARKS”), entered into a $302,000 term loan to finance a portion of the acquisition and provide collateral for a commodity hedge program. The term loan borrowings bear interest at a rate of Eurodollar plus 7.50% per annum (subject to a Eurodollar floor of 3.25%) with interest payments due periodically. The term loan matures July 3, 2014.
          ARKS may prepay all or a portion of the outstanding loan balance under this term loan at any time with no prepayment premium.
          In addition, Bank of America arranged a $400,000 revolving credit facility with a $100,000 accordion feature to purchase initial inventories and support ongoing working capital needs. At closing, ARKS borrowed approximately $143,000 under the facility to finance a portion of the acquisition. The Bank of America facility bears interest at LIBOR plus an applicable margin. The margin is determined quarterly by reference to the fixed charge coverage ratio of ARKS. The applicable margin is fixed at 2% until March 31, 2009. The facility terminates on July 3, 2013.
          Funds for a portion of the purchase price were provided through an $80,000 equity investment by Alon Israel Oil Company, Ltd. in preferred stock of a new Alon holding company subsidiary, which may be exchanged for shares of Alon common stock after three years. The shares of the new subsidiary have a par value of $1,000.00 per share and accrue dividends at a rate of 10.75% per annum. The dividends are payable quarterly. In addition, Alon Israel Oil Company, Ltd. provided for the issuance of $55,000 in letters of credit to support increased borrowing capacity under the Bank of America revolving credit facility. A committee of independent and disinterested members of Alon’s board of directors negotiated and approved these transactions.
          In connection with the acquisition, Alon and Valero entered into an earnout agreement that provides for up to three annual payments to Valero, based upon the average market prices for crude oil, regular unleaded gasoline and ultra low sulfur diesel for the immediately preceding twelve month period, as compared to established minimum thresholds.
          Alon and Valero also entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low sulfur diesel, jet fuel, light cycle oil, high sulfur No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
          Credit Agreement
          On July 30, 2008, Alon entered into an unsecured credit facility for the issuance of letters of credit in an amount not to exceed $60,000. Letters of credit issued under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility will terminate on January 1, 2010, unless terminated earlier as provided for in the credit agreement.
          SemGroup, LP Bankruptcy
          Alon has potential exposure from product sales for the months of June and July 2008 to subsidiaries of SemGroup, L.P. (together “SemGroup”). On July 21, 2008, SemGroup filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code under Case Number 08-11525 (BLS) in the United States Bankruptcy Court for the District of Delaware.
          As of July 21, 2008, Alon had a receivable balance of approximately $40,000 prior to any offsetting amounts due Alon from SemGroup. Alon is pursuing various legal remedies to protect its interests. Alon is currently unable to quantify the amount of the receivable balance, if any, that is uncollectible.
          Dividend Declared
          On August 6, 2008, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on September 12, 2008 to stockholders of record at the close of business on August 29, 2008.

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
Company Overview
          We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our four sour and heavy crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 250,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks, asphalt, and other petroleum-based products.
          In the first quarter of 2008, we modified our presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment has been combined with the retail segment. Prior segment results have been changed to conform with the current year presentation.
          Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”). These refineries have a combined throughput capacity of approximately 158,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
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
          Asphalt Segment. Our asphalt segment markets asphalt produced at our refineries included in the refining and unbranded marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
          In addition to the Willbridge, refinery our asphalt segment includes 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in marketing patented tire rubber modified asphalt products. We produce both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The locations with a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included in the segment data total assets.
          Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Historically, substantially all of the motor fuel sold through our retail operations and approximately 55% of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the period the refinery was down and to a lesser extent when the refinery began partial production on April 5, 2008. We market gasoline and diesel under the FINA brand name through a network of approximately 1,070 locations, including our convenience stores. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 100 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in East Texas and Arkansas, are supplied with motor fuels we obtain from third-party suppliers.
Second Quarter Operational and Financial Highlights
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008. The units destroyed and damaged in the fire are in the process of being rebuilt and repairs to damaged equipment are also underway. Alon’s insurance policies provide a combined single limit of $385.0 million for property damage, with a $2.0 million deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150.0 million and a $5.0 million deductible.
          Second quarter 2008 operating income was $40.6 million, compared to operating income of $166.7 million in the same period last year. In addition to the losses incurred associated with the fire, the decrease in operating income for the second quarter of 2008 over the second quarter of 2007 includes lost margin opportunity with lower refinery throughput for the quarter at the Big Spring refinery. Operating income was also adversely affected by lower asphalt and refinery margins at the California refineries due to higher costs of crude oil. The California refineries throughput for the second quarter of 2008 continued at reduced rates due to the lower refining margins. Other operational and financial highlights for the second quarter of 2008 include the following:
•	The second quarter of 2008 included a $42.9 million gain recognized on disposition of assets in connection with the contribution of certain pipeline and terminal assets to Holly Energy Partners, LP (“HEP”) in the first quarter of 2005 (“HEP transaction”). The gain recognized in the second quarter of 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP. Additionally, the second quarter of 2008 included a gain of $96.6 million recognized from the involuntary conversion of assets due to the Big Spring refinery fire. Also, $5.5 million of after-tax losses were incurred for insurance deductibles and other incremental costs associated with the Big Spring refinery fire.

•	The combined refineries throughput for the second quarter of 2008 averaged 70,244 bpd, consisting of an average of 32,390 bpd at the Big Spring refinery and an average of 37,854 bpd at the California refineries compared to a combined average of 135,977 bpd in the second quarter of 2007, consisting of an average of 72,660 bpd at the Big Spring refinery and an average of 63,317 bpd at the California refineries.

•	Our average refinery operating margin for the Big Spring refinery decreased $31.39 per barrel to ($7.97) per barrel for the three months ended June 30, 2008, compared to $23.42 per barrel for the three months ended June 30, 2007. This decrease was attributable mainly to the fire on February 18, 2008 and to a lower Gulf Coast 3/2/1 crack spread which decreased by $13.28 per barrel to $12.95 per barrel for the three months ended June 30, 2008 compared to $26.23 per barrel for the three months ended June 30, 2007.

•	The Big Spring refinery operated in a hydroskimming mode in the second quarter of 2008 due to the fire, which resulted in lower refinery light product yields. Light product yields were approximately 54% for the second quarter of 2008 and 84% for the second quarter of 2007.

•	Our California refineries’ operating margin for the three months ended June 30, 2008 decreased $14.46 per barrel to ($6.23) per barrel, compared to $8.23 per barrel for the three months ended June 30, 2007. The decrease was primarily attributable to a 41.5% decrease in the West Coast 3/2/1 crack spread to $23.28 per barrel for the three months ended June 30, 2008 from $39.82 per barrel for the three months ended June 30,

2007 and to higher crude oil prices. MAYA crude oil increased $47.78 per barrel to $103.08 per barrel from $55.30 per barrel during the same period in 2007.

•	The decreased margin environment for the second quarter of 2008 was partially offset by higher sweet/sour and light/heavy crude oil differentials. The average sweet/sour spread for the three months ended June 30, 2008 was $4.62 per barrel compared to $4.56 per barrel for the three months ended June 30, 2007. The average light/heavy spread for the three months ended June 30, 2008 was $20.92 per barrel compared to $9.58 per barrel for the three months ended June 30, 2007.

•	Asphalt margins in the second quarter of 2008 were $35.76 per ton compared to $46.53 per ton in the second quarter of 2007. This decrease was primarily due to higher crude oil prices in the second quarter of 2008.

•	On June 13, 2008, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on May 30, 2008.
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
          The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are essentially commodities, and we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the LIFO inventory valuation methodology, price fluctuations generally have little effect on our financial results.
          Asphalt
          Our earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the transfer prices for asphalt produced at our refineries in the refining and unbranded marketing segment. Asphalt is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. The asphalt segment also conducts operations at and markets asphalt produced by our refinery located in Willbridge, Oregon. In addition to producing asphalt at our refineries, at times when refining margins are unfavorable we opportunistically purchase asphalt from other producers for resale. A portion of our asphalt sales are made using fixed price contracts for delivery of asphalt products at future dates. Because these contracts are priced at the market prices for asphalt at the time of the contract, a change in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, the revenues for our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
          Retail and Branded Marketing
          Our earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our FINA-branded distributors, together with licensing and credit card related fees generated from our FINA-branded distributors and licensees. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
          Our financial condition and operating results over the three and six months ended June 30, 2008 and 2007 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.

          On February 18, 2008, our Big Spring refinery experienced a major fire, as discussed more fully in the Second Quarter Operational and Financial Highlights. On April 5, 2008, the refinery was able to begin partial operation in a 35,000 bpd hydroskimming mode. The major units brought back on line in April included the crude unit, reformer unit, distillate hydrotreater and jet fuel hydrotreater.
          The California refineries operated at reduced throughput rates during the first half of 2008 due to lower refining margins.
          In the second quarter of 2008, an involuntary gain on conversion of assets has been recorded of $96.6 million for the proceeds of $150.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $28.1 million incurred through June 30, 2008.
          The gain on the disposition of assets of $42.9 million recognized in the second quarter of 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.
          On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The total consideration was $75.3 million after certain post-closing adjustments, which were finalized in the fourth quarter of 2007. Of the 102 stores, approximately two-thirds are owned and one-third are leased. We market motor fuels sold at these stores primarily under the FINA brand and primarily supply such fuels from our Big Spring refinery. The acquisition of Skinny’s, Inc. had no impact on our results for the three and six months ended June 30, 2007.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2008 and 2007. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” except for Balance Sheet data as of December 31, 2007 is unaudited.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2008		2007	2008		2007
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales		$1,244,671	$1,187,181		$2,265,434	$2,153,086
Operating costs and expenses:
Cost of sales		1,252,392	929,575		2,221,389	1,740,836
Direct operating expenses		40,546	54,746		82,835	104,029
Selling, general and administrative expenses (1)		27,802	27,522		56,656	50,060
Net costs associated with fire (2)		9,374	—		25,836	—
Depreciation and amortization (3)		13,507	11,153		27,252	25,595

Total operating costs and expenses		1,343,621	1,022,996		2,413,968	1,920,520

Gain on involuntary conversion of assets (4)		96,588	—		96,588	—
Gain on disposition of assets (5)		42,935	2,525		45,246	3,480

Operating income (loss)		40,573	166,710		(6,700)	236,046

Interest expense		(10,736)	(11,669)		(21,392)	(23,087)
Equity earnings of investees		1,292	3,936		1,608	4,540
Other income, net		373	2,291		1,118	3,181

Income (loss) before income tax expense (benefit) and minority interest in income (loss) of subsidiaries		31,502	161,268		(25,366)	220,680
Income tax expense (benefit)		11,860	59,650		(9,233)	81,621

Income (loss) before minority interest in income (loss) of subsidiaries		19,642	101,618		(16,133)	139,059
Minority interest in income (loss) of subsidiaries		1,415	6,005		(782)	7,881

Net income (loss)		$18,227	$95,613		$(15,351)	$131,178

Earnings (loss) per share		$0.39	$2.05		$(0.33)	$2.81

Weighted average shares outstanding (in thousands)		46,782	46,758		46,782	46,758

Cash dividends per share		$0.04	$0.04		$0.08	$0.08

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities		$7,548	$120,040		$(42,076)	$158,908
Investing activities		(67,871)	(91,113)		(51,003)	(99,989)
Financing activities		43,084	42,245		38,360	36,583

OTHER DATA:
Adjusted EBITDA (6)	$	N/A	$181,565	$	N/A	$265,882
Capital expenditures (7)		10,342	13,075		19,524	17,667
Capital expenditures to rebuild the Big Spring refinery		160,341	—		160,341	—
Capital expenditures for turnaround and chemical catalyst		460	463		2,069	5,137

	June 30,	December 31,
	2008	2007

BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$13,896	$95,911
Working capital	97,319	279,580
Total assets	1,737,134	1,581,386
Total debt	578,962	536,615
Total stockholders’ equity	333,591	387,767

(1)	Includes corporate headquarters selling, general and administrative expenses of $151 and $130 for the three months ended June 30, 2008 and 2007, respectively, and $302 and $217 for the six months ended June 30, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(2)	Includes $8,374 and $18,046 for the three and six months ended June 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $1,000 and $7,000 for the three and six months ended June 30, 2008, respectively, for insurance deductibles under the insurance policies; and depreciation for the temporarily idled facilities of $790 for the six months ended June 30, 2008.

(3)	Includes corporate depreciation and amortization of $223 and $201 for the three months ended June 30, 2008 and 2007, respectively, and $446 and $435 for the six months ended June 30, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(4)	With the insurance proceeds received of $150,000 through June 30, 2008, an involuntary gain on conversion of assets has been recorded of $96,588 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $28,082 incurred through June 30, 2008.

(5)	Gain on disposition of assets reported in the three and six months ended June 30, 2008 and 2007 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP,(“HEP”), in March 2005 (“HEP transaction”). The gain recognized in the second quarter of 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(6)	Adjusted EBITDA has not been presented for the three and six month periods ended June 30, 2008. Alon has historically provided Adjusted EBITDA during periods of normal operations because management believes it is helpful for investors to compare Alon’s operating results to other companies in our industry. Due to the limited operations of the Big Spring refinery following the February fire and the costs and expenses incurred to repair affected units, management does not believe a presentation of Adjusted EBITDA for the three and six month periods ended June 30, 2008 is meaningful or useful to investors.

For the three and six month periods ended June 30, 2007, Adjusted EBITDA represents earnings before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors during periods of normal operations because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect the prior claim that minority stockholders have on the income generated by non-wholly-owned subsidiaries;

•	Adjusted EBITDA does not reflect changes in or cash requirements for our working capital needs; and

•	Our calculation of Adjusted EBITDA may differ from EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(dollars in thousands)
Net income	$95,613	$131,178
Minority interest in income of subsidiaries	6,005	7,881
Income tax expense	59,650	81,621
Interest expense	11,669	23,087
Depreciation and amortization	11,153	25,595
Gain on disposition of assets	(2,525)	(3,480)

Adjusted EBITDA	$181,565	$265,882

(7)	Includes corporate capital expenditures of $319 and $305 for the three months ended June 30, 2008 and 2007, respectively, and $458 and $427 for the six months ended June 30, 2008 and 2007, respectively, which are not allocated to our other three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT (A)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$869,559	$822,898	$1,641,598	$1,544,717

Operating costs and expenses:
Cost of sales	917,689	620,591	1,673,646	1,224,894
Direct operating expenses	30,668	42,790	61,141	81,237
Selling, general and administrative expenses	3,679	8,084	8,068	13,062
Net costs associated with fire (2)	9,374	—	25,836	—
Depreciation and amortization	9,210	8,882	18,840	21,256

Total operating costs and expenses	970,620	680,347	1,787,531	1,340,449

Gain on involuntary conversion of assets (3)	96,588	—	96,588	—
Gain on disposition of assets (4)	42,935	2,482	45,246	3,506

Operating income (loss)	$38,462	$145,033	$(4,099)	$207,774

KEY OPERATING STATISTICS:
Total unbranded sales volume (bpd)	55,727	95,432	59,717	95,793
Per barrel of throughput:
Refinery operating margin — Big Spring (5)	$(7.97)	$23.42	$(1.08)	$18.98
Refinery operating margin — CA Refineries (5)	(6.23)	8.23	(4.03)	7.49
Refinery direct operating expense — Big Spring (6)	3.98	3.34	4.91	3.60
Refinery direct operating expense — CA Refineries (6)	5.50	3.59	4.91	3.27
Capital expenditures	9,922	10,277	17,624	14,116
Capital expenditures to rebuild the Big Spring refinery	160,341	—	160,341	—
Capital expenditures for turnaround and chemical catalyst	460	463	2,069	5,137

PRICING STATISTICS:
WTI crude oil (per barrel)	$124.00	$64.88	$111.00	$61.43
WTS crude oil (per barrel)	119.38	60.32	106.35	57.16
MAYA crude oil (per barrel)	103.08	55.30	92.11	50.36
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$12.95	$26.23	$11.19	$19.53
Group III	13.80	31.67	11.95	23.38
West Coast	23.28	39.82	19.91	36.17
Crack spreads (6/1/2/3) (per barrel):
West Coast	$(1.69)	$12.05	$(1.28)	$10.71
Crude oil differentials (per barrel):
WTI less WTS	$4.62	$4.56	$4.65	$4.27
WTI less MAYA	20.92	9.58	18.89	11.08
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$3.067	$2.215	$2.749	$1.923
Gulf Coast low-sulfur diesel	3.648	2.078	3.229	1.937
Group III unleaded gasoline	3.100	2.369	2.774	2.023
Group III low-sulfur diesel	3.644	2.159	3.233	2.013
West Coast LA CARBOB (unleaded gasoline)	3.427	2.650	3.059	2.456
West Coast LA ultra low-sulfur diesel	3.665	2.179	3.232	2.060
Natural gas (per MMBTU)	11.47	7.65	10.14	7.42

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for the three and six months ended June 30, 2007 has been recast to provide a comparison to the current year results.

THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	27,126	83.7	62,058	85.4	26,080	84.6	60,347	87.4
Sweet crude	4,427	13.7	7,200	9.9	3,402	11.0	4,800	6.9
Blendstocks	837	2.6	3,402	4.7	1,348	4.4	3,929	5.7

Total refinery throughput (7)	32,390	100.0	72,660	100.0	30,830	100.0	69,076	100.0

Refinery production:
Gasoline	8,981	28.5	33,726	46.8	11,478	37.8	32,130	46.9
Diesel/jet	7,876	24.9	22,506	31.2	7,758	25.6	20,691	30.2
Asphalt	5,976	18.9	7,383	10.2	4,537	14.9	7,171	10.5
Petrochemicals	344	1.1	4,108	5.7	873	2.9	4,436	6.5
Other	8,394	26.6	4,427	6.1	5,720	18.8	4,042	5.9

Total refinery production (8)	31,571	100.0	72,150	100.0	30,366	100.0	68,470	100.0

Refinery utilization (9)		45.1%		98.9%		43.0%		95.0%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium Sour crude	11,837	31.3	22,956	36.3	11,269	29.9	22,213	36.3
Heavy crude	25,540	67.4	40,350	63.7	25,545	67.9	38,886	63.5
Blendstocks	477	1.3	11	0.0	818	2.2	153	0.2

Total refinery throughput (7)	37,854	100.0	63,317	100.0	37,632	100.0	61,252	100.0

Refinery production:
Gasoline	5,088	13.9	7,029	11.4	5,296	14.6	6,951	11.6
Diesel/jet	8,793	23.9	12,553	20.4	8,708	23.9	13,315	22.3
Asphalt	9,534	26.0	18,029	29.2	9,966	27.4	18,389	30.8
Light unfinished	0	0.0	4,333	7.0	0	0.0	3,423	5.7
Heavy unfinished	13,050	35.5	18,715	30.4	12,166	33.5	16,652	27.9
Other	271	0.7	990	1.6	234	0.6	994	1.7

Total refinery production (8)	36,736	100.0	61,649	100.0	36,370	100.0	59,724	100.0

Refinery utilization (9)		51.6%		87.3%		50.8%		85.6%

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Includes $8,374 and $18,046 for the three and six months ended June 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $1,000 and $7,000 for the three and six months ended June 30, 2008, respectively, for insurance deductibles under the insurance policies; and depreciation for the temporarily idled facilities of $790 for the six months ended June 30, 2008.

(3)	With the insurance proceeds received of $150,000 through June 30, 2008, an involuntary gain on conversion of assets has been recorded of $96,588 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $28,082 incurred through June 30, 2008.

(4)	Gain on disposition of assets reported in the three and six months ended June 30, 2008 and 2007 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP (“HEP”) in March 2005 (“HEP transaction”). The gain recognized in the second quarter of 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(5)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses) attributable to each refinery by the refinery’s throughput volumes. There were unrealized hedging losses of $3,186 and unrealized hedging gains of $1,602 for the California refineries for the three and six months ended June 30, 2008, respectively, and unrealized hedging gains of $67 and unrealized hedging losses of $442 for the California refineries for the three and six months ended June 30, 2007, respectively. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

(6)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring and California refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(7)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(8)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery. Light product yields decreased at the Big Spring refinery for the three and six months ended June 30, 2008 due to the fire on February 18, 2008 and the re-start of the crude unit in a hydro skimming mode on April 5, 2008.

(9)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery for the three and six months end June 30, 2008 is due to the fire on February 18, 2008. Production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008. The decrease in refinery utilization at our California refineries is due to reduced throughput related to low refining margins.

ASPHALT SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$177,277	$181,445	$281,217	$295,391
Operating costs and expenses:
Cost of sales (1)	163,474	155,480	255,609	251,275
Direct operating expenses	9,878	11,956	21,694	22,792
Selling, general and administrative expenses	736	1,259	2,122	1,816
Depreciation and amortization	536	558	1,068	1,055

Total operating costs and expenses	174,624	169,253	280,493	276,938

Gain on disposition of assets	—	4	—	4

Operating income	$2,653	$12,196	$724	$18,457

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	386	558	665	916
Sales price per ton	$459.27	$325.17	$422.88	$322.48
Asphalt margin per ton (2)	$35.76	$46.53	$38.51	$48.16
Capital expenditures	$62	$1,024	$275	$1,160

(1)	Cost of sales includes intersegment purchases of asphalt blends and motor fuels from our refining and unbranded marketing segment at prices, which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT (A)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$377,272	$342,562		$686,526	$600,924
Operating costs and expenses:
Cost of sales (1)	350,666	313,228		636,041	552,613
Selling, general and administrative expenses	23,236	18,049		46,164	34,965
Depreciation and amortization	3,538	1,512		6,898	2,849

Total operating costs and expenses	377,440	332,789		689,103	590,427

Gain (loss) on disposition of assets	—	39		—	(30)

Operating income (loss)	$(168)	$9,812		$(2,577)	$10,467

KEY OPERATING STATISTICS:
Integrated branded fuel sales (thousands of gallons) (2)	54,931	65,977		109,089	132,648
Integrated branded fuel margin (cents per gallon) (2)	2.0	14.8		1.9	8.8
Non-Integrated branded fuel sales (thousands of gallons) (2)	37,182	54,713		75,451	107,162
Non-Integrated branded fuel margin (cents per gallon) (2)	(2.1)	2.4		(1.1)	1.3

Number of stores (end of period)	306	308		306	308
Retail fuel sales (thousands of gallons)	24,414	19,159		49,285	38,026
Retail fuel sales (thousands of gallons per site per month) (3)	27	31		27	31
Retail fuel margin (cents per gallon) (4)	19.2 ¢	20.5	¢	18.8 ¢	20.1¢
Retail fuel sales price (dollars per gallon) (5)	$3.77	$3.01		$3.43	$2.67
Merchandise sales	$68,314	$48,069		$128,552	$90,109
Merchandise sales (per site per month) (3)	74	78		70	73
Merchandise margin (6)	31.5%	28.9%		31.5%	29.6%
Capital expenditures	$40	$1,469		$1,167	$1,964

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for the three and six months ended June 30, 2007 has been recast to provide a comparison to the current year results.

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery, but more fuel has been from third-party suppliers due to the fire on February 18, 2008 at the Big Spring refinery. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(3)	Retail fuel and merchandise sales per site for the three and six month periods ending June 30, 2007 were calculated using 206 stores. We added 102 stores with the acquisition of Skinny’s, Inc. on June 29, 2007, which are excluded from the calculation. Merchandise sales per site per month for the 102 stores were 67 and 60 for the three and six months ended June 30, 2008, respectively. Merchandise sales per site per month for the 204 stores were 78 and 74 for the three and six months ended June 30, 2008, respectively.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Net Sales
          Consolidated. Net sales for the three months ended June 30, 2008 were $1,244.7 million, compared to $1,187.2 million for the three months ended June 30, 2007, an increase of $57.5 million or 4.8%. This increase was primarily due to increased prices in all segments due to higher prices for our refined products, partially offset by lower sales volumes.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $869.6 million for the three months ended June 30, 2008, compared to $822.9 million for the three months ended June 30, 2007, an increase of $46.7 million or 5.7%. This increase was primarily due to significantly higher prices, partially offset by lower sales volumes. The average price of Gulf Coast unleaded gasoline for the second quarter of 2008 increased approximately $0.85 per gallon to $3.067 per gallon, compared to $2.215 per gallon in the second quarter of 2007, an increase of 38.5%, and the average Gulf Coast low-sulfur diesel price increased by approximately $1.57 per gallon to $3.648 per gallon in the second quarter of 2008 as compared to $2.078 per gallon in the second quarter of 2007, an increase of 75.6%. Our average refinery throughput in Big Spring decreased by 40,270 bpd to 32,390 bpd in the second quarter of 2008, compared to 72,660 bpd during the first quarter of 2007 due to the fire on February 18, 2008. While our throughput decreased, we were able to meet supply commitments to our customers through third party purchases. Our average refinery throughput at the California refineries decreased by 25,463 bpd to 37,854 bpd in the first quarter of 2008 compared to 63,317 bpd in the first quarter of 2007 due to reduced production in response to lower refining margins.
          Asphalt Segment. Net sales for our asphalt segment were $177.3 million for the three months ended June 30, 2008, compared to $181.4 million for the three months ended June 30, 2007, a decrease of $4.1 million or 2.3%. This decrease was primarily due to reduced refinery throughput in both the California refineries and the Big Spring refinery, partially offset by higher asphalt prices.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $377.3 million for the three months ended June 30, 2008 compared to $342.6 million for the three months ended June 30, 2007, an increase of $34.7 million or 10.1%. This increase was primarily attributable to higher prices gasoline and diesel fuel and the acquisition of 102 Skinny’s convenience stores on June 29, 2007, and was partially offset by lower sales volumes.
Cost of Sales
          Consolidated. Cost of sales was $1,252.4 million for the three months ended June 30, 2008, compared to $929.6 million for the three months ended June 30, 2007, an increase of $322.8 million or 34.7%. This increase was primarily due to increased costs in all segments due to higher crude oil prices and were partially offset by lower throughput.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and marketing segment was $917.7 million for the three months ended June 30, 2008, compared to $620.6 million for the three months ended June 30, 2007, an increase of $297.1 million or 47.9% primarily related to higher crude oil prices, partially offset by lower throughput. The average price per barrel of WTS crude oil for the second quarter of 2008 increased $59.06 per barrel to $119.38 per barrel, compared to $60.32 per barrel for the second quarter of 2007, an increase of 97.9%. The average price per barrel of MAYA crude oil for the second quarter of 2008 increased $47.78 per barrel to $103.08, compared to $55.30 per barrel for the second quarter of 2007, an increase of 86.4%.
          Asphalt Segment. Cost of sales for our asphalt segment was $163.5 million for the three months ended June 30, 2008, compared to $155.5 million for the three months ended June 30, 2007, an increase of $8.0 million or 5.1%. This increase was primarily due to the increased cost of crude oil, which results in higher transfer prices for asphalt, partially offset by lower asphalt sales.

          Retail Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $350.7 million for the three months ended June 30, 2008, compared to $313.2 million for the three months ended June 30, 2007, an increase of $37.5 million or 12.0%. This increase was primarily due to increased motor fuel prices and to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $40.5 million for the three months ended June 30, 2008, compared to $54.7 million for the three months ended June 30, 2007, a decrease of $14.2 million or 26.0%.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended June 30, 2008 were $30.7 million, compared to $42.8 million for the three months ended June 30, 2007, a decrease of $12.1 million or 28.3%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2008 were $9.9 million, compared to $12.0 million for the three months ended June 30, 2007, a decrease of $2.1 million or 17.5%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended June 30, 2008 were $27.8 million, compared to $27.5 million for the three months ended June 30, 2007, an increase of $0.3 million or 1.1%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended June 30, 2008 were $3.7 million, compared to $8.1 million for the three months ended June 30, 2007, a decrease of $4.4 million or 54.3%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2008 were $0.7 million, compared to $1.3 million for the three months ended June 30, 2007, a decrease of $0.6 million or 46.2%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Retail and Branded Marketing Segment. SG&A expenses for our retail segment for the three months ended June 30, 2008 were $23.2 million, compared to $18.0 million for the three months ended June 30, 2007, an increase of $5.2 million or 28.9%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Depreciation and Amortization
          Depreciation and amortization for the three months ended June 30, 2008 was $13.5 million, compared to $11.2 million for the three months ended June 30, 2007. This $2.3 million or 20.5% increase was primarily attributable to increased capital activity over the past year.
Operating Income
          Consolidated. Operating income for the three months ended June 30, 2008 was $40.6 million, compared to $166.7 million operating income for the three months ended June 30, 2007, a decrease of $126.1 million or 75.6%. This decrease is primarily a result of reduced refining margin at both the California refineries and the Big Spring refinery.
          Refining and Unbranded Marketing Segment. Operating income for the three months ended June 30, 2008 decreased by $106.5 million to $38.5 million compared to $145.0 million for the three months ended June 30, 2007.

Our Big Spring refinery operating margin for the second quarter of 2008 decreased $31.39 per barrel to ($7.97) per barrel, compared to $23.42 per barrel in the second quarter of 2007. The Gulf Coast 3/2/1 crack spread decreased by 50.6% to an average of $12.95 per barrel in the second quarter of 2008 compared to an average of $26.23 per barrel in the second quarter of 2007, contributing to the lower Big Spring refinery operating margin. The Big Spring refinery operated in a hydroskimming mode in the second quarter of 2008 due to the fire, which resulted in lower refinery light product yields. Light product yields were approximately 54% for the second quarter of 2008 and 84% for the second quarter of 2007. Operating margins for our California refineries decreased $14.46 per barrel to ($6.23) per barrel compared to $8.23 per barrel in the second quarter of 2007.
          For the three months ended June 30, 2008, an involuntary gain on conversion of assets has been recorded of $96.6 million for the proceeds of $150.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $28.1 million incurred through June 30, 2008 associated with the February 18, 2008 fire at the Big Spring refinery.
          For the three months ended June 30, 2008, We recorded pre-tax costs of $9.4 million associated with the fire. The components of the net costs for three months ended June 30, 2008 include $8.4 million incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs and $1.0 million for our insurance deductibles under the insurance policies described previously.
          The gain on the disposition of assets of $42.9 million recognized in the second quarter of 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.
          Asphalt Segment. Operating income for our asphalt segment was $2.7 million for the three months ended June 30, 2008, compared to $12.2 million for the three months ended June 30, 2007, a decrease of $9.5 million, or 77.9%. This decrease was primarily due to the increase in the cost of crude oil, which resulted in higher transfer prices for asphalt, partially offset by lower asphalt sales.
          Retail and Branded Marketing Segment. Operating loss for our retail and branded marketing segment was ($0.2) million for the three months ended June 30, 2008, compared to $9.8 million income for the three months ended June 30, 2007, a decrease of $10.0 million. This decrease was primarily due to lower sales volumes and margins in the branded marketing business.
Interest Expense
          Interest expense was $10.7 million for the three months ended June 30, 2008, compared to $11.7 million for the three months ended June 30, 2007, a decrease of $1.0 million. This decrease was primarily attributable to lower interest rates.
Income Tax Expense
          Income tax expense was $11.9 million for the three months ended June 30, 2008, compared to $59.7 million for the three months ended June 30, 2007. This decrease resulted primarily from our lower operating income in the second quarter of 2008 compared to operating income in the second quarter of 2007. Our effective tax rate was 37.6% for the second quarter of 2008, compared to an effective tax rate of 37.0% for the second quarter of 2007.
Minority Interest in Income of Subsidiaries
          Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $1.4 million for the three months ended June 30, 2008, compared to $6.0 million for the three months ended June 30, 2007, a decrease of $4.6 million or 76.7%. This decrease was primarily attributable to our lower income in the quarter as a result of the factors discussed above.

Net Income
          Net income was $18.2 million for the three months ended June 30, 2008, compared to $95.6 million for the three months ended June 30, 2007, a decrease of $77.4 million or 81.0%. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Net Sales
          Consolidated. Net sales for the six months ended June 30, 2008 were $2,265.4 million, compared to $2,153.1 million for the six months ended June 30, 2007, an increase of $112.3 million or 5.2%. This increase was primarily due to increased prices in all segments due to higher prices for our refined products, partially offset by lower sales volumes.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,641.6 million for the six months ended June 30, 2008, compared to $1,544.7 million for the six months ended June 30, 2007, an increase of $96.9 million or 6.3%. This increase was primarily due to significantly higher prices, partially offset by lower sales volumes. The average price of Gulf Coast unleaded gasoline for the second quarter of 2008 increased approximately $0.82 per gallon to $2.749 per gallon, compared to $1.923 per gallon in the second quarter of 2007, an increase of 42.9%, and the average Gulf Coast low-sulfur diesel price increased by approximately $1.29 per gallon to $3.229 per gallon in the second quarter of 2008 as compared to $1.937 per gallon in the second quarter of 2007, an increase of 66.7%. Our average refinery throughput in Big Spring decreased by 38,246 bpd to 30,830 bpd in the second quarter of 2008, compared to 69,076 bpd during the second quarter of 2007 due to the fire on February 18, 2008. While our throughput decreased, we were able to meet supply commitments to our customers through third party purchases. Our average refinery throughput at the California refineries decreased by 23,620 bpd to 37,632 bpd in the second quarter of 2008 compared to 61,252 bpd in the second quarter of 2007 due to reduced production in response to lower refining margins.
          Asphalt Segment. Net sales for our asphalt segment were $281.2 million for the six months ended June 30, 2008, compared to $295.4 million for the six months ended June 30, 2007, a decrease of $14.2 million or 4.8%. This decrease was primarily due to reduced refinery throughput in both the California refineries and the Big Spring refinery.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $686.5 million for the six months ended June 30, 2008 compared to $600.9 million for the six months ended June 30, 2007, an increase of $85.6 million or 14.2%. This increase was primarily attributable to higher prices in gasoline and diesel fuel and the acquisition of 102 Skinny’s convenience stores on June 29, 2007, and was partially offset by lower sales volumes.
Cost of Sales
          Consolidated. Cost of sales was $2,221.4 million for the six months ended June 30, 2008, compared to $1,740.8 million for the six months ended June 30, 2007, an increase of $480.6 million or 27.6%. This increase was primarily due to increased costs in all segments due to higher crude oil prices and was partially offset by lower throughput.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and marketing segment was $1,673.6 million for the six months ended June 30, 2008, compared to $1,224.9 million for the six months ended June 30, 2007, an increase of $448.7 million or 36.6%, which was primarily related to higher crude oil prices and partially offset by lower throughput. The average price per barrel of WTS crude oil for the six months ended June 30, 2008 increased $49.19 per barrel to $106.35 per barrel, compared to $57.16 per barrel for the six months ended June 30, 2007, an increase of 86.1%.

          Asphalt Segment. Cost of sales for our asphalt segment was $255.6 million for the six months ended June 30, 2008, compared to $251.3 million for the six months ended June 30, 2007, an increase of $4.3 million or 1.7%. This increase was primarily due to the increased cost of crude oil, resulting in higher transfer prices for asphalt, partially offset by lower asphalt sales volumes.
          Retail Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $636.0 million for the six months ended June 30, 2008, compared to $552.6 million for the six months ended June 30, 2007, an increase of $83.4 million or 15.1%. This increase was primarily due to increased motor fuel prices and to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $82.8 million for the six months ended June 30, 2008, compared to $104.0 million for the six months ended June 30, 2007, a decrease of $21.2 million or 20.4%.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the six months ended June 30, 2008 were $61.1 million, compared to $81.2 million for the six months ended June 30, 2007, a decrease of $20.1 million or 24.8%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2008 were $21.7 million, compared to $22.8 million for the six months ended June 30, 2007, a decrease of $1.1 million or 4.8%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the six months ended June 30, 2008 were $56.7 million, compared to $50.1 million for the six months ended June 30, 2007, an increase of $6.6 million or 13.2%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the six months ended June 30, 2008 were $8.1 million, compared to $13.1 million for the six months ended June 30, 2007, a decrease of $5.0 million or 38.2%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2008 were $2.1 million, compared to $1.8 million for the six months ended June 30, 2007, an increase of $0.3 million or 16.7%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail segment for the six months ended June 30, 2008 were $46.2 million, compared to $35.0 million for the six months ended June 30, 2007, an increase of $11.2 million or 32.0%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Depreciation and Amortization
          Depreciation and amortization for the six months ended June 30, 2008 was $27.3 million, compared to $25.6 million for the six months ended June 30, 2007. This $1.7 million or 6.6% increase was primarily attributable to increased capital activity over the past year.

Operating Income (Loss)
          Consolidated. Operating loss for the six months ended June 30, 2008 was ($6.7) million, compared to $236.0 million operating income for the six months ended June 30, 2007, a decrease of $242.7 million or 102.8%. This decrease is primarily a result of reduced refining margin at both the California refineries and the Big Spring refinery.
          Refining and Unbranded Marketing Segment. Operating income (loss) for the six months ended June 30, 2008 decreased by $211.9 million to ($4.1) million loss compared to $207.8 million income for the six months ended June 30, 2007. Our Big Spring refinery operating margin for the six months ended June 30, 2008 decreased $20.06 per barrel to ($1.08) per barrel, compared to $18.98 per barrel in the six months ended June 30, 2007. The Gulf Coast 3/2/1 crack spread decreased by 42.7% to an average of $11.19 per barrel in the second quarter of 2008 compared to an average of $19.53 per barrel in the first six months of 2007, contributing to the lower Big Spring refinery operating margin. The Big Spring refinery operated in a hydroskimming mode in the second quarter of 2008 due to the fire, which resulted in lower refinery light product yields. Light product yields were approximately 66% and 84% for the six months ended June 30, 2008 and 2007, respectively. Operating margins for our California refineries decreased $11.52 per barrel to ($4.03) per barrel compared to $7.49 per barrel in the first six months of 2007.
          For the six months ended June 30, 2008, an involuntary gain on conversion of assets has been recorded of $96.6 million for the proceeds of $150.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $28.1 million incurred through June 30, 2008 associated with the February 18, 2008 fire at the Big Spring refinery.
          For the six months ended June 30, 2008, we recorded pre-tax costs of $25.9 million associated with the fire. The components of the net costs for the six months ended June 30, 2008 include: $18.0 millin incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs, $7.0 million for our insurance deductibles under the insurance policies described previously and $0.8 million of depreciation for the temporarily idled facilities.
          A gain on the disposition of assets of $42.9 million was recognized in the six months ended June 30, 2008 representing all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.
          Asphalt Segment. Operating income for our asphalt segment was $0.7 million for the six months ended June 30, 2008, compared to $18.5 million income for the six months ended June 30, 2007, a decrease of $17.8 million, or 96.2%. This decrease was primarily due to the increase in the cost of crude oil, resulting in higher transfer prices for asphalt, as partially offset by lower asphalt sales volume.
          Retail and Branded Marketing Segment. Operating loss for our retail and branded marketing segment was ($2.6) million for the six months ended June 30, 2008, compared to $10.5 million operating income for the six months ended June 30, 2007, a decrease of $13.1 million. This decrease was primarily due to lower sales volumes and margins in the branded marketing business.
Interest Expense
          Interest expense was $21.4 million for the six months ended June 30, 2008, compared to $23.1 million for the six months ended June 30, 2007, a decrease of $1.7 million. This decrease was primarily attributable to lower interest rates.
Income Tax Expense (Benefit)
          Income tax benefit was ($9.2) million for the six months ended June 30, 2008, compared to $81.6 million expense for the six months ended June 30, 2007. This decrease resulted from our net loss in the first six months of 2008 compared to net income in the first six months of 2007. Our effective tax rate was 36.4% for the first six months of 2008, compared to an effective tax rate of 37.0% for the first six months of 2007.

Minority Interest in Income (Loss) of Subsidiaries
          Minority interest in income (loss) of subsidiaries represents the proportional share of net income (loss) related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income (loss) of subsidiaries was a negative ($0.8) million for the six months ended June 30, 2008, compared to $7.9 million for the six months ended June 30, 2007, a decrease of $8.7 million or 110.1%. This decrease was primarily attributable to our net loss in the first six months of 2008 as a result of the factors discussed above.
Net Income (Loss)
          Net loss was ($15.4) million for the six months ended June 30, 2008, compared to $131.2 million net income for the six months ended June 30, 2007, a decrease of $146.6 million or 111.7%. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. As a result of the fire at our Big Spring refinery on February 18, 2008, these sources have been, and we expect them to continue to be, supplemented by insurance recoveries. The applicable insurance policies provide us with a combined single limit of $385.0 million for property damage, with a $2.0 million deductible, and business interruption coverage with a 45 day waiting period. The total amount of our claims may exceed the $385.0 million combined single limit. We also have third party liability insurance with a limit of $150.0 million and a $5.0 million deductible. We believe that the aforementioned sources of funds and other capital resources will be sufficient to satisfy the cash requirements we anticipate for the repair of the Big Spring refinery as well as to satisfy the anticipated cash requirements associated with our business during the next 12 months.
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

Cash Flows
          The following table sets forth our consolidated cash flows for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(dollars in thousands)
Cash provided by (used in):
Operating activities	$7,548	$120,040	$(42,076)	$158,908
Investing activities	(67,871)	(91,113)	(51,003)	(99,989)
Financing activities	43,084	42,245	38,360	36,583

Net increase (decrease) in cash and cash equivalents	$(17,239)	$71,172	$(54,719)	$95,502

Cash Flows Provided by (Used In) Operating Activities
          Net cash provided by operating activities during the three months ended June 30, 2008 was $7.5 million, compared to $120.0 million during the three months ended June 30, 2007. The net change in cash provided by operating activities was primarily attributable to lower net income during the three months ended June 30, 2008.
          Net cash used in operating activities during the six months ended June 30, 2008 was $42.1 million, compared to cash provided of $158.9 million during the six months ended June 30, 2007. The net change in cash used in operating activities was primarily attributable to lower net income during the six months ended June 30, 2008, partially offset by sources of working capital, primarily in areas of accounts receivable and accounts payable.
Cash Flows Used In Investing Activities
          Net cash used in investing activities during the three months ended June 30, 2008 was $67.9 million, compared to $91.1 million used during the three months ended June 30, 2007. The net change in cash used in investing activities was primarily attributable to $160.3 million in capital expenditures to rebuild the Big Spring refinery, net of $121.9 million of related insurance recoveries in 2008, compared to $77.2 million for the acquisition of Skinny’s, Inc. in 2007.
          Net cash used in investing activities was $51.0 million during the six months ended June 30, 2008, compared to cash used in investing activities of $100.0 million during the six months ended June 30, 2007. The net change in cash used in investing activities was primarily attributable to $160.3 million in capital expenditures to rebuild the Big Spring refinery, net of $121.9 million of related insurance recoveries in 2008, compared to $77.2 million for the acquisition of Skinny’s, Inc. in 2007.
          Cash Flows Provided By Financing Activities
          Net cash provided by financing activities was $43.1 million during the three months ended June 30, 2008, compared to cash provided of $42.2 million during the three months ended June 30, 2007. The net change in cash provided by financing activities in the second quarter of 2008 was primarily attributable to $51.0 million of borrowings under the revolving credit facilities during the three months ended June 30, 2008 compared to an increase in long term debt of $46.2 million to partially fund the acquisition of Skinny’s, Inc. in 2007.
          Net cash provided by financing activities was $38.4 million during the six months ended June 30, 2008, compared to cash provided of $36.6 million during the six months ended June 30, 2007. The net change in cash provided by financing activities in the first six months of 2008 was primarily attributable to $51.0 million of borrowings under the revolving credit facilities during the six months ended June 30, 2008 offset by repayments on other debt of $8.7 million and dividends paid of $4.0 million compared to an increase in long term debt of $46.2 million to partially fund the acquisition of Skinny’s, Inc. in 2007.

          Cash Position and Indebtedness
          We consider all highly liquid instruments with a maturity of six months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of June 30, 2008, our total cash and cash equivalents were $13.9 million and we had total debt of $579.0 million.
          Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of June 30, 2008:

	As of June 30, 2008
	Amount Outstanding	Total Facility	Total Availability (1)
		(dollars in thousands)
Debt, including current portion:
Term loan credit facility	$437,810	$437,810	$—
Revolving credit facilities	51,000	540,000	214,082
Retail credit facilities	90,152	90,152	—

Totals	$578,962	$1,067,962	$214,082

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of June 30, 2008, which was $214.1 million or (b) total borrowing base less outstanding borrowings and letters of credit as of June 30, 2008, which was $457.6 million.
          Term Loan Credit Facility
          On June 22, 2006, we entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. Upon consummation of the acquisition of Paramount Petroleum Corporation on August 4, 2006, we borrowed $400.0 million. On September 28, 2006, we borrowed an additional $50.0 million to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility are term loans which mature on August 2, 2013. Principal payments of $4.5 million per annum borrowed are paid in quarterly installments. At June 30, 2008 and December 31, 2007, the outstanding balance was $437.8 million and $443.3 million, respectively.
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
          There was $27.0 million outstanding under the IDB Credit Facility at June 30, 2008 and zero outstanding at December 31, 2007. As of June 30, 2008 and December 31, 2007, we had $121.9 million and $113.5 million, respectively, of outstanding letters of credit under the IDB Credit Facility.
          Bank of America Credit Facility. In conjunction with our acquisition of Paramount Petroleum Corporation, Alon Holdings, a subsidiary, assumed a Revolving Credit Agreement (the “Bank of America Initial Credit Facility”) between Paramount Petroleum Corporation and Bank of America N.A., as Agent, and a group of financial institutions secured by the assets of Paramount Petroleum Corporation. Borrowings under the Bank of America Initial Credit Facility were limited to $215.0 million, consisting of revolving loans and letters of credit. There were no borrowings outstanding under the Bank of America Initial Credit Facility at December 31, 2007 and outstanding letters of credit were $90.6 million.
          On March 1, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Bank of America Credit Facility”) with Bank of America, N.A. as Agent, and the group of lenders party thereto. The Bank of America Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics). Borrowings under the Bank of America Credit Facility are limited to $300.0 million, consisting of revolving loans and letters of credit. Amounts borrowed under the Bank of America Credit Facility accrue interest at LIBOR plus a margin, between 1.25% and 2.00%, based on excess availability. Based on the excess availability as of June 30, 2008, such interest rate would be 1.50% over the LIBOR rate. The Bank of America Credit Facility expires on February 28, 2012. The Bank of America Credit Facility contains restrictive covenants, such as limitations on liens, additional indebtedness and certain restrictive payments. There was $24.0 million outstanding under the Bank of America Credit Facility at June 30, 2008 and outstanding letters of credit were $153.0 million.
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
          The assets of Skinny’s, LLC and SCS and each of their subsidiaries, including cash, accounts receivable and inventory, are pledged as security for the obligations under the Amended Wachovia Credit Facility. Skinny’s, LLC was formed in connection with the acquisition of Skinny’s, Inc. The commitment of the lenders under the Amended Wachovia Credit Facility is limited to $95.0 million.
          Prior to the amendment, $48.8 million was outstanding under the Original Credit Facility, consisting of $28.8 million term loan and a $20.0 million revolving credit loan. In connection with the Skinny’s acquisition, SCS converted the existing revolving credit loan of $20.0 million to a term loan and drew down an additional $46.2 million under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, was combined into a $95.0 million term loan. At June 30, 2008, $89.2 million was outstanding under the Amended Wachovia Credit Facility and there were no further amounts available for borrowing.
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.5% per annum. Principal payments on term loan borrowings under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term.
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
          In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At June 30, 2008 and December 31, 2007, the outstanding balances were $1.0 million and $1.0 million, respectively.
Capital Spending
          Each year our board of directors approves a capital projects budget, which includes regulatory and planned turnaround projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2008 is $93.5 million, of which $36.0 million is related to regulatory and compliance projects, $13.5 million is related to turnaround and chemical catalyst, and $44.0 million is related to various improvement and sustaining projects. Approximately $181.9 million has been spent as of June 30, 2008 with $160.3 million to rebuild the Big Spring refinery.
          Clean Air Capital Expenditures. We expect to spend approximately $19.3 million in the aggregate in 2008 and 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $13.5 million during 2008 relating to turnaround and chemical catalyst. Approximately $2.1 million has been spent as of June 30, 2008 compared to $5.1 million for the same period in 2007.
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
          We maintain inventories of crude oil, asphalt, feedstocks and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2008, we held approximately 4,824 million barrels of crude, product, and asphalt inventories valued under the LIFO valuation method with an average cost of $51.93 per barrel. Market value exceeded carrying value of LIFO costs by $304.4 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4.8 million.
          In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section or accumulated other comprehensive income of our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.

          The following table provides information about our derivative commodity instruments as of June 30, 2008:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Gasoline)	25,000	$141.02	$—	$3,525	$3,539	$13
Forwards-short (Gasoline)	(25,000)	—	138.60	(3,465)	(3,490)	(25)
Forwards-short (Diesel)	(10,000)	—	160.13	(1,601)	(1,647)	(46)
Futures-long (Crude)	179,000	136.66	—	24,463	25,060	597
Futures-short (Crude)	(464,000)	—	132.95	(61,689)	(64,960)	(3,271)
Futures-long (Heating Oil)	16,000	161.28	—	2,580	2,628	47
Futures-short (Heating Oil)	(16,000)	—	162.84	(2,606)	(2,628)	(22)

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
Futures-swaps (Crack Spread)	14,849,750	$22.27	$25.99	$317,907	$370,873	$(52,966)
Interest Rate Risk
          As of June 30, 2008, $578.0 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Amended Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and Eurodollar plus 1.5% per annum, respectively. Outstanding borrowings under the IDB credit facility bear interest at Eurodollar plus 1.50% and outstanding borrowings under the Bank of America Credit Facility bear interest at LIBOR plus 1.50%. As of June 30, 2008, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $2.3 million per year.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by Affiliate Purchasers

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (a)	per Share (b)	Programs	Plans or Programs
January 1, 2008 — January 31, 2008	—	—	—	—
February 1, 2008 — February 29, 2008	—	—	—	—
March 1, 2008 — March 31, 2008	933,000	$13.07	—	—
April 1, 2008 — April 30, 2008	—	—	—	—
May 1, 2008 — May 31, 2008	—	—	—	—
June 1, 2008 — June 30, 2008	—	—	—	—
Total	933,000	$13.07

(a)	The amount shown in this column reflects the aggregate purchases, in a series of open market transactions, by (i) Alon Israel Oil Company Ltd. (“Alon Israel”) of an aggregate of 880,000 shares of Alon common stock at an average volume weighted purchase price of $13.02; and (ii) David Wiessman of an aggregate of 53,000 shares of Alon common stock at an average volume weighted purchase price of $13.77. The purchases by Alon Israel and Mr. Wiessman were effected in accordance with the volume limitations and other provisions of the safe harbor set forth in Rule 10b-18 under the Exchange Act.

(b)	The amount shown in this column reflects the average volume weighted purchase price of the combined purchases by Alon Israel and Mr. Wiessman.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of our stockholders was held on May 2, 2008. Our stockholders voted on the following items at the Annual Meeting:
(a) The stockholders approved the election of ten (10) directors for a one-year term expiring at the 2009 Annual Meeting of our stockholders. The votes cast in these elections were as follows:

Director	For	Withheld
Itzhak Bader	41,518,375	3,002,052
Boaz Biran	41,517,976	3,002,452
Ron Fainaro	43,281,975	1,238,453
Avinadav Grinshpon	43,493,446	1,026,982
Ron W. Haddock	43,602,620	917,808
Jeff. D. Morris	41,369,553	3,150,875
Yeshayahu Pery	41,518,445	3,001,983
Zalman Segal	43,575,238	945,190
Avraham Shochat	43,577,038	943,390
David Wiessman	41,338,319	3,182,109
With respect to each director, there were no votes cast against, abstentions, or broker non-votes.

b)	The stockholders ratified the employment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes for ratification were 44,372,090, the votes against ratification were 138,993 and the votes abstained were 9,346. There were no broker non-votes.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.2	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.3	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.4	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.6	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 3, 2008, by and among USA Energy, Inc., Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.7	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.8	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.9	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities Exchange Commission).

10.10	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities Exchange Commission).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: August 7, 2008	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: August 7, 2008	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: August 7, 2008	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.2	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.3	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.4	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.6	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 3, 2008, by and among USA Energy, Inc., Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.7	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.8	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.9	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities Exchange Commission).

10.10	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities Exchange Commission).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.