Form 10-Q
period 2008-09-30
Alon USA Energy, Inc.
filed 2008-11-07
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2008 was 46,814,021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

FORWARD-LOOKING STATEMENTS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52

ITEM 4. CONTROLS AND PROCEDURES	53

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 5. OTHER INFORMATION	55

ITEM 6. EXHIBITS	56

SIGNATURES	58

EXHIBITS	59
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,676	$68,615
Short-term investments	—	27,296
Accounts and other receivables, net	255,763	228,987
Insurance receivable	27,974	—
Income tax receivables	76,434	35,244
Inventories	339,052	300,689
Prepaid expenses and other current assets	16,882	12,231

Total current assets	734,781	673,062

Equity method investments	37,583	40,092
Property, plant and equipment, net	1,430,746	713,592
Goodwill	105,943	105,943
Other assets	127,257	48,697

Total assets	$2,436,310	$1,581,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419,679	$291,339
Accrued liabilities	120,412	82,184
Current portion of deferred gain on disposition of assets	—	8,805
Current portion of long-term debt	22,863	11,154

Total current liabilities	562,954	393,482

Other non-current liabilities	68,711	58,637
Deferred gain on disposition of assets	—	33,832
Long-term debt	1,059,494	525,461
Deferred income tax liability	242,940	166,052

Total liabilities	1,934,099	1,177,464

Commitments and contingencies (note 16)
Minority interest in subsidiaries	17,241	16,155

Preferred stock of subsidiary including accumulated dividends	82,150	—

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,814,021 and 46,808,444 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	468	468
Additional paid-in capital	183,605	182,932
Accumulated other comprehensive loss, net of income tax	(10,084)	(8,135)
Retained earnings	228,831	212,502

Total stockholders’ equity	402,820	387,767

Total liabilities and stockholders’ equity	$2,436,310	$1,581,386

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales (1)	$1,905,106	$1,243,723	$4,170,540	$3,396,809
Operating costs and expenses:
Cost of sales	1,812,399	1,136,026	4,033,788	2,876,862
Direct operating expenses	66,748	48,342	149,583	152,371
Selling, general and administrative expenses	29,697	26,425	86,353	76,485
Net costs associated with fire	17,376	—	43,212	—
Business interruption recovery	(30,000)	—	(30,000)	—
Depreciation and amortization	17,232	17,048	44,484	42,643

Total operating costs and expenses	1,913,452	1,227,841	4,327,420	3,148,361

Gain on involuntary conversion of assets	103,092	—	199,680	—
Gain (loss) on disposition of assets	(2,241)	1,108	43,005	4,588

Operating income	92,505	16,990	85,805	253,036
Interest expense	(21,493)	(12,787)	(42,885)	(35,874)
Equity earnings (losses) of investees	(3,915)	5,531	(2,307)	10,071
Other income (loss), net	(25)	1,747	1,093	4,928

Income before income tax expense (benefit), minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	67,072	11,481	41,706	232,161
Income tax expense (benefit)	25,083	(1,839)	15,850	79,782

Income before minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	41,989	13,320	25,856	152,379
Minority interest in income of subsidiaries	2,542	693	1,760	8,574
Accumulated dividends on preferred stock of subsidiary	2,150	—	2,150	—

Net income	$37,297	$12,627	$21,946	$143,805

Earnings per share, basic	$0.80	$0.27	$0.47	$3.08

Weighted average shares outstanding, basic (in thousands)	46,786	46,761	46,783	46,758
Cash dividends per share	$0.04	$0.04	$0.12	$0.12

(1)	Includes excise taxes on sales by the retail segment of $9,102 and $18,014 for the three months and $28,075 and $32,627 for the nine months ended September 30, 2008 and 2007, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,946	$143,805
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	44,484	42,643
Stock compensation	487	2,357
Deferred income tax expense	86,885	4,394
Minority interest in income of subsidiaries	1,760	8,574
Accumulated dividends on preferred stock of subsidiary	2,150	—
Equity earnings (losses) of investees (net of dividends)	4,374	(4,974)
Gain on involuntary conversion of assets	(199,680)	—
Gain on disposition of assets	(43,005)	(4,588)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(94,692)	(182,324)
Inventories	104,587	28,201
Prepaid expenses and other current assets	(8,811)	4,185
Other assets	(4,377)	(6,661)
Accounts payable	85,169	165,228
Accrued liabilities	(6,675)	(21,601)
Other non-current liabilities	(2,996)	(5,644)

Net cash (used in) provided by operating activities	(8,394)	173,595

Cash flows from investing activities:
Capital expenditures	(41,248)	(28,869)
Capital expenditures to rebuild the Big Spring refinery	(312,566)	—
Proceeds from insurance to rebuild the Big Spring refinery	225,010	—
Turnaround and chemical catalyst expenditures	(2,072)	(9,357)
Acquisition of Krotz Springs refinery	(480,170)	—
Acquisition of Skinny’s, Inc.	—	(77,358)
Sale (purchase) of short-term investments, net	27,296	(35,000)

Net cash used in investing activities	(583,750)	(150,584)

Cash flows from financing activities:
Dividends paid to minority interest stockholders	(242)	(347)
Dividends paid to stockholders	(5,617)	(5,617)
Deferred debt issuance costs	(27,678)	(2,235)
Revolving credit facilities, net	254,000	—
Additions to long-term debt	252,000	46,167
Payments on long-term debt	(10,258)	(5,719)
Proceeds from sale of preferred stock by subsidiary	80,000	—

Net cash provided by financing activities	542,205	32,249

Net change in cash and cash equivalents	(49,939)	55,260
Cash and cash equivalents, beginning of period	68,615	64,166

Cash and cash equivalents, end of period	$18,676	$119,426

Supplemental cash flow information:
Cash paid for interest	$32,204	$31,689

Cash paid for income tax, net of refunds	$(22,630)	$90,242

Non-cash activities:
Financing activity — proceeds from borrowings retained by bank as deposit for hedge related activities for Krotz Springs refinery acquisition	$50,000	$—

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008, and earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160. The application of SFAS No. 160 would increase stockholders’ equity by the amount of the minority interest in subsidiaries.
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
     In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3; How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. Alon adopted the consensus on January 1, 2007. Alon’s excise taxes from convenience store sales is presented on a gross basis with supplemental information regarding the amount of such taxes included in net sales provided in a footnote on the face of the consolidated statements of operations. All other excise taxes are presented on a net basis in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          d) Reclassifications
          Certain reclassifications have been made to the prior period balances to conform to the current presentation.
     (2) Big Spring Refinery Fire
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the units destroyed and damaged in the fire have been rebuilt and repairs to remaining damaged equipment are in progress.
          Alon’s insurance policies provide a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150,000 and a $5,000 deductible.
          For purposes of financial reporting, Alon records costs associated with the fire on a pre-tax basis net of anticipated insurance recoveries and has reflected this as a separate line item on the consolidated statements of operations. For the three and nine months ended September 30, 2008, Alon has recorded pre-tax costs of $17,376 and $43,212, respectively, associated with the fire. The components of the net costs as of September 30, 2008 include: $17,376 and $37,422 for the three and nine months ended September 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for the nine months ended September 30, 2008 for Alon’s third party liability insurance deductible under the insurance policy described above; and depreciation for the temporarily idled facilities of $790 for the nine months ended September 30, 2008.
          Alon has received $250,000 of insurance proceeds as advances on work performed through September 2008. Alon also recorded pre-tax income for the three and nine months ended September 30, 2008 of $30,000 for business interruption recovery as a result of the fire with all proceeds received in September and October 2008.
          With the insurance proceeds received of $250,000 through September 30, 2008, an involuntary pre-tax gain on conversion of assets has been recorded of $199,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through September 30, 2008.
     (3) Acquisitions and Deferred Gain Recognition
          Krotz Springs Refinery Acquisition
          On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus approximately $141,702 representing a preliminary working capital settlement. The completion of the Krotz Springs refinery acquisition is expected to increase Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including four refineries located on the West Coast, West Texas and Gulf Coast.
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
          The cash portion of the purchase price and working capital payment were funded in part by borrowings under a $302,000 term loan credit facility and borrowings under a $400,000 revolving credit facility. For more information regarding these debt facilities, see Note 12.
          Also, funds for a portion of the purchase price were provided through an $80,000 equity investment by Alon Israel Oil Company, Ltd., the Company’s majority stockholder, in preferred stock of a new Alon holding company subsidiary, which may be exchanged for shares of Alon common stock after three years. The shares of the new subsidiary have a par value of $1,000.00 per share and accrue dividends at a rate of 10.75% per annum. The dividends are accumulated and paid upon approval of Alon’s board of directors. In addition, Alon Israel Oil Company, Ltd. provided for the issuance of $55,000 in letters of credit to support increased borrowing capacity under the $400,000 revolving credit facility. A committee of independent and disinterested members of Alon’s board of directors negotiated and approved these transactions.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The purchase price has been preliminarily allocated based on estimated fair values of the assets and liabilities acquired at the date of acquisition, pending the completion of an independent appraisal and other evaluations. The purchase price has been preliminarily allocated as set forth below:

Cash paid,	$474,702
Transaction costs	5,468

Total purchase price	$480,170

          The purchase price was preliminarily allocated as follows:

Current assets	$146,289
Property, plant and equipment	338,897
Current liabilities	(4,587)
Other non-current liabilities	(429)

Total purchase price	$480,170

          In connection with the acquisition, Alon entered into an earnout agreement with Valero, dated as of July 3, 2008, that provides for up to three annual payments to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low sulfur diesel in the preceding twelve month period compared to minimum thresholds. Each of the earnout payments, if applicable, shall be paid on each of the first three anniversaries of the date of the earnout agreement. Any payments made will be added to the value of the acquisition when the amount is determinable and issuable.
          Alon and Valero also entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low sulfur diesel, jet fuel, light cycle oil, high sulfur diesel, No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
          Unaudited Pro Forma Financial Information
          The consolidated statements of operations include the results of the Krotz Springs refinery acquisition from July 1, 2008. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of the Krotz Springs refining business occurred on January 1, 2007;

•	$302,000 of term debt and $141,702 of borrowings under the revolver was incurred on January 1, 2007 to fund the acquisition and buy initial inventories; and

•	Depreciation expense was higher beginning January 1, 2007 based upon the revaluation of estimated asset values as of that date.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(pro forma)	(pro forma)	(pro forma)
Net sales	$1,905,106	$1,842,455	$5,710,169	$5,042,996
Operating income	92,505	20,217	30,370	313,388
Net income (loss)	37,297	6,338	(29,367)	156,285
Earnings (loss) per share, basic	$0.80	$0.14	$(0.63)	$3.34
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
          In conjunction with the Skinny’s, Inc. acquisition, Alon completed a borrowing of $46,167 on June 29, 2007 under its Amended Wachovia Credit Facility. For more information regarding the credit facility, see Note 12.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Deferred Gain Recognition
          A gain on disposition of assets of $42,935 in the second quarter of 2008 represented the recognition of all the remaining deferred gain associated with the contribution of certain pipelines and terminals to Holly Energy Partners, LP (“HEP”) in March 2005 and was due to the termination of an indemnification agreement with HEP.
     (4) Segment Data
          In the first quarter of 2008, Alon modified its presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment has been combined with the retail segment in contemplation of a planned reorganization later in 2008 to combine these businesses under a separate operating division within Alon. Prior segment results have been restated to conform to the current year presentation. The reportable operating segments are strategic business units that offer different products and services. The segments are managed separately as each segment requires unique technology, strategies and distinct operational emphasis. Each operating segment’s performance is evaluated primarily based on operating income.
          (a) Refining and Unbranded Marketing Segment
          Alon’s refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”) and a light sweet crude oil refinery located in Krotz Springs, Louisiana. At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.
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
          (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 306 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States through a network of approximately 950 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business were supplied by Alon’s Big Spring refinery. As a result of the February 18, 2008 fire, branded marketing primarily acquired motor fuels from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Segment data as of and for the three-month and nine-month periods ended September 30, 2008 and 2007 are presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended September 30, 2008
Net sales to external customers	$1,292,054	$261,556	$351,496	$—	$1,905,106
Intersegment sales/purchases	180,874	(105,887)	(74,987)	—	—
Depreciation and amortization	13,081	535	3,392	224	17,232
Operating income (loss)	72,453	20,113	314	(375)	92,505
Total assets	1,950,580	262,184	215,404	8,142	2,436,310
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	173,049	32	844	27	173,952

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended September 30, 2007
Net sales to external customers	$690,524	$211,117	$342,082	$—	$1,243,723
Intersegment sales/purchases	223,065	(161,701)	(61,364)	—	—
Depreciation and amortization	13,085	557	3,212	194	17,048
Operating income (loss)	7,422	(3,195)	13,087	(324)	16,990
Total assets	1,092,144	359,380	240,074	9,415	1,701,013
Turnaround, chemical catalyst and capital expenditures	10,338	495	4,010	579	15,422

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Nine Months ended September 30, 2008
Net sales to external customers	$2,589,745	$542,773	$1,038,022	$—	$4,170,540
Intersegment sales/purchases	524,781	(307,579)	(217,202)	—	—
Depreciation and amortization	31,921	1,603	10,290	670	44,484
Operating income (loss)	68,354	20,837	(2,263)	(1,123)	85,805
Total assets	1,950,580	262,184	215,404	8,142	2,436,310
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	353,083	307	2,011	485	355,886

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Nine Months ended September 30, 2007
Net sales to external customers	$1,947,295	$506,508	$943,006	$—	$3,396,809
Intersegment sales/purchases	511,011	(368,577)	(142,434)	—	—
Depreciation and amortization	34,341	1,612	6,061	629	42,643
Operating income (loss)	215,196	15,262	23,554	(976)	253,036
Total assets	1,092,144	359,380	240,074	9,415	1,701,013
Turnaround, chemical catalyst and capital expenditures	29,591	1,655	5,974	1,006	38,226
          Operating income (loss) for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, net costs associated with fire, business interruption recovery, depreciation and amortization, gain on involuntary conversion of assets and gain (loss) on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of net property, plant and equipment, inventories, cash, and cash equivalents and short-term investments, accounts and other receivables, insurance receivable, income tax receivables, prepaid and other current assets, equity method investments, goodwill and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.

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
     (6) Fair Value
          The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amount of long-term debt approximates fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
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
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2008
Assets:
Commodity swaps	$—	$2,085	$—	$2,085
Liabilities:
Futures and forwards	805	—	—	805
Interest rate swaps	—	8,156	—	8,156
December 31, 2007
Liabilities:
Futures and forwards	4,250	—	—	4,250
Interest rate swaps	—	3,000	—	3,000
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
          At September 30, 2008, Alon held net forward contracts for purchases of 50,000 barrels of refined products and 549,000 barrels of crude at an average price of $109.60 per barrel. At September 30, 2007, Alon held net forward contracts for purchases of 50,000 barrels of refined products at an average price of $91.08 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $805 and $129 has been included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively.
          At September 30, 2008, Alon also held net futures contracts for sales of 58,000 barrels of crude oil at an average price of $98.47 per barrel. At September 30, 2007, Alon held net futures contracts for sales of 479,000 barrels of crude oil and purchases and sales of 25,000 barrels of refined products at an average price of $73.07 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $123 and $4,069 has been included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively.
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
Interest Rate Derivatives
          Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of September 30, 2008, Alon had interest rate swap agreements with a notional amount of $350,000 for notional periods of three to five years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the nine months ended September 30, 2008, Alon recognized in accumulated other comprehensive income unrealized after-tax losses of $3,262 for the fair value measurement of the interest rate swaps. For the three and nine months ended September 30, 2008, there were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three and nine months ended September 30, 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Commodity Derivatives
          In May 2008, as part of financing the acquisition of the Krotz Springs refinery (note 3), Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. For the three and nine months ended September 30, 2008, Alon recognized in accumulated other comprehensive income an unrealized

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
after-tax gain of $1,313 related to these cash flow hedges. For the three and nine months ended September 30, 2008, there were no amounts reclassified from accumulated other comprehensive income to income as a result of the discontinuance of cash flow hedge accounting.
          Any adjustments from accumulated comprehensive income to cost of sales will occur over a period of 27 months, beginning August 1, 2008, but the amount ultimately realized into income will differ as commodity prices change. For the three and nine months ended September 30, 2008, hedge ineffectiveness recognized in income was a gain of $649. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
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
          Carrying value of inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Crude oil, refined products, asphalt and blendstocks	$296,934	$261,816
Materials and supplies	16,881	12,789
Store merchandise	18,030	18,197
Store fuel	7,207	7,887

Total inventories	$339,052	$300,689

          Crude oil, refined products, asphalt and blendstock inventories totaled 4,852 barrels and 5,140 barrels as of September 30, 2008 and December 31, 2007, respectively.
          Market values exceeded LIFO costs by $241,165 and $136,755 at September 30, 2008 and December 31, 2007, respectively.
          A charge of $61,192 has been included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2008 for inventories adjustments related to the Krotz Springs refinery acquisition.
     (9) Property, Plant and Equipment, net
          Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Refining facilities	$1,386,402	$645,653
Pipelines and terminals	45,195	45,158
Retail	133,341	131,556
Other	15,746	12,271

Property, plant and equipment, gross	1,580,684	834,638
Less accumulated depreciation	(149,938)	(121,046)

Property, plant and equipment, net	$1,430,746	$713,592

          Property, plant and equipment has increased in 2008 due to the rebuild efforts at the Big Spring refinery and the acquisition of the Krotz Springs refinery.
     (10) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (a) Other Assets

	September 30,	December 31,
	2008	2007
Deferred turnaround, chemical catalyst expenditures	$9,826	$9,232
Environmental receivables	8,658	9,425
Deferred debt issuance costs	36,891	11,286
Intangible assets	7,502	7,488
Deposit for hedge related activities for Krotz Springs refinery acquisition	50,000	—
Other	14,380	11,266

Total other assets	$127,257	$48,697

          (b) Other Non-Current Liabilities

	September 30,	December 31,
	2008	2007
Pension and other post-employment benefit liabilities	$12,200	$14,137
Environmental liabilities	33,516	34,992
Fair value of derivative liabilities	14,435	—
Other	8,560	9,508

Total other non-current liabilities	$68,711	$58,637

          (c) Comprehensive Income
          The following table displays the computation of total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$37,297	$12,627	$21,946	$143,805
Other comprehensive gain (loss), net of tax:
Adjustments for pension and post-employment benefits	—	—	—	—
Unrealized gain (loss) on cash flow hedges	33,492	—	(1,949)	—

Total other comprehensive gain (loss), net of tax	33,492	—	(1,949)	—

Total comprehensive income	$70,789	$12,627	$19,997	$143,805

          The following table displays the components of accumulated other comprehensive loss, net of tax.

	September 30,	December 31,
	2008	2007
Unrealized losses on cash flow hedges, net of tax	$(3,899)	$(1,950)
Pension and post-employment benefits, net of tax	(6,185)	(6,185)

Accumulated other comprehensive loss, net of tax	$(10,084)	$(8,135)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (11) Employee and Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Alon’s estimated contributions during 2008 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2007. For the nine months ended September 30, 2008 and 2007, Alon contributed $3,245 and $3,460, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$857	$507	$1,771	$1,521
Interest cost	748	665	2,244	1,995
Expected return on plan assets	(822)	(704)	(2,466)	(2,112)
Amortization of net loss	(47)	134	(141)	402

Net periodic benefit cost	$736	$602	$1,408	$1,806

     (12) Long-Term Debt
          A summary of Alon’s long-term debt follows:

	September 30,	December 31,
	2008	2007
Term loan credit facilities	$739,810	$443,250
Revolving credit facilities	254,000	—
Retail credit facilities	88,547	93,365

Total debt	1,082,357	536,615
Less current portion	(22,863)	(11,154)

Total long-term debt	$1,059,494	$525,461

          (a) Credit Suisse Credit Facilities
          On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of $4,500 per annum are to be paid in quarterly installments. At September 30, 2008 and December 31, 2007, the outstanding balance was $437,810 and $443,250, respectively.
          The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition (note 3). The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.

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
          On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302,000 Term Loan Agreement (the “Krotz Term Loan”) with Credit Suisse, as Administrative and Collateral Agent, and a group of financial institutions. The Krotz Term Loan matures in July 2014, with quarterly repayments beginning on March 31, 2009.
          The Krotz Term Loan bears interest at a rate based on a margin of 7.5% over the LIBOR subject to a LIBOR minimum rate of 3.25%.
          The Krotz Term Loan is secured by a first lien on substantially all of the assets of ARKS, except for cash accounts receivable and inventory, and a second lien on the cash, accounts receivable and inventory. The Krotz Term Loan also contains restrictive covenants such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, certain investments and restricted payments. Under the Krotz Term Loan, ARKS is required to comply with a debt service ratio, a leverage ratio, and a capital expenditure limitation.
          ARKS may prepay all or a portion of the outstanding loan balance under the Krotz Term Loan at any time without prepayment penalty.
          (b) Revolving Credit Facilities
          Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank of New York (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York (“Israel Discount Bank”), acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility is $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of September 30, 2008 is $240,000, while the borrowing base at September 30, 2008 was $304,101.
          The IDB Credit Facility will mature on January 1, 2010. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
          Borrowings of $126,000 were outstanding under the IDB Credit Facility at September 30, 2008 and zero outstanding at December 31, 2007. As of September 30, 2008 and December 31, 2007, outstanding letters of credit under the IDB Credit Facility were $83,393 and $113,490, respectively.
          Israel Discount Bank Letter of Credits Credit Facility. On July 30, 2008, Alon entered into an unsecured credit facility with Israel Discount Bank, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as co-Arranger, for the issuance of letter of credit in an amount not to exceed $60,000. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility will terminate on January 1, 2010. At September 30, 2008, Alon had $49,400 of outstanding letters of credit under this credit facility.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Bank of America Credit Facilities. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to the facility limit of the lesser of or the amount of the borrowing base under the facility. At September 30, 2008, the borrowing base under the Paramount Credit Facility was $263,371. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability as of September 30, 2008, such margin would be 1.50%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          There was $23,000 borrowing outstanding under the Paramount Credit Facility at September 30, 2008 and zero outstanding at December 31, 2007. As of September 30, 2008 and December 31, 2007, outstanding letters of credit under the Paramount Credit Facility were $95,271 and $90,557, respectively.
          On July 3, 2008, ARKS entered into a Loan and Security Agreement (the “ARKS Facility”) with BOA as Agent. This facility is guaranteed by Alon Refining Louisiana, Inc. (“ARL”) and is secured by a first lien on the inventory and cash accounts receivable of ARKS and ARL and a second lien on the remaining assets. The ARKS Facility is a $400,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit, subject to a facility limit of the lesser of $400,000 or the amount of the borrowing base under the facility. The ARKS Facility terminates on July 3, 2013. The ARKS Facility also contains a feature which will allow for an increase in the facility by $100,000 subject to approval by both parties. At September 30, 2008, the ARKS Facility size was $400,000 and the borrowing base was $274,881.
          Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR, currently 2.0%. This margin will remain in place until at least March 31, 2009.
          At September 30, 2008, ARKS had an outstanding loan balance of $105,000 and outstanding letters of credit of $142,197.
          The ARKS Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging and certain restricted payments. Additionally, BOA has the right to impose a financial covenant under certain circumstances.
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
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At September 30, 2008 and December 31, 2007, the outstanding balance of this loan was $87,611 and $92,361, respectively, and there were no further amounts available for borrowing.
          Prior to the amendment, $48,833 was outstanding under the Original Credit Facility, consisting of a $28,833 term loan and a $20,000 revolving credit loan. In connection with the Skinny’s acquisition (note 3), SCS converted the existing revolving credit loan of $20,000 to a term loan and drew down an additional $46,167 under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, was combined into a $95,000 term loan.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon USA Interests, LLC, Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
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
          (d) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At September 30, 2008 and December 31, 2007, the outstanding balances were $936 and $1,005, respectively.
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
          Compensation expense for the restricted stock grants amounted to $101 for the nine months ended September 30, 2008 and is included in our selling, general and administrative expenses. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the restricted share activity from January 1, 2007:

	Number of	Weighted Average
Restricted Shares:	Shares	Grant Date Fair Values
Nonvested at January 1, 2007	49,079	$20.27
Granted	2,001	37.51
Vested	(24,162)	20.06
Forfeited	—	—

Nonvested at December 31, 2007	26,918	21.74
Granted	5,577	13.45
Vested	(5,941)	20.92
Forfeited	—	—

Nonvested at September 30, 2008	26,554	$20.18

          As of September 30, 2008, there was $100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years. The fair value of shares vested to date in 2008 is $58.
          Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 Stock Appreciation Rights (“SARs”) to certain officers and key employees. The SARs have a grant price equal to $28.46, the closing price of Alon’s common stock on the date of grant. Additionally, in July 2008, an award of 12,000 SARs was granted to certain employees at the close of the Krotz Springs refinery acquisition at a grant price equal to $14.23. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the date immediately prior to the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the date immediately prior to the exercise date.
          Compensation expense for the SARs grants amounted to $817 and $614 for the nine months ended September 30, 2008 and 2007, respectively.
          (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was ($432) and $1,537 for the nine months ended September 30, 2008 and 2007, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the nine months ended September 30, 2008 and for the year ended December 31, 2007 (weighted average exercise price in dollars):

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2007	6,848	$100	2,572	$100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100

Outstanding at December 31, 2007	5,216	100	1,959	100
Granted	—	—	—	—
Exercised	(2,423)	100	(910)	100

Outstanding at September 30, 2008	2,793	$100	1,049	$100

          The intrinsic value of options exercised in 2008 is $4,624.
     (14) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On September 12, 2008, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock.
     (15) Earnings Per Share (per share in dollars)
          Basic earnings per share are calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and SARs using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
          The calculation of earnings per share, basic and diluted for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$37,297	$12,627	$21,946	$143,805
Average number of shares of common stock outstanding	46,786	46,761	46,783	46,758
Dilutive restrictive shares, SARs, and convertible preferred shares	5,576	73	19	73

Average number of shares of common stock outstanding assuming dilution	52,362	46,834	46,802	46,831

Earnings per share — basic	$0.80	$0.27	$0.47	$3.08

Earnings per share — diluted*	$0.74	$0.26	$0.46	$3.02

*	For the purpose of adjusting net income in the calculation of diluted earnings per share issued by Alon’s subsidiaries, the effect for the three months ended September 30, 2008 and 2007 was $382 and $238, respectively. The effect for the nine months ended September 30, 2008 and 2007 are $334 and $2,475, respectively. Additionally, net income for the three months ended September 30, 2008 was adjusted for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock. For the nine months ended September 30, 2008, the convertible preferred shares were anti-dilutive.

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
          Offtake Agreement with Valero
          In connection with the Krotz Springs refinery acquisition (Note 3), Alon and Valero also entered into an offtake agreement that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low sulfur diesel, jet fuel, light cycle oil, high sulfur No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
          (b) Contingencies
          Alon is involved in various claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material adverse effect on Alon’s financial position, results of operations or liquidity.
          SemGroup, LP Bankruptcy
          On July 22, 2008, SemMaterials, a customer of Alon filed a petition under Chapter 11 of the United States Bankruptcy Code. On that date, SemMaterials owed approximately $39,000 to Alon under outstanding invoices for sales of asphalt products, vacuum gas oil and vacuum tower bottoms. Alon also owed approximately $1,000 to SemMaterials at that time for purchases of asphalt products. On September 17, 2008, Alon and SemMaterials entered into a settlement agreement providing Alon with an administrative claim of approximately $16,700 less 63,425 barrels of vacuum gas oil to be delivered to Alon and a right of set-off related to the approximately $1,000 payable to SemMaterials. Alon believes that the remainder of the administrative claim will be paid after a re-organization plan is approved by the United States Bankruptcy Court in Delaware.
          Alon believes that the remainder of its claim is an unsecured claim. Alon has reserved $10,000 of the outstanding balance in net costs associated with fire in the consolidated statements of operations for the three and nine months ended September 30, 2008.
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
          Alon has accrued environmental remediation obligations of $36,468 ($2,952 current payable and $33,516 non-current liability) at September 30, 2008 and $37,944 ($2,952 current payable and $34,992 non-current liability) at December 31, 2007.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,615 and non-current receivable of $8,207 at September 30, 2008.
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $1,500 and non-current receivable of $451 at September 30, 2008.
     (17) Income Tax Expense (Benefit)
          Income tax expense for the three and nine months ended September 30, 2007 includes a benefit of $5,485 resulting from the true-up of the prior year income tax expense.
     (18) Subsequent Event
          Dividend Declared
          On November 5, 2008, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on December 12, 2008 to stockholders of record at the close of business on November 28, 2008.

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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	our planned projects to bring back online the naphtha hydrotreater and the design and construction of a hydrocracker unit at our California refineries may not be completed within the expected time frames or within the budgeted costs for such projects due to factors outside of our control;

•	with respect to the February 18, 2008 explosion and fire at our Big Spring refinery, the resulting damage to equipment and disruption to operations may be greater than currently anticipated; the costs and time necessary to resume full operations may be greater than currently anticipated or may be increased due to factors outside of our control, and we may not fully recover all costs, expenses and damages resulting from the incident under applicable insurance policies;

•	the global financial crisis’ impact on our business and financial condition in ways that we currently cannot predict. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen, such as adversely impacting our ability to refinance existing credit facilities or extend their terms; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors.”
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
Company Overview
          We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our four crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 250,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks, asphalt, and other petroleum-based products.
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
          Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California (the “California refineries”) and a light sweet crude oil refinery located in Krotz Springs, Louisiana. These refineries have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
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
          Almost all of the production at the Krotz Springs refinery is light products, including gasoline, diesel, and other distillates. The refinery’s location provides access to upriver markets on the Mississippi River and its docking facilities along the Atchafalaya River allow barge access. Additionally, the refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the southeastern and northeastern United States.
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
          In addition to the Willbridge refinery, our asphalt segment includes 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Nevada (Fernley) (50% interest) and Arizona (Phoenix, Flagstaff and Fredonia) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). Wright specializes in marketing patented tire rubber modified asphalt products. We produce both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The locations with a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included in the segment data total assets.

          Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Historically, substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008. We market gasoline and diesel under the FINA brand name through a network of approximately 950 locations, including our convenience stores. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 100 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in East Texas, are supplied with motor fuels we obtain from third-party suppliers.
Third Quarter Operational and Financial Highlights
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the units destroyed and damaged in the fire have been rebuilt and repairs to remaining damaged equipment are in progress.
          Alon’s insurance policies provide a combined single limit of $385.0 million for property damage, with a $2.0 million deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150.0 million and a $5.0 million deductible.
          Third quarter 2008 operating income was $92.5 million, compared to operating income of $17.0 million in the same period last year. Operating income increased for the third quarter of 2008 over the third quarter of 2007 primarily from a gain on involuntary conversion of assets and business interruption recovery related to the Big Spring refinery fire. The California refineries throughput for the third quarter of 2008 was reduced to optimize our refining and asphalt economics. Other operational and financial highlights for the third quarter of 2008 include the following:
•	A gain of $103.1 million recognized from the involuntary conversion of assets and $30.0 million of business interruption recovery due to the Big Spring refinery fire. Also, $17.4 million was incurred for costs associated with the Big Spring refinery fire.

•	On July 3, 2008, we completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333 million in cash plus approximately $141.7 million representing a preliminary working capital settlement.

•	The combined refineries throughput for the third quarter of 2008 averaged 122,252 bpd, consisting of 35,204 bpd at the Big Spring refinery, 28,661 bpd at the California refineries and 58,387 bpd at the Krotz Springs refinery as compared to the combined refineries throughput average of 134,608 bpd for the third quarter of 2007, consisting of 67,824 bpd at the Big Spring refinery and 66,784 bpd at the California refineries.

•	The Krotz Springs refinery throughput was affected by electrical outages and reduced crude supply due to hurricanes Gustav and Ike.

•	Our average refinery operating margin for the Big Spring refinery decreased $1.23 per barrel to $8.17 per barrel for the three months ended September 30, 2008, compared to $9.40 per barrel for the three months ended September 30, 2007. This decrease resulted primarily from lower refinery light product yields as a result of the fire at the Big Spring refinery which was partially offset by higher industry Gulf Coast 3-2-1 crack spreads. Gulf Coast 3-2-1 average crack spreads increased to $16.05 per barrel for the third quarter of 2008 compared to $13.14 per barrel for the third quarter of 2007.

•	The Big Spring refinery operated in a hydroskimming mode during most of the third quarter of 2008 due to the fire on February 18, 2008, which resulted in lower refinery light product yields. Light product yields were approximately 54% for the third quarter of 2008 compared to approximately 79% for the same period in 2007. The Big Spring refinery’s utilization was 52.9% in the third quarter of 2008 compared to 91.7% in the third quarter of 2007.

•	Our California refineries’ operating margin for the three months ended September 30, 2008 increased by $8.31 per barrel to $9.13 per barrel, compared to $0.82 per barrel for the three months ended September 30, 2007. The increase was primarily attributable to a 34.9% increase in the West Coast 6/1/2/3 crack spread to $3.17 per barrel for the three months ended September 30, 2008 from $2.35 per barrel for the three months ended September 30, 2007 and from optimizing inventory levels.

•	Asphalt margins in the third quarter of 2008 averaged $80.30 per ton compared to an average of $15.67 per ton in the third quarter of 2007. This increase resulted primarily from a 79% increase in sales prices which were $613.98 per ton for the third quarter of 2008 compared to $342.17 per ton for the same period in 2007, as asphalt prices increased to more closely coincide with crude prices.

•	On November 5, 2008, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on December 12, 2008 to stockholders of record at the close of business on November 28, 2008.
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
          In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast and Group III, or mid-continent, 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra low-sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the Group III 3/2/1 crack spread using the market values of Group III conventional gasoline and ultra low-sulfur diesel and the market value of WTI crude oil. We calculate the per barrel operating margin for our Big Spring refinery by dividing the Big Spring refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales.
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
          Our Louisiana refinery’s per barrel margin is compared to the Gulf Coast 2/1/1 crack spread. The 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and No. 2 diesel and the market value of WTI crude oil.

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
          The results of operations from our refining and unbranded marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $7.22 and $13.58 per million British thermal units, or MMBTU, in the first nine months of 2008. Typically, electricity prices fluctuate with natural gas prices.
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

Factors Affecting Comparability
          Our financial condition and operating results over the three and nine months ended September 30, 2008 and 2007 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          On February 18, 2008, our Big Spring refinery experienced a major fire, as discussed more fully in the “Third Quarter Operational and Financial Highlights.” On April 5, 2008, the refinery was able to begin partial operation in a 35,000 bpd hydroskimming mode. The major units brought back on line in April included the crude unit, reformer unit, distillate hydrotreater and jet fuel hydrotreater. The FCCU returned to normal operating capabilities with the restart on September 26, 2008.
          The California refineries operated at reduced throughput rates during the first nine months of 2008 to optimize our refining and asphalt economics.
          In the nine months ended September 30, 2008, an involuntary gain on conversion of assets has been recorded of $199.7 million for the proceeds of $250.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through September 30, 2008.
          A gain on disposition of assets of $42.9 million in the second quarter of 2008 represented the recognition of all the remaining deferred gain associated with the contribution of certain pipelines and terminals to Holly Energy Partners, LP (“HEP”), in March 2005 and was due to the termination of an indemnification agreement with HEP.
          On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The total consideration was $75.3 million after certain post-closing adjustments, which were finalized in the fourth quarter of 2007. Of the 102 stores, approximately two-thirds are owned and one-third are leased. We market motor fuels sold at these stores primarily under the FINA brand and primarily supply such fuels from our Big Spring refinery. The acquisition of Skinny’s, Inc. had no impact on our results for the first six months of 2007.
          On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero. The purchase price was $333 million in cash plus approximately $141.7 million representing a preliminary working capital settlement. The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southeast and East Coast markets through the low-cost Colonial pipeline. The 2007 refined product mix from the Krotz Springs refinery consisted of approximately 96% light products, with the following yields: 44% gasoline, 44% distillates and light cycle oils, 8% petrochemicals and 4% of heavy products. The results of operations for the Krotz Springs refinery have been included in our consolidated income statements for the three months ended September 30, 2008.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2008 and 2007. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” except for Balance Sheet data as of December 31, 2007 is unaudited.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales		$1,905,106	$1,243,723		$4,170,540	$3,396,809
Operating costs and expenses:
Cost of sales		1,812,399	1,136,026		4,033,788	2,876,862
Direct operating expenses		66,748	48,342		149,583	152,371
Selling, general and administrative expenses (1)		29,697	26,425		86,353	76,485
Net costs associated with fire (2)		17,376	—		43,212	—
Business interruption recovery (3)		(30,000)	—		(30,000)	—
Depreciation and amortization (4)		17,232	17,048		44,484	42,643

Total operating costs and expenses		1,913,452	1,227,841		4,327,420	3,148,361

Gain on involuntary conversion of assets (5)		103,092	—		199,680	—
Gain (loss) on disposition of assets (6)		(2,241)	1,108		43,005	4,588

Operating income		92,505	16,990		85,805	253,036

Interest expense		(21,493)	(12,787)		(42,885)	(35,874)
Equity earnings (losses) of investees		(3,915)	5,531		(2,307)	10,071
Other income (loss), net		(25)	1,747		1,093	4,928

Income before income tax expense (benefit), minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary		67,072	11,481		41,706	232,161
Income tax expense (benefit) (7)		25,083	(1,839)		15,850	79,782

Income before minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary		41,989	13,320		25,856	152,379
Minority interest in income of subsidiaries		2,542	693		1,760	8,574
Accumulated dividends on preferred stock of subsidiary		2,150	—		2,150	—

Net income		$37,297	$12,627		$21,946	$143,805

Earnings per share, basic		$0.80	$0.27		$0.47	$3.08

Weighted average shares outstanding, basic (in thousands)		46,786	46,761		46,783	46,758

Cash dividends per share		$0.04	$0.04		$0.12	$0.12

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities		$33,682	$14,687		$(8,394)	$173,595
Investing activities		(532,747)	(50,595)		(583,750)	(150,584)
Financing activities		503,845	(4,334)		542,205	32,249

OTHER DATA:
Adjusted EBITDA (8)	$	N/A	$40,208	$	N/A	$306,090
Capital expenditures (9)		21,724	11,202		41,248	28,869
Capital expenditures to rebuild the Big Spring refinery		152,225	—		312,566	—
Capital expenditures for turnaround and chemical catalyst		3	4,220		2,072	9,357

	September 30,	December 31,
	2008	2007
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$18,676	$95,911
Working capital	171,827	279,580
Total assets	2,436,310	1,581,386
Total debt	1,082,357	536,615
Total stockholders’ equity, minority interest in subsidiaries and preferred stock of subsidiary including accumulated dividends	502,211	403,922

(1)	Includes corporate headquarters selling, general and administrative expenses of $151 and $130 for the three months ended September 30, 2008 and 2007, respectively, and $453 and $347 for the nine months ended September 30, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(2)	Includes $17,376 and $37,422 for the three and nine months ended September 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for the nine months ended September 30, 2008 for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $790 for the nine months ended September 30, 2008.

(3)	Alon recorded income for the three and nine months ended September 30, 2008 of $30,000 for business interruption recovery as a result of the Big Spring refinery fire with all proceeds received in September and October 2008.

(4)	Includes corporate depreciation and amortization of $224 and $194 for the three months ended September 30, 2008 and 2007, respectively, and $670 and $629 for the nine months ended September 30, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(5)	With the insurance proceeds received of $250,000 through September 30, 2008, an involuntary gain on conversion of assets has been recorded of $199,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through September 30, 2008.

(6)	Gain on disposition of assets reported in the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP, (“HEP”), in March 2005 (“HEP transaction”). A gain of $42,935 in the second quarter of 2008 represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(7)	Income tax expense for the three and nine months ended September 30, 2007 includes a benefit of $5,485 resulting from the true-up of the prior year income tax expense.

(8)	Adjusted EBITDA has not been presented for the three and nine month periods ended September 30, 2008. Alon has historically provided Adjusted EBITDA during periods of normal operations because management believes it is helpful for investors to compare Alon’s operating results to other companies in our industry. Due to the limited operations of the Big Spring refinery following the February fire and the costs and expenses incurred to repair affected units, management does not believe a presentation of Adjusted EBITDA for the three and nine month periods ended September 30, 2008 is meaningful or useful to investors.
For the three and nine month periods ended September 30, 2007, Adjusted EBITDA represents earnings before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors during periods of normal operations because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(dollars in thousands)
Net income	$12,627	$143,805
Minority interest in income of subsidiaries	693	8,574
Income tax expense (benefit)	(1,839)	79,782
Interest expense	12,787	35,874
Depreciation and amortization	17,048	42,643
Gain on disposition of assets	(1,108)	(4,588)

Adjusted EBITDA	$40,208	$306,090

(9)	Includes corporate capital expenditures of $27 and $579 for the three months ended September 30, 2008 and 2007, respectively, and $485 and $1,006 for the nine months ended September 30, 2008 and 2007, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT (A)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,472,928	$913,589	$3,114,526	$2,458,306
Operating costs and expenses:
Cost of sales	1,442,376	853,305	3,116,022	2,078,199
Direct operating expenses	54,109	36,396	115,250	117,633
Selling, general and administrative expenses	4,384	4,506	12,452	17,568
Net costs associated with fire (2)	17,376	—	43,212	—
Business interruption recovery (3)	(30,000)	—	(30,000)	—
Depreciation and amortization	13,081	13,085	31,921	34,341

Total operating costs and expenses	1,501,326	907,292	3,288,857	2,247,741

Gain on involuntary conversion of assets (4)	103,092	—	199,680	—
Gain (loss) on disposition of assets (5)	(2,241)	1,125	43,005	4,631

Operating income	$72,453	$7,422	$68,354	$215,196

KEY OPERATING STATISTICS:
Total sales volume (bpd)	108,596	125,487	113,860	131,418
Per barrel of throughput:
Refinery operating margin — Big Spring (6)	$8.17	$9.40	$2.30	$15.81
Refinery operating margin — CA Refineries (6)	9.13	0.82	(0.37)	5.11
Refinery operating margin — Krotz Springs (6)	7.20	N/A	7.20	N/A
Refinery direct operating expense — Big Spring (7)	5.15	3.22	5.00	3.48
Refinery direct operating expense — CA Refineries (7)	6.17	2.65	5.26	3.05
Refinery direct operating expense — Krotz Springs (7)	3.94	N/A	3.94	N/A
Capital expenditures	20,821	6,151	38,445	20,234
Capital expenditures to rebuild the Big Spring refinery	152,225	—	312,566	—
Capital expenditures for turnaround and chemical catalyst	3	4,220	2,072	9,357

PRICING STATISTICS:
WTI crude oil (per barrel)	$117.98	$75.43	$113.34	$66.15
WTS crude oil (per barrel)	115.82	70.17	109.53	61.54
MAYA crude oil (per barrel)	106.75	63.04	97.03	54.59
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$16.05	$13.14	$12.82	$17.38
Group III	14.94	21.23	12.95	22.66
West Coast	14.68	20.50	18.15	30.89
Crack spreads (6/1/2/3) (per barrel):
West Coast	$3.17	$2.35	$0.22	$7.89
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$15.86	$11.18	$13.15	$20.46
Crude oil differentials (per barrel):
WTI less WTS	$2.16	$5.26	$3.81	$4.61
WTI less MAYA	11.23	12.39	16.31	11.56
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$3.090	$2.073	$2.863	$1.973
Gulf Coast low-sulfur diesel	3.394	2.181	3.285	2.019
Group III unleaded gasoline	3.032	2.288	2.861	2.112
Group III low-sulfur diesel	3.430	2.330	3.300	2.120
West Coast LA CARBOB (unleaded gasoline)	3.084	2.307	3.067	2.406
West Coast LA ultra low-sulfur diesel	3.308	2.238	3.258	2.120
Natural gas (per MMBTU)	8.98	6.24	9.75	7.02

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for the three and nine months ended September 30, 2007 has been recast to provide a comparison to the current year results.
THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	29,413	83.5	56,292	83.0	27,199	84.2	58,980	85.9
Sweet crude	4,396	12.5	5,903	8.7	3,736	11.6	5,172	7.5
Blendstocks	1,395	4.0	5,629	8.3	1,364	4.2	4,502	6.6

Total refinery throughput (8)	35,204	100.0	67,824	100.0	32,299	100.0	68,654	100.0

Refinery production:
Gasoline	8,987	26.3	30,516	45.1	10,642	33.7	31,586	46.3
Diesel/jet	8,861	26.0	19,560	28.9	8,128	25.7	20,310	29.8
Asphalt	4,582	13.5	8,485	12.6	4,552	14.4	7,614	11.2
Petrochemicals	626	1.8	3,658	5.4	790	2.5	4,174	6.1
Other	11,054	32.4	5,392	8.0	7,511	23.7	4,497	6.6

Total refinery production (9)	34,110	100.0	67,611	100.0	31,623	100.0	68,181	100.0

Refinery utilization (10)		52.9%		91.7%		45.3%		93.9%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	8,692	30.3	24,395	36.5	10,404	30.1	22,949	36.4
Heavy crude	19,714	68.8	42,562	63.8	23,587	68.1	40,124	63.5
Blendstocks	255	0.9	(173)	(0.3)	629	1.8	43	0.1

Total refinery throughput (8)	28,661	100.0	66,784	100.0	34,620	100.0	63,116	100.0

Refinery production:
Gasoline	3,513	12.6	8,090	12.3	4,672	14.0	7,335	11.9
Diesel/jet	7,379	26.5	14,490	22.1	8,262	24.7	13,711	22.2
Asphalt	9,026	32.4	21,507	32.8	9,650	28.8	19,440	31.5
Light unfinished	0	0.0	3,196	4.9	0	0.0	3,346	5.4
Heavy unfinished	7,678	27.5	17,248	26.3	10,659	31.8	16,853	27.3
Other	278	1.0	1,057	1.6	249	0.7	1,015	1.7

Total refinery production (9)	27,874	100.0	65,588	100.0	33,492	100.0	61,700	100.0

Refinery utilization (10)		39.2%		92.4%		46.9%		87.9%

THROUGHPUT AND YIELD DATA:
KROTZ SPRINGS (B)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008		2008
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	37,803	64.7	37,803	64.7
Heavy sweet crude	18,595	31.9	18,595	31.9
Blendstocks	1,989	3.4	1,989	3.4

Total refinery throughput (8)	58,387	100.0	58,387	100.0

Refinery production:
Gasoline	24,255	41.0	24,255	41.0
Diesel/jet	27,910	47.2	27,910	47.2
Heavy oils	1,260	2.1	1,260	2.1
Other	5,700	9.7	5,700	9.7

Total refinery production (9)	59,125	100.0	59,125	100.0

Refinery utilization (10)		67.9%		67.9%

(B)	For the nine months ended September 30, 2008, represents throughput and production data for the period from July 1, 2008 through September 30, 2008.

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Includes $17,376 and $37,422 for the three and nine months ended September 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for the nine months ended September 30, 2008 for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $790 for the nine months ended September 30, 2008.

(3)	Alon recorded income for the three and nine months ended September 30, 2008 of $30,000 for business interruption recovery as a result of the Big Spring refinery fire with all proceeds received in September and October 2008.

(4)	With the insurance proceeds received of $250,000 through September 30, 2008, an involuntary gain on conversion of assets has been recorded of $199,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through September 30, 2008.

(5)	Gain on disposition of assets reported in the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP, (“HEP”), in March 2005 (“HEP transaction”). A gain of $42,935 in the second quarter of 2008 represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(6)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventories adjustments related to acquisitions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $2,525 and $4,127 for the California refineries for the three and nine months ended September 30, 2008, respectively, and unrealized hedging losses of $2,256 and $2,698 for the California refineries for the three and nine months ended September 30, 2007, respectively. There were unrealized hedging losses of $1,120 for the Big Spring refinery for the three and nine months ended September 30, 2007, respectively.

The refinery operating margin for the Krotz Springs refinery excludes a charge of $61,192 to cost of sales for inventories adjustments related to the acquisition.

(7)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(8)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(9)	Total refinery production represents the barrels per day of various finished products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery. Light product yields decreased at the Big Spring refinery for the three and nine months ended September 30, 2008 due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

(10)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery for the three and nine months ended September 30, 2008 is due to the fire on February 18, 2008. Production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008. The Big Spring refinery returned to a normal operating mode with the re-start of the Fluid Catalytic Cracking Unit (“FCCU”) on September 26, 2008. The decrease in refinery utilization at our California refineries is due to reduced throughput to optimize our refining and asphalt economics. The low refinery utilization at our Krotz Springs refinery is due to shutdowns during hurricanes Gustav and Ike and limited crude supply and electrical outages following the hurricanes.

ASPHALT SEGMENT

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$261,556	$211,117	$542,773	$506,508
Operating costs and expenses:
Cost of sales (1)	227,348	201,447	482,957	452,722
Direct operating expenses	12,639	11,946	34,333	34,738
Selling, general and administrative expenses	921	358	3,043	2,174
Depreciation and amortization	535	557	1,603	1,612

Total operating costs and expenses	241,443	214,308	521,936	491,246

Gain (loss) on disposition of assets	—	(4)	—	—

Operating income (loss)	$20,113	$(3,195)	$20,837	$15,262

KEY OPERATING STATISTICS:
Total sales volume (tons in thousands)	426	617	1,091	1,533
Sales price per ton	$613.98	$342.17	$497.50	$330.40
Asphalt margin per ton (2)	$80.30	$15.67	$54.83	$35.09
Capital expenditures	$32	$495	$307	$1,655

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT (A)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$351,496	$342,082	$1,038,022	$943,006
Operating costs and expenses:
Cost of sales (1)	323,549	304,339	959,590	856,952
Selling, general and administrative expenses	24,241	21,431	70,405	56,396
Depreciation and amortization	3,392	3,212	10,290	6,061

Total operating costs and expenses	351,182	328,982	1,040,285	919,409

Gain (loss) on disposition of assets	—	(13)	—	(43)

Operating income (loss)	$314	$13,087	$(2,263)	$23,554

KEY OPERATING STATISTICS:
Integrated branded fuel sales (thousands of gallons) (2)	54,700	60,458	163,789	191,134
Integrated branded fuel margin (cents per gallon) (2)	2.7	17.7	2.2	11.5
Non-Integrated branded fuel sales (thousands of gallons) (2)	28,236	53,291	103,687	162,396
Non-Integrated branded fuel margin (cents per gallon) (2)	(1.3)	2.5	(1.2)	1.7

Number of stores (end of period)	306	308	306	308
Retail fuel sales (thousands of gallons)	23,807	27,049	73,092	65,075
Retail fuel sales (thousands of gallons per site per month) (3)	26	29	27	30
Retail fuel margin (cents per gallon) (4)	22.5	16.0	20.0	19.3
Retail fuel sales price (dollars per gallon) (5)	$3.86	$2.92	$3.57	$2.77
Merchandise sales	$69,378	$69,180	$197,931	$159,289
Merchandise sales (per site per month) (3)	76	75	72	74
Merchandise margin (6)	30.8%	30.7%	30.9%	29.7%
Capital expenditures	$844	$3,977	$2,011	$5,954

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for the three and nine months ended September 30, 2007 has been recast to provide a comparison to the current year results.

(1)	Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery, but due to the fire on February 18, 2008 at the Big Spring refinery, more fuel has been purchased from third-party suppliers. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(3)	Retail fuel and merchandise sales per site for the three and nine month periods ending September 30, 2007 were calculated using 308 stores for the three months ended and a weighted average for the nine months ended. We added 102 stores with the acquisition of Skinny’s, Inc. on June 29, 2007, which were weighted for the calculation of the nine months ended September 30, 2007.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.
(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.
(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three months ended September 30, 2008 Compared to the Three months ended September 30, 2007
Net Sales
          Consolidated. Net sales for the three months ended September 30, 2008 were $1,905.1 million, compared to $1,243.7 million for the three months ended September 30, 2007, an increase of $661.4 million or 53.2%. This increase was primarily due to the acquisition of the Krotz Springs refinery, which contributed $678.9 million to the increase in sales, and higher refined product prices, partially offset by lower throughput at both the Big Spring refinery, due to the February 18, 2008 fire, and at the California refineries, to optimize our refining and asphalt economics.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,472.9 million for the three months ended September 30, 2008, compared to $913.6 million for the three months ended September 30, 2007, an increase of $559.3 million or 61.2%. This increase was primarily due to the acquisition of the Krotz Springs refinery during the third quarter of 2008, which contributed net sales for the third quarter of $678.9 million, and to significantly higher prices, partially offset by lower sales volumes. The average price of Gulf Coast unleaded gasoline for the third quarter of 2008 increased approximately $1.02 per gallon to $3.090 per gallon, compared to $2.073 per gallon in the third quarter of 2007, an increase of 49.1%, and the average Gulf Coast low-sulfur diesel price increased by approximately $1.21 per gallon to $3.394 per gallon in the third quarter of 2008 as compared to $2.181 per gallon in the third quarter of 2007, an increase of 55.6%. Our average refinery throughput in Big Spring decreased by 32,620 bpd to 35,204 bpd in the third quarter of 2008, compared to 67,824 bpd during the third quarter of 2007 due to the fire on February 18, 2008. While our throughput decreased, we were able to meet supply commitments to our customers through third party purchases. Our average refinery throughput at the California refineries decreased by 38,123 bpd to 28,661 bpd in the third quarter of 2008 compared to 66,784 bpd in the third quarter of 2007 to optimize our refining and asphalt economics.
          Asphalt Segment. Net sales for our asphalt segment were $261.6 million for the three months ended September 30, 2008, compared to $211.1 million for the three months ended September 30, 2007, an increase of $50.5 million or 23.9%. This increase was primarily due to higher asphalt prices, partially offset by lower sales volumes.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $351.5 million for the three months ended September 30, 2008 compared to $342.1 million for the three months ended September 30, 2007, an increase of $9.4 million or 2.7%. This increase was primarily attributable to higher prices of gasoline and diesel fuel and was partially offset by lower sales volumes.
Cost of Sales
          Consolidated. Cost of sales was $1,812.4 million for the three months ended September 30, 2008, compared to $1,136.0 million for the three months ended September 30, 2007, an increase of $676.4 million or 59.5%. This increase was primarily due to the addition of the Krotz Springs refinery during the third quarter of 2008 and increased costs in all other segments due to higher crude oil and refined product prices; partially being offset by lower throughput and sales volumes.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and marketing segment was $1,442.4 million for the three months ended September 30, 2008, compared to $853.3 million for the three months ended September 30, 2007, an increase of $589.1 million or 69.0% primarily related to the acquisition of the Krotz Springs refinery and to higher crude oil prices, partially offset by lower throughput. The average price of WTS crude oil for the third quarter of 2008 increased $45.65 per barrel to $115.82 per barrel, compared to $70.17 per barrel for the third quarter of 2007, an increase of 65.1%. The average price of MAYA crude oil for the third quarter of 2008 increased $43.71 per barrel to $106.75, compared to $63.04 per barrel for the third quarter of 2007, an increase of 69.3%.

          Asphalt Segment. Cost of sales for our asphalt segment was $227.3 million for the three months ended September 30, 2008, compared to $201.4 million for the three months ended September 30, 2007, an increase of $25.9 million or 12.9%. This increase was primarily due to higher crude prices and partially offset by lower asphalt sales volumes.
          Retail Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $323.5 million for the three months ended September 30, 2008, compared to $304.3 million for the three months ended September 30, 2007, an increase of $19.2 million or 6.3%. This increase was attributed to the increased motor fuel prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $66.7 million for the three months ended September 30, 2008, compared to $48.3 million for the three months ended September 30, 2007, an increase of $18.4 million or 38.1%. The increase was due primarily to the acquisition of the Krotz Springs refinery during the third quarter of 2008.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended September 30, 2008 were $54.1 million, compared to $36.4 million for the three months ended September 30, 2007, an increase of $17.7 million or 48.6%. The increase was due primarily to the acquisition of the Krotz Springs refinery during the third quarter of 2008.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2008 were $12.6 million, compared to $11.9 million for the three months ended September 30, 2007, an increase of $0.7 million or 5.9%.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended September 30, 2008 were $29.7 million, compared to $26.4 million for the three months ended September 30, 2007, an increase of $3.3 million or 12.5%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended September 30, 2008 were $4.4 million, compared to $4.5 million for the three months ended September 30, 2007, a decrease of $0.1 million or 2.2%.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2008 were $0.9 million, compared to $0.4 million for the three months ended September 30, 2007, an increase of $0.5 million or 125.0%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail segment for the three months ended September 30, 2008 were $24.2 million, compared to $21.4 million for the three months ended September 30, 2007, an increase of $2.8 million or 13.1%. This increase was primarily attributable to restructuring activities in preparation for an initial public offering contemplated for this segment.
Depreciation and Amortization
          Depreciation and amortization for the three months ended September 30, 2008 was $17.2 million, compared to $17.0 million for the three months ended September 30, 2007. This $0.2 million or 1.2% increase was primarily attributable to increased capital activity over the past year and the addition of the Krotz Springs refinery.

Operating Income
          Consolidated. Operating income for the three months ended September 30, 2008 was $92.5 million, compared to $17.0 million for the three months ended September 30, 2007, an increase of $75.5 million. This increase was primarily due to a gain on involuntary conversion of assets of $103.1 million and business interruption recovery of $30.0 million related to the Big Spring refinery fire. This increase was offset by a reduction of the throughput at the California refineries and the Big Spring refinery and a charge of $61.2 million to cost of sales for inventories adjustments related to the Krotz Springs acquisition.
          Refining and Unbranded Marketing Segment. Operating income for the three months ended September 30, 2008 increased by $65.1 million to $72.5 million compared to $7.4 million for the three months ended September 30, 2007. This increase was primarily due to the recording of a recovery relating to business interruption of $30.0 million and a gain on involuntary conversion of $103.1 million partially offset by lower operating margins and reduced throughputs. Our Big Spring refinery operating margin for the third quarter of 2008 decreased $1.23 per barrel to $8.17 per barrel, compared to $9.40 per barrel in the third quarter of 2007. The Gulf Coast 3/2/1 crack spread increased by 22.1% to an average of $16.05 per barrel in the third quarter of 2008 compared to an average of $13.14 per barrel in the third quarter of 2007. The Big Spring refinery operated in a hydroskimming mode in the third quarter of 2008 due to the fire, which resulted in lower refinery light product yields and as a result, a lower refinery operating margin was realized. Light product yields were approximately 54.1% for the third quarter of 2008 and 79.4% for the third quarter of 2007. Operating margins for our California refineries increased by $8.31 per barrel to $9.13 per barrel compared to $0.82 per barrel in the third quarter of 2007. The increase was primarily attributable to a 34.9% increase in the West Coast 6/1/2/3 crack spread to $3.17 per barrel for the three months ended September 30, 2008 from $2.35 per barrel for the three months ended September 30, 2007, and from optimizing inventory levels. MAYA crude oil increased $43.71 per barrel to $106.75 per barrel from $63.04 per barrel during the same period in 2007. The Krotz Springs refinery had a negative effect on operating income as a charge of $61.2 million to cost of sales was made in the third quarter of 2008 for inventories adjustments related to the acquisition.
          In connection with the February 18, 2008 fire at the Big Spring refinery, for the three months ended September 30, 2008, an involuntary gain on conversion of assets has been recorded of $103.1 million for the proceeds of $250.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through September 30, 2008.
          For the three months ended September 30, 2008, we recorded pre-tax costs of $17.4 million associated with the fire incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs.
          Asphalt Segment. Operating income for our asphalt segment was $20.1 million for the three months ended September 30, 2008, compared to an operating loss of $3.2 million for the three months ended September 30, 2007, an increase of $23.3 million. This increase was primarily due to an increase in sales prices for asphalt to more closely coincide with crude oil prices, and was partially offset by lower asphalt sales volumes.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $0.3 million for the three months ended September 30, 2008, compared to $13.1 million income for the three months ended September 30, 2007, a decrease of $12.8 million. This decrease was primarily due to lower fuel margins and sales volumes in the branded marketing business.
Interest Expense
          Interest expense was $21.5 million for the three months ended September 30, 2008, compared to $12.8 million for the three months ended September 30, 2007, an increase of $8.7 million. This increase was attributed to additional interest expense related to the acquisition of the Krotz Springs refinery and interest cost associated with borrowings under our revolving credit facilities during the third quarter of 2008.

Income Tax Expense (Benefit)
          Income tax expense was $25.1 million for the three months ended September 30, 2008, compared to an income tax benefit of $1.8 million for the three months ended September 30, 2007, an increase of $26.9 million. This increase was attributed to an adjustment made to the 2007 income tax expense. Our effective tax rate was 37.4% for the third quarter of 2008, compared to an effective tax rate of negative 16.0% for the third quarter of 2007.
Minority Interest in Income of Subsidiaries
          Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $2.5 million for the three months ended September 30, 2008, compared to $0.7 million for the three months ended September 30, 2007, an increase of $1.8 million. This increase was primarily attributable to our increased income in the quarter as a result of the factors discussed above.
Accumulated Dividends on Preferred Stock of Subsidiary
          Accumulated dividends on preferred stock of subsidiary was $2.2 million for the three months ended September 30, 2008 and is related to an $80.0 million equity investment by Alon Israel Oil Company, Ltd. in preferred stock of a new Alon holding company subsidiary. The $80.0 million equity investment was used to fund a portion of the Krotz Springs refinery acquisition on July 3, 2008. The dividends accrue at a rate of 10.75% per annum and are paid upon approval of Alon's board of directors.
Net Income
          Net income was $37.3 million for the three months ended September 30, 2008, compared to $12.6 million for the three months ended September 30, 2007, an increase of $24.7 million or 196.0%. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Net Sales
          Consolidated. Net sales for the nine months ended September 30, 2008 were $4,170.5 million, compared to $3,396.8 million for the nine months ended September 30, 2007, an increase of $773.7 million or 22.8%. This increase was primarily due to the acquisition of the Krotz Springs refinery, which contributed $678.9 million to the increase in sales, and higher refined product prices, partially offset by lower throughput at both the Big Spring refinery, due to the February 18, 2008 fire, and at the California refineries to optimize our refining and asphalt economics.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $3,114.5 million for the nine months ended September 30, 2008, compared to $2,458.3 million for the nine months ended September 30, 2007, an increase of $656.2 million or 26.7%. This increase was primarily due to the acquisition of the Krotz Springs refinery during the third quarter of 2008 and to significantly higher prices, partially offset by lower sales volumes. The average price of Gulf Coast unleaded gasoline for the nine months ended September 30, 2008 increased approximately $0.89 per gallon to $2.863 per gallon, compared to $1.973 per gallon for the nine months ended September 30, 2007, an increase of 45.1%, and the average Gulf Coast low-sulfur diesel price increased by approximately $1.27 per gallon to $3.285 per gallon for the nine months ended September 30, 2008 as compared to $2.019 per gallon for the nine months ended September 30, 2007, an increase of 62.7%. Our average refinery throughput at our Big Spring refinery decreased by 36,355 bpd to 32,299 bpd for the nine months ended September 30, 2008, compared to 68,654 bpd for the nine months ended September 30, 2007 due to the fire on February 18, 2008. While our throughput decreased, we were able to meet supply commitments to our customers through third party purchases. Our average refinery throughput at the California refineries decreased by 28,496 bpd to 34,620 bpd for the nine months ended September 30, 2008 compared to 63,116 bpd for the nine months ended September 30, 2007 to optimize our refining and asphalt economics.
          Asphalt Segment. Net sales for our asphalt segment were $542.8 million for the nine months ended September 30, 2008, compared to $506.5 million for the nine months ended September 30, 2007, an increase of $36.3 million or 7.2%. This increase was primarily due to the increase in the price of crude oil, which resulted in higher prices for asphalt, partially offset by lower asphalt sales volumes.

          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $1,038.0 million for the nine months ended September 30, 2008 compared to $943.0 million for the nine months ended September 30, 2007, an increase of $95.0 million or 10.1%. This increase was primarily attributable to higher prices in gasoline and diesel fuel and the acquisition of 102 Skinny’s convenience stores on June 29, 2007, and was partially offset by lower sales volumes.
Cost of Sales
          Consolidated. Cost of sales was $4,033.8 million for the nine months ended September 30, 2008, compared to $2,876.9 million for the nine months ended September 30, 2007, an increase of $1,156.9 million or 40.2%. This increase was primarily due to increased cost associated with the acquisition of the Krotz Springs refinery and in all other segments due to higher crude oil prices and was partially offset by lower throughput.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $3,116.0 million for the nine months ended September 30, 2008, compared to $2,078.2 million for the nine months ended September 30, 2007, an increase of $1,037.8 million or 50.0%, which was primarily related to the acquisition of the Krotz Springs refinery and to higher crude oil prices and partially offset by lower throughput. The average price per barrel of WTS crude oil for the nine months ended September 30, 2008 increased $47.99 per barrel to $109.53 per barrel, compared to $61.54 per barrel for the nine months ended September 30, 2007, an increase of 78.0%.
          Asphalt Segment. Cost of sales for our asphalt segment was $483.0 million for the nine months ended September 30, 2008, compared to $452.7 million for the nine months ended September 30, 2007, an increase of $30.3 million or 6.7%. This increase was due to higher crude cost and offset by a decrease due to lower asphalt sales volumes.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $959.6 million for the nine months ended September 30, 2008, compared to $857.0 million for the nine months ended September 30, 2007, an increase of $102.6 million or 12.0%. This increase was primarily due to increased motor fuel prices and to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $149.6 million for the nine months ended September 30, 2008, compared to $152.4 million for the nine months ended September 30, 2007, a decrease of $2.8 million or 1.8%.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the nine months ended September 30, 2008 were $115.3 million, compared to $117.6 million for the nine months ended September 30, 2007, a decrease of $2.3 million or 2.0%. This decrease was due primarily to reduced throughput in both the California refineries and the Big Spring refinery, partially offset by the increased operating expenses associated with the Krotz Springs refinery.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2008 were $34.3 million, compared to $34.7 million for the nine months ended September 30, 2007, a decrease of $0.4 million or 1.2%.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the nine months ended September 30, 2008 were $86.4 million, compared to $76.5 million for the nine months ended September 30, 2007, an increase of $9.9 million or 12.9%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.

          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the nine months ended September 30, 2008 were $12.5 million, compared to $17.6 million for the nine months ended September 30, 2007, a decrease of $5.1 million or 29.0%. This decrease was primarily due to reduced throughput in both the California refineries and the Big Spring refinery.
          Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2008 were $3.0 million, compared to $2.2 million for the nine months ended September 30, 2007, an increase of $0.8 million or 36.4%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the nine months ended September 30, 2008 were $70.4 million, compared to $56.4 million for the nine months ended September 30, 2007, an increase of $14.0 million or 24.8%. This increase was primarily attributable to the acquisition of 102 Skinny’s convenience stores on June 29, 2007.
Depreciation and Amortization
          Depreciation and amortization for the nine months ended September 30, 2008 was $44.5 million, compared to $42.6 million for the nine months ended September 30, 2007. This $1.9 million or 4.5% increase was primarily attributable to increased capital activity over the past year.
Operating Income
          Consolidated. Operating income for the nine months ended September 30, 2008 was $85.8 million, compared to $253.0 million operating income for the nine months ended September 30, 2007, a decrease of $167.2 million or 66.1%. This decrease is primarily a result of reduced refining margins and refinery throughput at both the California refineries and the Big Spring refinery.
          Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment for the nine months ended September 30, 2008 was $68.4 million, compared to $215.2 million operating income for the nine months ended September 30, 2007, a decrease of $146.8 million, or 68.2%. Our Big Spring refinery operating margin for the nine months ended September 30, 2008 decreased $13.51 per barrel to $2.30 per barrel, compared to $15.81 per barrel in the nine months ended September 30, 2007. The Gulf Coast 3/2/1 crack spread decreased by 26.2% to an average of $12.82 per barrel in the first nine months of 2008 compared to an average of $17.38 per barrel in the first nine months of 2007, contributing to the lower Big Spring refinery operating margin. The Big Spring refinery operated in a hydroskimming mode in the third quarter of 2008 due to the fire, which resulted in lower refinery light product yields. Light product yields were approximately 62% and 82% for the nine months ended September 30, 2008 and 2007, respectively. In the first nine months of 2008, operating margins for our California refineries decreased $5.48 per barrel to ($0.37) per barrel compared to $5.11 per barrel in the first nine months of 2007.
          In connection with the February 18, 2008 fire at the Big Spring refinery, for the nine months ended September 30, 2008, an involuntary gain on conversion of assets has been recorded of $199.7 million for the proceeds of $250.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through September 30, 2008.
          For the nine months ended September 30, 2008, we have recorded pre-tax costs of $43.2 million associated with the fire. The components of the net costs for the nine months ended September 30, 2008 include: $37.4 million incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs, $5.0 million for our third party liability insurance deductible under the insurance policy and $0.8 million of depreciation for the temporarily idled facilities.
          A gain on the disposition of assets of $42.9 million for the nine months ended September 30, 2008 represented the recognition of all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

          Asphalt Segment. Operating income for our asphalt segment was $20.8 million for the nine months ended September 30, 2008, compared to $15.3 million for the nine months ended September 30, 2007, an increase of $5.5 million. This increase was primarily due to an increase in prices for asphalt to more closely coincide with crude oil prices and was partially offset by lower asphalt sales volume.
          Retail and Branded Marketing Segment. Operating loss for our retail and branded marketing segment was ($2.3) million for the nine months ended September 30, 2008, compared to $23.6 million operating income for the nine months ended September 30, 2007, a decrease of $25.9 million or 109.7%. This decrease was primarily due to lower sales volumes and margins in the branded marketing business.
Interest Expense
          Interest expense was $42.9 million for the nine months ended September 30, 2008, compared to $35.9 million for the nine months ended September 30, 2007, an increase of $7.0 million. This increase was attributed to additional interest expense related to the acquisition of the Krotz Springs refinery and interest cost associated with borrowings under our revolving credit facilities during the nine months ended September 30, 2008.
Income Tax Expense (Benefit)
          Income tax expense was $15.9 million for the nine months ended September 30, 2008, compared to $79.8 million expense for the nine months ended September 30, 2007,a decrease of $63.9 million, or 80.1%. This decrease resulted from our lower earnings in the first nine months of 2008 compared to the first nine months of 2007. Our effective tax rate was 38.0% for the first nine months of 2008, compared to an effective tax rate of 34.4% for the first nine months of 2007.
Minority Interest in Income of Subsidiaries
          Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $1.8 million for the nine months ended September 30, 2008, compared to $8.6 million for the nine months ended September 30, 2007, a decrease of $6.8 million or 79.1%. This decrease was primarily attributable to our lower earnings in the first nine months of 2008 as a result of the factors discussed above.
Accumulated Dividends on Preferred Stock of Subsidiary
          Accumulated dividends on preferred stock of subsidiary was $2.2 million for the nine months ended September 30, 2008 and is related to an $80.0 million equity investment by Alon Israel Oil Company, Ltd. in preferred stock of a new Alon holding company subsidiary. The $80.0 million equity investment was used to fund a portion of the Krotz Springs refinery acquisition on July 3, 2006. The dividends accrue at a rate of 10.75% per annum and are paid upon approval of Alon’s board of directors.
Net Income
          Net income was $21.9 million for the nine months ended September 30, 2008, compared to $143.8 million net income for the nine months ended September 30, 2007,a decrease of $121.9 million, or 84.8%. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. As a result of the fire at our Big Spring refinery on February 18, 2008, these sources have been, and we expect them to continue to be, supplemented by insurance recoveries. The applicable insurance policies provide us with a combined single limit of $385.0 million for property damage, with a $2.0 million deductible, and business interruption coverage with a 45 day waiting period. We also have third party liability insurance with a limit of $150.0 million and a $5.0 million deductible. At the present time, we believe that the total cost to repair the Big Spring refinery and losses claimed under the business interruption portion of the aforementioned policy could exceed the combined single limit of the policy. We believe that the aforementioned sources of funds and other capital resources will be sufficient to satisfy the cash requirements we anticipate for the repair of the Big Spring refinery as well as to satisfy the anticipated cash requirements associated with our business during the next 12 months.

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
Cash Flows
          The following table sets forth our consolidated cash flows for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(dollars in thousands)
Cash provided by (used in):
Operating activities	$33,682	$14,687	$(8,394)	$173,595
Investing activities	(532,747)	(50,595)	(583,750)	(150,584)
Financing activities	503,845	(4,334)	542,205	32,249

Net increase (decrease) in cash and cash equivalents	$4,780	$(40,242)	$(49,939)	$55,260

Cash Flows Provided by (Used In) Operating Activities
          Net cash provided by operating activities during the three months ended September 30, 2008 was $ 33.7 million, compared to $14.7 million during the nine months ended September 30, 2007. The total change of $19.0 million in net cash provided by operating activities was attributable to $42.6 million substantially due to optimization of working capital, partially offset by the change in net income for the three months ended September 30, 2008 over the same period in 2007, adjusted for deferred income tax expense, gain on involuntary conversion of assets and gain on disposition of assets with a total of $23.6 million.
          Net cash used in operating activities during the nine months ended September 30, 2008 was $8.4 million, compared to net cash provided of $173.6 million during the nine months ended September 30, 2007. The total change of $182.0 million in net cash used in operating activities was attributable to the change in net income for the nine months ended September 30, 2008 over the same period in 2007, adjusted for deferred income tax expense, gain on involuntary conversion of assets and gain on disposition of assets with a total of $277.5 million, partially offset by $95.5 million substantially due to optimization of working capital.
Cash Flows Used In Investing Activities
          Net cash used in investing activities during the three months ended September 30, 2008 was $532.7 million, compared to $50.6 million used during the three months ended September 30, 2007. The change in net cash used in investing activities was primarily attributable to $152.2 million in capital expenditures to rebuild the Big Spring refinery and planned capital expenditures of $21.7 million, partially offset by $103.1 million of insurance recoveries related to the fire and $461.9 million for the acquisition of the Krotz Springs refinery ($480.2 million for acquisition less amounts previously held in escrow of $18.3 million during the second quarter of 2008) in the three months ended September 30, 2008, compared to $35.0 million to purchase short-term investments and capital expenditures of $15.5 million in the three months ended September 30, 2007.
          Net cash used in investing activities during the nine months ended September 30, 2008 was $583.8 million, compared to $150.6 million used during the nine months ended September 30, 2007. The change in net cash used in investing activities was primarily attributable to $312.6 million in capital expenditures to rebuild the Big Spring refinery, sales of short term investments of $27.3 million and planned capital expenditures of $43.3 million, partially offset by $225.0 million of insurance recoveries related to the fire and $480.2 million for the acquisition of the Krotz Springs refinery in the nine months ended September 30, 2008, compared to $35.0 million to purchase short-term investments, capital expenditures of $38.3 and $77.4 million for the acquisition of Skinny’s Inc. in the nine months ended September 30, 2007.

          Cash Flows Provided By Financing Activities
          Net cash provided by financing activities was $503.8 million during the three months ended September 30, 2008, compared to cash used of $4.3 million during the three months ended September 30, 2007. The change in net cash provided by financing activities in the third quarter of 2008 was primarily attributable to $203.0 million of borrowings under the revolving credit facilities and activities related to the Krotz Springs acquisition which included additions to long-term debt of $252.0 million and $80.0 million received from the sale of preferred stock of a subsidiary, partially offset by debt issuance costs of $27.7 million.
          Net cash provided by financing activities was $542.2 million during the nine months ended September 30, 2008, compared to cash provided of $32.2 million during the nine months ended September 30, 2007. The change in net cash provided by financing activities in the first nine months of 2008 was primarily attributable to $254.0 million of borrowings under the revolving credit facilities and activities related to the Krotz Springs acquisition which included additions to long-term debt of $252.0 million and $80.0 million received from the sale of preferred stock of a subsidiary net of debt issuance costs of $27.7 million, partially offset by repayment of long-term debt of $10.3 million compared to an increase in long term debt of $46.2 million to partially fund the acquisition of Skinny’s, Inc. and repayment of long-term debt of $5.7 million in the first nine months of 2007.
          Cash Position and Indebtedness
          We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of September 30, 2008, our total cash and cash equivalents were $18.7 million and we had total debt of $1,082.4 million.
          Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of September 30, 2008:

	As of September 30, 2008
	Amount Outstanding	Total Facility	Total Availability (1)
		(dollars in thousands)
Debt, including current portion:
Term loan credit facilities	$793,810	$739,810	$—
Revolving credit facilities	254,000	1,000,000	213,868
Retail credit facilities	88,547	88,547	—

Totals	$1,136,357	$1,828,357	$213,868

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of September 30, 2008, which was $375.6 million or (b) total borrowing base less outstanding borrowings and letters of credit as of September 30, 2008, which was $213.9 million.
          Term Loan Credit Facility
          On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. On August 4, 2006, Alon borrowed $400.0 million as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50.0 million as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of $4.5 million per annum are to be paid in quarterly installments. At September 30, 2008 and December 31, 2007, the outstanding balance was $437.8 and $443.3 million, respectively.

          The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition (note 3). The Credit Suisse Credit Facility is secured by a second lien on our cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
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
          On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302.0 million Term Loan Agreement (the “Krotz Term Loan”) with Credit Suisse, as Administrative and Collateral Agent, and a group of financial institutions. The Krotz Term Loan matures in July 2014, with quarterly repayments beginning on March 31, 2009.
          Interest under the Krotz Term Loan bears interest at a margin of 7.5% over the LIBOR subject to a LIBOR minimum rate of 3.25%.
          The Krotz Term Loan is secured by a first lien on substantially all of the assets of ARKS, except for cash accounts receivable and inventory, and a second lien on the cash, accounts receivable and inventory. The Krotz Term Loan also contains restrictive covenants such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, certain investments and restricted payments. Under the Krotz Term Loan, ARKS is required to comply with a debt service ratio, a leverage ratio, and a capital expenditure limitation.
          ARKS may prepay all or a portion of the outstanding loan balance under the Krotz Term Loan at any time without prepayment penalty.
          Revolving Credit Facilities
          Israel Discount Bank Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank of New York (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York (“Israel Discount Bank”), acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility is $160.0 million with options to increase the commitment to $240.0 million if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of September 30, 2008 is $240.0 million, while the borrowing base at September 30, 2008 was $304.1 million.
          The IDB Credit Facility will mature on January 1, 2010. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.

          Borrowings of $126.0 million were outstanding under the IDB Credit Facility at September 30, 2008 and zero outstanding at December 31, 2007. As of September 30, 2008 and December 31, 2007, outstanding letters of credit under the IDB Credit Facility were $83.4 million and $113.5 million, respectively.
          Israel Discount Bank Letter of Credits Credit Agreement. On July 30, 2008, Alon entered into an unsecured credit facility with Israel Discount Bank, as Administrative Agent and Co-Arranger, and Bank Leumi, USA, as co-Arranger, for the issuance of letter of credit in an amount not to exceed $60.0 million. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility will terminate on January 1, 2010. At September 30, 2008, Alon had $49.4 million of outstanding letters of credit under this credit facility.
          Bank of America Credit Facilities. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to the facility limit of the lesser of or the amount of the borrowing base under the facility. At September 30, 2008, the borrowing base under the Paramount Credit Facility was $263.4 million. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability as of September 30, 2008, such margin would be 1.50%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          There was $23.0 million borrowing outstanding under the Paramount Credit Facility at September 30, 2008 and zero outstanding at December 31, 2007. As of September 30, 2008 and December 31, 2007, outstanding letters of credit under the Paramount Credit Facility were $95.3 million and $90.6 million, respectively.
          On July 3, 2008, ARKS entered into a Loan and Security Agreement (the “ARKS Facility”) with BOA as Agent. This facility is guaranteed by Alon Refining Louisiana, Inc. (“ARL”) and is secured by a first lien on the inventory and cash accounts receivable of ARKS and ARL and a second lien on the remaining assets. The ARKS Facility is a $400.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit, subject to a facility limit of the lesser of $400.0 million or the amount of the borrowing base under the facility. The ARKS Facility terminates on July 3, 2013. The ARKS Facility also contains a feature which will allow for an increase in the facility by $100.0 million subject to approval by both parties. At September 30, 2008, the ARKS Facility size was $400.0 million and the borrowing base was $274.9 million.
          Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR, currently 2.0%. This margin will remain in place until at least March 31, 2009.
          At September 30, 2008, ARKS had an outstanding loan balance of $105.0 million and outstanding letters of credit of $142.2 million.
          The ARKS Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging and certain restricted payments. Additionally, BOA has the right to impose a financial covenant under certain circumstances.
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

          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At September 30, 2008 and December 31, 2007, the outstanding balance of this loan was $87.6 million and $92.4 million, respectively, and there were no further amounts available for borrowing.
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
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon USA Interests, LLC, Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The Amended Wachovia Credit Facility also contains customary restrictive covenants on the activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The Amended Wachovia Credit Facility also includes one annual financial covenant.
          In 2003, Alon obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At September 30, 2008 and December 31, 2007, the outstanding balances were $0.9 million and $1.0 million, respectively.
Capital Spending
          Each year our board of directors approves a capital projects budget, which includes regulatory and planned turnaround projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2008 is $93.5 million, of which $36.0 million is related to regulatory and compliance projects, $13.5 million is related to turnaround and chemical catalyst, and $44.0 million is related to various improvement and sustaining projects. Approximately $355.9 million has been spent as of September 30, 2008 with $312.6 million to rebuild the Big Spring refinery.
          Clean Air Capital Expenditures. We expect to spend approximately $19.3 million in the aggregate in 2008 and 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $13.5 million during 2008 relating to turnaround and chemical catalyst. Approximately $2.1 million has been spent as of September 30, 2008 compared to $9.4 million for the same period in 2007.
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
          We maintain inventories of crude oil, asphalt, feedstocks and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2008, we held approximately 4.9 million barrels of crude, product, and asphalt inventories valued under the LIFO valuation method with an average cost of $61.20 per barrel. Market value exceeded carrying value of LIFO costs by $241.2 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4.9 million.
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

          The following table provides information about our derivative commodity instruments as of September 30, 2008:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	549,000	$107.71	$—	$59,133	$58,626	$(507)
Forwards-long (Diesel)	50,000	130.32	—	6,516	6,341	(175)
Futures-short (Crude)	(58,000)	—	98.47	(5,711)	(5,834)	(123)

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
Futures-swaps (Crack Spread)	13,713,625	$22.27	$22.14	$294,916	$292,831	$2,085
Interest Rate Risk
          As of September 30, 2008, $1,082.4 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Amended Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and Eurodollar plus 1.5% per annum, respectively. Outstanding borrowings under the Krotz Term Loan bears interest at LIBOR plus 7.50%. Outstanding borrowings under the IDB credit facility bear interest at Eurodollar plus 1.50% and outstanding borrowings under the Bank of America Credit Facility bear interest at LIBOR plus 1.50%. Outstanding borrowings under the ARKS Facility bear interest at LIBOR plus 2.0%. As of September 30, 2008, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $7.3 million per year.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by Affiliated Purchasers

Total Number of
				Shares Purchased as	Maximum Number	of
				Part of Publicly	Shares that May Yet Be
	Total Number of		Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased		per Share	Programs	Plans or Programs
January 1, 2008 — January 31, 2008	—		—	—	—
February 1, 2008 — February 29, 2008	—		—	—	—
March 1, 2008 — March 31, 2008	933,000	(a)	$13.07 (b)	—	—
April 1, 2008 — April 30, 2008	—		—	—	—
May 1, 2008 — May 31, 2008	—		—	—	—
June 1, 2008 — June 30, 2008	—		—	—	—
July 1, 2008 — July 31, 2008	—		—	—	—
August 1, 2008 — August 31, 2008	1,513,508	(c)	$10.57	—	—
September 1, 2008 — September 30, 2008	187,300	(c)	$11.93	—	—

Total	2,633,808		$11.55

(a)	The amount shown reflects the aggregate purchases, in a series of open market transactions, by (i) Alon Israel Oil Company Ltd. (“Alon Israel”) of an aggregate of 880,000 shares of Alon common stock at an average volume weighted purchase price of $13.02; and (ii) David Wiessman of an aggregate of 53,000 shares of Alon common stock at an average volume weighted purchase price of $13.77. The purchases by Alon Israel and Mr. Wiessman were effected in accordance with the volume limitations and other safe harbor provisions set forth in Rule 10b-18 under the Exchange Act.

(b)	The amount shown reflects the average volume weighted purchase price of the combined purchases by Alon Israel and Mr. Wiessman.

(c)	The amount shown reflects the aggregate purchases, in a series of open market transactions, by Alon Israel. The purchases by Alon Israel were effected in accordance with the volume limitations and other safe harbor provisions set forth in Rule 10b-18 under the Exchange Act.

ITEM 5. OTHER INFORMATION.
Amendments to Certain Agreements with Named Executive Officers
          On November 4, 2008, the Company approved amendments to certain of its compensation and benefits arrangements covering its Chief Executive Officer, Chief Financial Officer, and other named executive officers to reflect technical changes necessary to comply with Section 409A of the Internal Revenue Code. Specifically, the employment agreements between the Company and each of Messrs. Jeff Morris, Shai Even, Claire Hart, Joseph Concienne, Joseph Israel, and Harlin Dean were so amended, as well as the Incentive Stock Option Agreements between Mr. Morris and each of Alon Assets, Inc. and Alon USA Operating, Inc.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.2	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.3	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.4	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 3, 2008, by and among USA Energy, Inc., Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.5	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.6	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.7	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

10.8	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

10.9*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC.

10.10*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC.

10.11*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Joseph A. Concienne, III and Alon USA GP, LLC.

Exhibit
Number	Description of Exhibit
10.12*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC.

10.13*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC.

10.14*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC.

10.15*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc.

10.16*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: November 6, 2008	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: November 6, 2008	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: November 6, 2008	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.2	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.3	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.4	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 3, 2008, by and among USA Energy, Inc., Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.5	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.6	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.7	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

10.8	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

10.9*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC.

10.10*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC.

10.11*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Joseph A. Concienne, III and Alon USA GP, LLC.

Exhibit
Number	Description of Exhibit
10.12*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC.

10.13*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC.

10.14*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC.

10.15*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc.

10.16*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.