Form 10-K
period 2008-12-31
Alon USA Energy, Inc.
filed 2009-04-10
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO                    .
Commission file number: 001-32567
ALON USA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2966572

(State of incorporation)	(I.R.S. Employer Identification No.)

7616 LBJ Freeway, Suite 300, Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 367-3600
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter was $129,481,674.92.
     As of March 31, 2009, 46,814,021 shares of the registrant’s common stock, $0.01 par value, were outstanding.
     Documents incorporated by reference: Proxy statement of the registrant relating to the registrant’s 2009 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
     We are a Delaware corporation formed in 2000 to acquire the Big Spring, Texas refinery and related pipeline, terminal and marketing assets from Atofina Petrochemicals, Inc., or FINA. In 2006, we acquired refineries in Paramount and Long Beach, California and Willbridge, Oregon, together with the related pipeline, terminal and marketing assets, through the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company. In 2008, we acquired a refinery in Krotz Springs, Louisiana through the acquisition of Valero Refining Company-Louisiana. As of December 31, 2008, we operated 306 convenience stores in Central and West Texas and New Mexico, primarily under the 7-Eleven and FINA brand names. Our convenience stores typically offer merchandise, food products and motor fuels. Our principal executive offices are located at 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
     On July 28, 2005, our stock began trading on the New York Stock Exchange under the trading symbol “ALJ.” We are a controlled company under the rules and regulations of the New York Stock Exchange because Alon Israel Oil Company, Ltd. (“Alon Israel”) owns approximately 77.8% of our outstanding common stock. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Blue Square Israel, Ltd., a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange and also of Dor Alon Energy, a leading Israeli marketer, developer and operator of gas stations and shopping centers.
     We file annual, quarterly and current reports and proxy statements, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. In addition, we make our SEC filings available free of charge through our internet website at www.alonusa.com as soon as reasonably practicable after we electronically file, or furnish, such material with the SEC. In addition, we will provide copies of our filings free of charge to our stockholders upon request to Alon USA Energy, Inc., Attention: Investor Relations, 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251. We have also made the following documents available free of charge through our internet website at www.alonusa.com:
•	Compensation Committee Charter;

•	Audit Committee Charter;

•	Corporate Governance Guidelines; and

•	Code of Business Conduct and Ethics.
     We submitted our annual certification concerning corporate governance to the New York Stock Exchange on May 29, 2008 pursuant to section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

BUSINESS
     We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 250,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products.
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
Refining and Unbranded Marketing
     Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas, and Paramount and Long Beach, California and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Long Beach and Paramount refineries together as our “California refineries.” These refineries have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
Big Spring Refinery
     Our Big Spring refinery has a crude oil throughput capacity of 70,000 bpd and is located on 1,306 acres in the Permian Basin in West Texas. In industry terms, our Big Spring refinery is characterized as a “cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation, naphtha reforming and hydrotreating processes, to produce higher light product yields through the conversion of heavier fuel oils into gasoline, light distillates and intermediate products.
     Major processing units at our Big Spring refinery include fluid catalytic cracking (“FCC”), naphtha reforming, vacuum distillation, hydrotreating and alkylation units.
     On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire have been completed other than the alkylation unit which we expect to be completed by the end of 2009.
     Our Big Spring refinery has the capability to process substantial volumes of less expensive high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. Typically, sour crude oil has accounted for approximately 90.0% of the Big Spring refinery’s crude oil input.
     Our Big Spring refinery produces gasoline, ultra low sulfur diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum products. This refinery typically converts approximately 90.0% of its feedstock into finished products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 10.0% primarily converted to asphalt and liquefied petroleum gas.
     During each full year of operations since our acquisition from FINA other than 2008 due to the February 18, 2008 fire, we have averaged over 90% utilization of our Big Spring refinery’s crude oil throughout capacity. The following table summarizes historical throughput and production data for our Big Spring refinery:

	Year Ended December 31,
	2008		2007		2006
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput:
Sour crude	31,654	83.8	58,607	86.0	58,529	89.4
Sweet crude	4,270	11.3	5,017	7.4	2,987	4.6
Blendstocks	1,869	4.9	4,521	6.6	3,897	6.0

Total refinery throughput (1)	37,793	100.0	68,145	100.0	65,413	100.0

Refinery production:
Gasoline	14,266	38.4	32,135	47.5	29,671	46.0
Diesel/jet	10,439	28.2	19,676	29.1	20,651	32.0
Asphalt	4,850	13.1	7,620	11.3	6,147	9.5
Petrochemicals	1,221	3.3	3,980	5.9	4,465	6.9
Other	6,298	17.0	4,190	6.2	3,627	5.6

Total refinery production (2)	37,074	100.0	67,601	100.0	64,561	100.0

Refinery utilization (3)	52.3%		92.5%		90.8%

(1)	Total refinery throughput represents the total of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the bpd of various products produced from processing oil and other refinery feedstocks through the crude unit and other conversion units at our Big Spring refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.
     Refinery throughput and production for 2008 reflects the effects of the downtime associated with the February 18, 2008 fire. Refinery throughput and production for 2007 reflects the effects of downtime associated with a scheduled reformer regeneration in January 2007, scheduled maintenance in the third quarter of 2007 and restrictions on throughput caused by limited hydrogen production due to operational issues in the catalytic reformer which were resolved by a reformer regeneration completed in January 2008. Refinery throughput and production for 2006 reflects the effects of downtime associated with a planned turnaround in May 2006 for the installation and start-up of equipment to permit the Big Spring refinery to satisfy the ultra low sulfur diesel standards of the U.S. Environmental Protection Agency (“EPA”) and of reduced crude oil capacity due to a restriction in the crude vacuum tower heater during the months of June to December of 2006. Due to the vacuum tower heater restriction, average refinery throughput for the last two quarters of 2006 was 67,400 bpd compared to 70,529 bpd for the first quarter of 2006.
          Big Spring Refinery Raw Material Supply
     Sour crude oil has typically accounted for more than 90% of our crude oil input at the Big Spring refinery, of which approximately 93% was West Texas Sour (“WTS”) crude oil prior to 2007. In late 2006, we began to use different crudes and feedstocks shipped from the Texas Gulf Coast on the Amdel pipeline to diversify our crude sources and to improve production yields. As a result, in 2007 WTS decreased to approximately 77% of the Big Spring Refinery’s sour crude oil input. In 2008, WTS decreased to approximately 63% of the Big Spring Refinery’s sour crude oil input. Our Big Spring refinery is the closest refinery in proximity to Midland, Texas, which is the largest origination terminal for West Texas crude oil. We believe this location provides us with the lowest transportation cost differential for West Texas crude oil of any refinery.
     Approximately 68% of our Big Spring refinery’s crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are generally short-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. A small amount of locally gathered crude oil is also delivered directly to our Big Spring refinery. The remainder of the Big Spring refinery’s crude oil input requirements are purchased on the spot market. In addition, access to the Amdel and White Oil pipelines gives us the ability to optimize our refinery crude slate by transporting foreign and domestic crude oils to our Big Spring refinery from the Gulf Coast when the economics for processing those crude oils are more favorable than processing locally-sourced crude oils. Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar, and a majority of our natural gas is delivered by a pipeline in which we own a 63% interest.
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
          Big Spring Refinery Production
     Gasoline. In 2008, gasoline accounted for approximately 38.4% of our Big Spring refinery’s production. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 93 octane premium unleaded, and use a computerized component blending system to optimize gasoline blending. We intend to complete our ultra low sulfur gasoline project in the second half of 2009 following which our gasoline produced at the Big Spring refinery will comply with the EPA’s ultra low sulfur gasoline standard of 30 parts per million (“ppm”). Our Big Spring refinery is capable of producing specially formulated fuels, such as those required in the El Paso, Dallas/Fort Worth and Arizona markets.
     Distillates. In 2008, diesel and jet fuel accounted for approximately 28.2% of our Big Spring refinery’s production. Following completion of our ultra low sulfur diesel project in May 2006, all of the on-road specification diesel fuel we produce meets the EPA’s ultra low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications required by the Air Force bases to which we market our jet fuel.
     Asphalt. Asphalt accounted for approximately 13.1% of our Big Spring refinery’s production in 2008. Approximately 24.5% of our Big Spring refinery’s asphalt production is blended paving grades and 75.5% is asphalt blendstocks. We have an exclusive license to use FINA’s asphalt blending technology in West Texas, Arizona, New Mexico and Colorado and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming. Exclusivity under this fully-paid license remains in effect as long as we continue to purchase our rubber modifiers from FINA, although we may purchase rubber modifiers from other sources and maintain such exclusivity if FINA does not provide competitive pricing on these products. Because FINA ceased supplying rubber modifiers in the United States in the first quarter of 2005, we have been purchasing rubber modifiers from other sources since that time. Our asphalt facilities are capable of producing up to 30 different product formulations, including both polymer modified asphalt (“PMA”) and ground tire rubber (“GTR”) asphalt. Asphalt produced at the Big Spring refinery is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
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
          Big Spring Refinery Transportation Fuel Marketing
     Our refining and unbranded marketing segment sales include sales of refined products from our Big Spring refinery in both the wholesale rack and bulk markets. Our marketing of transportation fuels produced at our Big Spring refinery is focused on four states in the Southwestern and South Central regions of the United States through our physically integrated system.
     We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to these areas as our physically integrated system because our distributors in this region are supplied with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements. Other than in 2008 due to the February 18, 2008 fire, approximately 50% of the gasoline and 10% of the diesel motor fuels produced at our Big Spring Refinery are transferred to our retail and branded marketing segments at prices substantially determined by reference to Platts.
     Unbranded Transportation Fuel Marketing. We presently sell a majority of the diesel fuel and approximately 16.7% of the gasoline produced at our Big Spring refinery on an unbranded basis. During 2008 we sold over 6,851 bpd of our Big Spring refinery’s diesel fuel and gasoline production as unbranded fuels, which were largely sold through our physically integrated system. An additional 4,000 bpd was sold on a purchase for resale basis due to the February 18, 2008 fire.
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
          Product Terminals
     We primarily utilize the following six product terminals for delivery of transportation fuels produced at our Big Spring refinery, of which two are owned and three are accessed through our Pipelines and Terminal Agreement with HEP:

		Working
Terminals	Access	Capacity (1)	Supply Source	Mode of Delivery
Big Spring, Texas (2)	Owned	331	Pipeline/refinery	Pipeline/truck
Abilene, Texas	HEP	111	Pipeline	Pipeline/truck
Wichita Falls, Texas	HEP	189	Pipeline	Truck
Duncan, Oklahoma	Owned (3)	154	Pipeline	Pipeline
Orla, Texas	HEP	116	Pipeline	Pipeline

Southlake, Texas	Terminalling Agreement	212	Pipeline	Truck

Total		1,113

(1)	Measured in thousands of barrels.

(2)	Includes the tankage located at our Big Spring refinery.

(3)	The terminal is owned, but the underlying real property is leased.
     All six terminals we access are physically integrated with our Big Spring refinery through the product pipelines we utilize. Four of these six terminals, Big Spring, Abilene, Southlake and Wichita Falls, are equipped with truck loading racks. The other two terminals, Duncan, Oklahoma and Orla, Texas, are used for delivering shipments into third-party pipeline systems. The Southlake terminal is supplied pursuant to a throughput agreement with Nustar Logistics, LP (“Nustar”) whereby we have agreed to ship 2,000 bpd of product from the HEP-owned Wichita Falls, Texas terminal to the Southlake terminal through Nustar’s pipeline. We also directly access three other terminals located in El Paso, Texas and Tucson and Phoenix, Arizona.
California Refineries and Terminals
     On August 4, 2006, we completed the purchase of the stock of Paramount Petroleum Corporation, a heavy crude oil refining company. Paramount Petroleum Corporation’s assets included two refineries located in Paramount, California and Willbridge, Oregon with a combined refining capacity of 66,000 bpd, seven asphalt terminals located in Washington (Richmond Beach), California (Elk Grove and Mojave), Arizona (Phoenix, Fredonia and Flagstaff), and Nevada (Fernley) (50% interest), and a 50% interest in Wright Asphalt Products Company (“Wright”), which specializes in patented ground tire rubber modified asphalt products. Our Paramount refinery has a crude oil throughput capacity of 54,000 bpd and is located on 63 acres in Paramount, California. In industry terms, the Paramount refinery is characterized as a “hydroskimming refinery” which is a more complex refinery configuration than a “topping refinery” (described below), adding naphtha reforming, hydrotreating and other chemical treating processes to the distillation process. In addition to producing vacuum gas oil and asphalt, our Paramount refinery utilizes naphtha reforming and hydrotreating to produce gasoline and distillate products from the light oil streams resulting from the distillation process.
     On September 28, 2006, we completed the acquisition of Edgington Oil Company, a heavy crude oil refining company located in Long Beach, California. Edgington Oil Company’s assets included a refinery with a nameplate capacity of approximately 40,000 bpd. Our Long Beach refinery has a crude oil throughput capacity of 40,000 bpd and is located on 19 acres in Long Beach, California. In industry terms, the Long Beach refinery is characterized as a “topping refinery” which generally refers to a low complexity refinery configuration consisting primarily of a distillation unit. Distillation is the first step in the refining process – separating crude oil into its constituent petroleum products. The Long Beach refinery utilizes vacuum distillation to produce vacuum gas oil and asphalt.
     Our refineries located in Paramount and Long Beach are included in our refining and unbranded marketing segment, while our refinery in Willbridge is included in our asphalt segment. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Paramount and Long Beach refineries together as our “California refineries.”
     Our California refineries have the capability to process substantial volumes of less expensive sour crude oils. In 2008 at the California refineries, sour crude oil accounted for approximately 26.2% of crude oil input and heavy crude oil accounted for 73.8%. The California refineries are connected by pipelines we own. Asphalt is the only finished product produced at the Long Beach refinery. Approximately 56% of the unfinished motor fuels, jet fuel and other products produced at the Long Beach refinery in 2008 were transferred to the Paramount refinery via our pipeline connection and by trucks for final processing and marketing, with the remainder sold to other area refineries and third parties. Major processing units at the California refineries include naphtha reforming, vacuum distillation, hydrotreating and isomerization units.
     Our California refineries produce CARBOB gasoline, CARB diesel, jet fuel, asphalt and other petroleum products. In 2008, these refineries converted approximately 38.5% of crude oil into higher value products such as gasoline, diesel and jet fuel, with 30.5% converted to asphalt, fuel oil and sulfur. The remaining 31.0% of production was sold as unfinished feedstocks to other refineries and third parties.
     As reflected in our 2008 production results, the California refineries still produced unfinished products. Unfinished products typically provide lower margins than finished products. In order to realize higher margins for the sale of these finished products, we have completed a refinery upgrade project to bring online a naphtha hydrotreater located at the Paramount refinery. The naphtha hydrotreater allows us to increase our production of distillates and gasoline and to produce less unfinished products.
     In 2008, we averaged approximately 46% utilization of our crude oil throughput capacity. The following table summarizes 2008, 2007 and 2006 throughput and production data for our California refineries on a combined basis.

	Year Ended December 31,				Period Ended December 31, 2006 (1)
	2008		2007
	Bpd	%	Bpd	%	Bpd	%
Refinery throughput:
Sour crude	8,014	25.8	20,839	33.7	37,171	61.9
Heavy crude	22,590	72.6	40,700	65.9	22,533	37.5
Blendstocks	495	1.6	223	0.4	362	0.6

Total refinery throughput (2)	31,099	100.0	61,762	100.0	60,066	100.0

Refinery production:
Gasoline	4,141	13.7	7,318	12.1	6,806	11.6
Diesel/jet	7,481	24.8	13,360	22.1	11,026	18.9
Asphalt	9,214	30.5	19,006	31.5	19,500	33.3
Light Unfinished	0	0.0	3,071	5.1	6,144	10.5
Heavy Unfinished	9,182	30.4	16,793	27.9	2,938	5.0
Other	192	0.6	793	1.3	12,126	20.7

Total refinery production (3)	30,210	100.0	60,341	100.0	58,540	100.0

Refinery utilization (4)		46.3%		85.9%		83.8%

(1)	2006 data includes our Paramount refinery for the period from August 1, 2006 through December 31, 2006 and our Long Beach refinery for the period from September 28, 2006 through December 31, 2006.

(2)	Total refinery throughput represents the total of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the bpd of various products produced from processing crude oil and other refinery feedstocks through the crude units and other conversion units at our California refineries.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Reflects the effects of downtime associated with a planned turnaround of our No. 2 crude unit at the Paramount refinery in March and April 2007 and the downtime to optimize our refining and asphalt economics in 2008.
     Our California refineries operated at low rates for 2008 due to historically low West Coast refining margins, a planned turnaround of the Paramount refinery lasting for two months, and a planned revamp and turnaround of the No. 2 crude unit at the Long Beach refinery lasting five months. The Paramount refinery started back up in February 2009 after the completion of a refinery-wide turnaround and the completion of refinery upgrade projects. These projects include the upgrade of an idled naphtha hydrotreater, revamping a naphtha hydrotreater to hydrotreat jet fuel, upgrading crude units’ metallurgy, upgrading the refinery’s electrical system and the installation of a new flare gas recovery system. These upgrades will result in the combined Paramount and Long Beach refineries being operated in a hydroskimming mode. In September 2007, our Long Beach refinery achieved throughput of 35,000 bpd upon the startup of the No. 1 crude unit. In November 2007, the No. 2 crude unit at the Long Beach refinery was taken offline for a planned turnaround. In addition, we continuously evaluate and optimize throughput at our California refineries based on the topping and hydroskimming margins environment.
          California Refineries Raw Material Supply
     For 2008, sour crude oil accounted for approximately 26.2% of our crude oil input of which approximately 9.3% was California sour crude oil. Heavy crude oil accounted for approximately 73.8% of our crude oil input of which approximately 39.1% was local California heavy crude oil. As a result of the proximity of the California refineries to the Port of Los Angeles and the Port of Long Beach, we have access to a variety of domestic and foreign crude oils that are available on the West Coast. Our California refineries receive crude oil primarily from common carrier, private carrier and our owned pipelines. Approximately 30.0% of our California refineries’ crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. The remainder of the California refineries’ crude oil input requirements are purchased on the spot market. Other feedstocks, including butane and gasoline blendstocks, are delivered by truck and pipeline.
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
     On June 29, 2007, we purchased a crude oil and unfinished products pipeline system from Kinder Morgan, Inc. known as the “Black Oil System.” The Black Oil System includes approximately 6 miles of active and 13 miles of inactive pipelines in the Long Beach, California area. The Black Oil System provides our Paramount refinery and other third-party shippers with access to refineries and waterborne terminals.
          California Refineries Production
     Gasoline. In 2008, CARBOB gasoline, all of which is produced or finished at our Paramount refinery, accounted for approximately 18.5% of our California refineries’ production. The Paramount refinery utilizes a computerized component blending system to optimize gasoline blending. In addition, our Paramount refinery is capable of producing specially formulated fuels, such as those required in the California, Nevada and Arizona markets.
     Distillates. In 2008, CARB diesel, Ultra Low Sulfur EPA diesel, Jet A and military jet fuel, all of which is produced or finished at our Paramount refinery, accounted for approximately 26.5% of our California refineries’ production. All of the diesel fuel we produce is ultra low sulfur CARB/EPA diesel. We produce both commercial Jet A and military jet fuel. The military jet fuel conforms to the JP-8 grade military specifications required by the Air

Force bases to which we market our jet fuel.
     Asphalt. In 2008, asphalt accounted for approximately 30.5% of our California refineries’ production. Approximately 46% of our California refineries’ asphalt production is paving grades and 54% is roofing asphalt. Asphalt produced at the California refineries is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
     Light and Heavy Unfinished Feedstocks. We produce LPG, naphtha, unfinished distillates, fuel oil and gas oils used as refinery feedstocks, along with other by-products such as sulfur and fuel oil, all of which is sold to third parties via pipeline and truck on either a contract or spot basis.
          California Refineries Transportation Fuel Marketing
     Our refining and unbranded marketing segment sales includes sales of refined products from our California refineries in both the wholesale rack and bulk markets. Our marketing of gasoline and diesel fuels is focused on the Southern California market. We market a portion of the CARB gasoline and CARB diesel produced at our Paramount refinery through the Paramount refinery rack on an unbranded and delivered basis to wholesale distributors. The remainder of our CARB diesel and our CARBOB gasoline production is sold through the spot market and term contracts to other refiners and to third parties and for delivery by pipeline.
     We market our jet fuel as Jet A that is sold through the spot market, while our JP-8 military jet fuel is contracted to the DESC. All JP-8 grade is sold to the DESC under one-year contracts awarded through a competitive bidding process. Our JP-8 contract expired in October 2008 and was not renewed and, consequently, we have temporarily stopped producing JP-8. We intend to bid for a DESC contract in 2009. Jet-A and JP-8 are delivered to our customers via our Line 145 pipeline or the Paramount rack system.
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
          California Feedstock Pipelines
     The Paramount refinery operates a feedstock pipeline and terminal system that is used to supply gas oil and other unfinished product to other Los Angeles (“LA”) Basin refineries and third party terminals. The Black Oil System acquired in June 2007 provides our Paramount refinery and other third-party shippers with access to refineries and waterborne terminals. In the fourth quarter of 2008 we acquired portions of BP’s E-12 pipeline and Plain’s L-52 pipeline. These are being connected to our Line 35, increasing the integration between our Paramount and Long Beach refineries.

     The following table describes the components of our feedstock pipeline and terminal system:

Feedstock Pipelines	Terminal	Access	Tankage (1)	Miles	Connections
Chevron No.1		Leased		4	Connects our Paramount and Long Beach refineries to our Lakewood Terminal
	Lakewood	Owned	110		Connects the Chevron No. 1 pipeline to our Line 160 pipeline
Line 160		Owned		7.1	Connects the Lakewood Terminal to our leased tanks at Kinder Morgan, other refiners and third party customers
	Kinder Morgan	Leased	180		Connects to our Black Oil Pipeline for deliveries to other refiners and third party customers
Line 35, L-52, E-12A		Owned		4	Connects our Long Beach and Paramount Refineries
Black Oil Pipeline		Owned		19	Connects the Kinder Morgan Terminal and Plains Pipeline System to LA Basin refiners and waterborne terminals

(1)	Measured in thousands of barrels.
Krotz Springs Refinery
     On July 3, 2008, we completed the acquisition of the refinery and related assets located in Krotz Springs, Louisiana through the purchase of all of the capital stock of Valero Refining Company – Louisiana from Valero Energy Corporation (“Valero”). The purchase price was $333.0 million in cash plus approximately $141.5 million for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 bpd.
     The Krotz Springs refinery, with a crude oil capacity of approximately 83,100 bpd, supplies multiple demand centers in the southeastern and northeastern US markets through a pipeline operated by the Colonial Pipeline Company. The second half 2008 refined product mix from the Krotz Springs refinery consisted of approximately 98% light products, with the following yields: 43% gasoline, 46% distillates and light cycle oils, 9% petrochemicals and 2% of heavy products.
     Our Krotz Springs refinery is located on approximately 381 acres between Baton Rouge and Lafayette, Louisiana on the Atchafalaya River. In industry terms, the Krotz Springs refinery is characterized as a “mild residual cracking refinery”, which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher light product yields such as gasoline, light distillates and intermediate products.
     The Krotz Springs refinery’s main processing units include a crude unit and an associated vacuum unit, a fluid catalytic cracking unit, a catalytic reformer unit, a polymerization unit, and an isomerization unit.
     Our Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Typically, sweet crude oil has accounted for 100% of the Krotz Springs refinery’s crude oil input.
     Our Krotz Springs refinery produces gasoline, high sulfur diesel, jet fuel, kerosene, petrochemicals, petrochemical feedstocks and other petroleum products. This refinery typically converts approximately 96% of its feedstock into finished products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 4% primarily converted to liquefied petroleum gas.
     Since our acquisition of the Krotz Springs refinery, we have averaged approximately 67% utilization of our crude oil throughput capacity. The following table summarizes 2008 throughput and production data for our Krotz Springs refinery since the date of acquisition.

	Period Ended December 31, 2008 (1)
	Bpd	%
Refinery throughput:
Light sweet crude	43,361	74.5
Heavy sweet crude	11,979	20.6
Blendstocks	2,844	4.9

Total refinery throughput (2)	58,184	100.0

Refinery production:
Gasoline	25,195	42.8
Diesel/jet	26,982	45.9
Heavy oils	1,402	2.4
Other	5,258	8.9

Total refinery production (3)	58,837	100.0

Refinery utilization (4)		66.6%

(1)	2008 data includes our Krotz Springs refinery for the period from July 1, 2008 through December 31, 2008.

(2)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the barrels per day of various products produced from processing oil and other refinery feedstocks through the crude unit and other conversion units at our Krotz Springs refinery.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for 2008 reflects the effects of shutdowns during hurricanes Gustav and Ike and limited crude supply due to widespread electrical outages following the hurricanes.
          Krotz Springs Refinery Raw Material Supply
     Since our acquisition of the Krotz Springs refinery, sweet crude oil has typically accounted for approximately 100% of our crude oil input at the Krotz Springs refinery, of which approximately 78.4% was Light Louisiana Sweet (“LLS”) crude oil and 21.6% was Heavy Louisiana Sweet (“HLS”) crude oil. The Krotz Springs refinery has access to various types of domestic and foreign crude oils via a combination of two ExxonMobil pipeline (“EMPCo”) systems, barge delivery, or truck rack delivery. Approximately 76.7% of the crude oil is received by pipeline with the remainder received by barge or truck.
     We receive HLS crude oil, LLS crude oil and foreign crude oils from two EMPCo pipeline systems. The EMPCo pipeline located to the west of the Krotz Springs refinery is termed the “Southbend/Sunset System,” and the EMPCo pipeline located to the east of the Krotz Springs refinery is termed the “Northline System”. The Southbend/Sunset System provides HLS crude oil from gathering systems at South Bend, Avery Island, Empire, Grand Isle and Fourchon, Louisiana. All of Southbend/Sunset’s current crude oil capacity is delivered to the Krotz Springs refinery. The Northline System delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminaling complex.
     The Krotz Springs refinery also has access to foreign crude oils which arrive at the St. James terminal by direct shipment up the Mississippi River and via offload at the Louisiana Offshore Oil Platform (“LOOP”) with delivery to St. James through the LOCAP pipeline. Various Louisiana crude oils can also be delivered by barge, via the Intracoastal Canal, the Atchafalaya River, or directly by truck.
     Approximately 78.4% of our Krotz Springs refinery’s crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. At present, a subsidiary of Chevron Corporation is the largest supplier. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. The remainder of the Krotz Spring refinery’s crude oil input requirements are purchased on the spot market. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
          Krotz Springs Refinery Production
     Gasoline. In 2008, gasoline accounted for approximately 43% of our Krotz Springs refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. We also purchase 93 octane premium unleaded gasoline for truck rack sales. Our Krotz Springs refinery is capable of producing regular unleaded gasoline grades required in the southeastern and northeastern U.S. markets.
     Distillates. In 2008, diesel and jet fuel accounted for approximately 46% of our Krotz Springs refinery’s production. Historically the Krotz Springs refinery shipped high sulfur distillate blendstock and light cycle oils to certain Valero refineries for processing. In connection with the acquisition, we entered into an offtake agreement with Valero that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, light cycle oil and straight run diesel. The term of the offtake agreement as it applies to the products produced by the Krotz Springs refinery, is a follows: (i) five years for light cycle oil and straight run diesel; and (ii) one year for regular and premium unleaded gasoline.
     Heavy Oils and Other. In 2008, we produced slurry oil, LPG, and petrochemical feedstocks, which accounted for approximately 11% of the Krotz Spring refinery’s production.
          Krotz Springs Refinery Transportation Fuel Marketing
     Our refining and unbranded marketing segment sales include sales of refined products from our Krotz Springs refinery in both the wholesale rack and bulk markets. Our marketing of gasoline and diesel fuels is focused on the southeastern United States. We market a portion of the diesel and gasoline produced at our Krotz Springs refinery through the Krotz Springs refinery rack on an unbranded basis to wholesale distributors. The remainder of our diesel and gasoline production is sold through the spot market and term contracts to other refiners and to third parties and for delivery by barge or pipeline.
     We sell transportation fuel production in excess of our unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline Company’s pipeline.
          Krotz Springs Refinery Product Pipeline
     The Krotz Springs refinery connects to and distributes refined products into the Colonial Pipeline Company (“Colonial”) pipeline for distribution by our customers to the southeastern and northeastern United States. The 5,519 mile Colonial pipeline system transports products to 267 marketing terminal located near the major population centers of the southeast and northeastern United States. The Krotz Springs refinery’s close proximity to the Colonial pipeline provides us flexibility to optimize product flows into multiple regional markets. Products not shipped through the Colonial pipeline are either transported via barge for sale or for further upgrading or are sold at the Krotz Springs refinery’s truck rack. Barges have access to both the Mississippi and Ohio Rivers and can carry refined products for delivery as far north as Evansville, Indiana.
     Propylene/propane mix is sold via railcar and truck, to consumers at Mont Belvieu, Texas or in adjacent Louisiana markets. Mixed LPGs are shipped on to an LPG fractionator at Napoleonsville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to the Krotz Springs refinery via truck for blending, and sell the isobutene and natural gasoline on a spot basis.
Asphalt
     Our California, Big Spring and Oregon refineries have the capability to process heavy and sour crude oils, and as a result, we have developed our asphalt business to maximize the value of the additional amount of vacuum tower bottoms (VTB) produced after making gasoline and distillate products from these crude oils. We believe our asphalt production capabilities provides the opportunity to realize higher netbacks than those attainable by producing VTB into No. 6 Fuel Oil, which is an alternate product that can be produced at the refinery. In addition, our asphalt production capabilities permit us to realize value from VTB without the significant costs and expenses required to construct and operate coker units.
     The amount of asphalt produced at our refineries, as a percentage of throughput, varies depending on the configuration of the specific refinery, the crude oils processed at each refinery, the techniques used in the refining process and the types and quality of the asphalt produced. As part of our efforts to maximize the return generated by the production of asphalt, we have licensed advanced asphalt-blending technology from FINA, with respect to asphalt produced at our Big Spring refinery, and a patented GTR asphalt manufacturing process from Wright with respect to asphalt produced and sold in California.
     Our asphalt segment markets asphalt products produced at our Big Spring and California refineries and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. During 2008 crude oil prices increased rapidly in the first half of 2008 resulting in increasing transfer prices charged to our asphalt segment. Market prices for asphalt did not keep pace with these rapid and unprecedented increases in crude oil costs and the resulting asphalt transfer prices which resulted in decreased margins for our asphalt segment. The asphalt business in our Texas market was also affected by the effects of contracts that are priced months in advance of delivery. While our asphalt sales continued to exceed the returns that would have been realized by producing No. 6 Fuel Oil, the relationship between realized asphalt prices in our Texas market and our cost of crude in the first half of 2008 was compressed. Asphalt demand overall was down in 2008, due in part to less state highway work, reduced demand for roofing products and lower prices for Canadian heavy crude oil which allowed refiners producing asphalt using these crude sources to produce asphalt at a lower cost.
     We continue to believe that the asphalt business is a better alternative to producing No. 6 Fuel Oil or construction and operation of a coker unit. We believe that asphalt production will be reduced due to several coker unit projects that have been announced by several asphalt producing refineries. We therefore expect the combination of decreased asphalt production in our markets and a stabilization of crude prices to improve our asphalt margins.
     The asphalt segment also conducts operations at and markets asphalt produced by our Willbridge, Oregon refinery. The Willbridge refinery is an asphalt topping refinery located on 42 acres in the industrial section of Portland and has a crude oil throughput capacity of 12,000 bpd. Alternatively, the asphalt terminal at Willbridge can be supplied with asphalt produced at the California refineries or purchased from third parties by marine vessel or by rail cars. When operating the Willbridge facility as a refinery, it typically operates two to four months per year at times when cargos of heavy crude oil are available for delivery to the refinery. Heavy crude oil is delivered to the Willbridge refinery through access to an adjacent dock leased by us from Chevron. The Willbridge refinery processes primarily heavy crude oil with approximately 70% of its production being asphalt products. The unfinished products produced by the Willbridge refinery include yields of approximately 5% naphtha and approximately 25% gas oils. Asphalt produced at the Willbridge refinery is sold through our terminal at the Willbridge refinery or delivered by truck and railcar to terminals for further processing and resale. Gas oils and naphtha are sold to local refiners and other third parties and are primarily delivered by barge or rail cars.
     In addition to the Willbridge refinery, our asphalt segment includes 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia), Nevada (Fernley) (50% interest) and a 50% interest in Wright.
     In 2008, through our asphalt segment, we sold the asphalt that was produced at our refineries in Texas and California, primarily as either paving asphalt to road and materials manufacturers and highway construction/maintenance contractors or as roofing asphalt to either roofing shingle manufacturers or to other industrial users.
Texas Asphalt Marketing
     Approximately 13.1% of our Big Spring refinery’s production in 2008 was asphalt. We can produce or manufacture approximately 30 different product formulations, including PMA and GTR asphalts that meet the stringent and varied state highway road paving specifications for use in Texas, New Mexico and Arizona. Based on 2007 data, the Texas Department of Transportation has advised us that we are the second largest supplier of asphalt to the State of Texas, which is the second largest asphalt consuming state in the United States according to the latest available industry data.
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
West Coast Asphalt Marketing
     As a result of our acquisitions of the California refineries, our asphalt business was expanded significantly. In 2008, approximately 30.5% of our California refineries’ production was asphalt and asphalt blendstocks. When operating as a refinery, production at the Willbridge refinery has averaged an approximate 70% paving and roofing asphalt products yield. Our California refineries/terminals produce over 100 different grades of paving and roofing asphalt products. Paving asphalt products include various grades of Performance Graded (PG), Asphalt Cement (AC) and Aged Residue (AR) paving asphalts, cutbacks, emulsions, PMA and GTR. The products meet the California PG specification included in the recently enacted conversion to Federal Highway SHRP asphalt performance grading system (PG). Our GTR products conform to the specifications of the recently enacted California Assembly Bill 338 which requires usage of GTR asphalt on California road and highways. Roofing asphalt products include oxidized coatings, asphalt fluxes and saturants which are used in the roofing industry to manufacture shingles, roofing roll products and built-up roofing asphalts. The paving and roofing products produced at our refineries can be sold from the on-site asphalt terminal facilities or they can be distributed through and sold at one of our eight asphalt terminals in the western United States.
     Sales of paving asphalt are made primarily to hot mix asphalt (HMA) materials manufacturers and paving contractors. Sales to HMA manufacturers and paving contractors can be made either through negotiated contracts or they may result from competitive bidding. Sales of roofing asphalts are made primarily to shingle manufacturers or other industrial users through contracts. Sales of asphalt, particularly paving asphalts, are seasonal. Overall, approximately 78% of our West Coast paving asphalt products were sold between April and October 2008.
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
     Deliveries of asphalt products to our non-refinery terminals are made primarily through common carrier trucks and leased railcars that are loaded at the California and Big Spring refineries. Asphalt produced at our Willbridge refinery is sold primarily through our terminal located at that refinery but may also be delivered by rail or marine vessel to other terminals.

     We also own a 50% interest in Wright, which holds the licensing rights to a patented GTR manufacturing process for paving asphalts. Wright licenses this proprietary technology from Neste/Wright Asphalt Company under a perpetual license that covers all of North America, except California. In California we maintain the exclusive license. Wright’s operations consist of sublicensing the patented technology to parties to manufacture the GTR asphalt for Wright to sell at various Alon-owned or third party-owned facilities in Texas, Arizona, Oregon and Oklahoma. Wright also purchases and resells various other paving asphalts in these markets. During 2008, Wright obtained approximately 9% of its asphalt requirements from our refineries and terminals, and the remainder from other refineries. Wright sells GTR and its other asphalt products on either a negotiated contract or competitive bidding basis.
Retail and Branded Marketing
     We are the largest 7-Eleven licensee in the United States, and we are the sole licensee of the FINA brand for motor fuels in the South Central and Southwestern United States. Through our 7-Eleven licensing agreement, we have the exclusive right to operate 7-Eleven convenience stores in substantially all of our existing retail markets and many surrounding areas. We market gasoline and diesel fuel under the FINA brand name and provide brand support and payment services to distributors supplying over 780 locations, including all 295 of our owned stores that sell motor fuel. In markets where we choose not to supply fuel products we also sub-license the FINA brand and provide the same brand support and payment services to distributors supplying approximately 240 additional locations in these regions. Historically, substantially all of the motor fuel sold through our retail business and approximately 55% of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008.
Retail
     As of December 31, 2008, we operated 306 owned and leased convenience store sites operating primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, tobacco products, non-alcoholic and alcoholic beverages and general merchandise to the public, primarily under the 7-Eleven and FINA brand names.
     We are one of the top three independent convenience store chains, measured by store count, in each of the cities of Abilene, El Paso, Midland, Odessa, Big Spring and Lubbock, Texas. We also have a significant presence in Waco and Wichita Falls, Texas and Albuquerque, New Mexico.
     The following table shows our owned and leased convenience stores by location:

Location	Owned	Leased	Total
Big Spring, Texas	6	1	7
El Paso, Texas	13	74	87
Lubbock, Texas	17	5	22
Midland, Texas	9	9	18
Odessa, Texas	10	25	35
Wichita Falls, Texas	8	4	12
Abilene, Texas	33	8	41
Waco, Texas	11	3	14
Albuquerque, New Mexico	12	11	23
Other	29	18	47

Total stores	148	158	306

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
     Convenience Store Management and Employees. Each of our stores has a store manager who supervises a staff of full-time and part-time employees. The number of employees at each convenience store varies based on the store’s size, sales volume and hours of operation. Typically, a geographic group of six to ten stores is managed by a supervisor who reports to a district manager. Five district managers are responsible for a varying number of stores depending on the geographic size of each market and the experience of each district manager. These district managers report to our retail management headquarters in Odessa, Texas, where we have 55 employees. We also maintain an office in Abilene, Texas, where we have 31 employees.
     Distribution and Supply. The merchandise requirements of our convenience stores are serviced at least weekly by over 100 direct-store delivery, or (“DSD”), vendors. In order to minimize costs and facilitate deliveries, we utilize a single wholesale distributor, McLane Company, Inc., for non-DSD products. We purchase the products from McLane at cost plus an agreed upon percentage mark-up. Our current supply contract with McLane expires in December 2011. For the year ended December 31, 2008, approximately 50% of our retail merchandise sales were purchased from McLane. We typically do not have contracts with our DSD vendors.
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
     Technology and Store Automation. We have implemented a point-of-sale checkout system at approximately two-thirds of our convenience stores. This system includes merchandise scanning, pump control, peripheral device integration and daily operations reporting. This system enhances our ability to offer a greater variety of promotions with a high degree of flexibility regarding definition (by store, group of stores, region, or other subset of stores) and duration. We also are able to receive enhanced management reports that will assist our decision-making processes. We believe this system will allow our convenience store managers to spend less time preparing reports and more time analyzing these reports to improve convenience store operations. This system also includes shortage-control tools. We plan to use this system as a platform to support other marketing technology projects, including interactive video at the pump and bar-code coupons at the pump.
Branded Marketing
     Approximately 64% of our branded fuel sales are in West Texas and Central Texas. We sell motor fuel through various terminals to supply approximately 780 locations, including approximately 90% of our retail locations and other FINA-branded independent locations. The FINA brand is a recognized trade name in the Southwestern and South Central United States, where motor fuels have been marketed under the FINA brand since 1963. For the year ended December 31, 2008, we sold 339.1 million gallons of branded motor fuel for distribution to our retail convenience stores and other retail distribution outlets.
     Our branded wholesale motor fuel is sold under the FINA brand, and we have an exclusive license through 2012 to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah. Prior to the expiration of this license, we intend to review our alternatives for branding our transportation fuel, including seeking to extend our license with FINA or developing our own brand.
     Distribution Network and Distributor Arrangements. We sell motor fuel to our retail locations and to approximately 48 third-party distributors, who then supply and resell to other retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms. All supplied distributors comply with our ratability program, which involves incentives and penalties based on the consistency of their purchases.

     FINA Brand Sub-Licensing. We also sub-license the FINA brand and provide payment card processing services, advertising programs and loyalty and other marketing programs to approximately 39 distributors supplying approximately 240 additional stores. We offer FINA brand sub-licensing to distributors supplying geographic areas other than our integrated supply system. This sub-licensing program allows us to expand the geographic footprint of the FINA brand, thereby increasing its recognition. Each sub-licensee pays royalties on a per gallon basis and is required to comply with the FINA minimum standards program and utilize our payment card processing services.
     FINA Minimum Standards Program. We have an established image consistency program where each FINA branded facility in our network is inspected annually by an independent third-party organization. Each facility is evaluated using specific criteria and image scores based upon these criteria and are communicated to the controlling distributor. Any non-complying facilities are enrolled in a specific improvement program to bring the facility up to our FINA standards.
     Payment Card Processing. We offer payment card processing services to our distributors and FINA-brand sublicensees through a third-party provider, which acts as a clearinghouse with MasterCard, VISA, American Express, Discover and debit card issuers. Our customers’ payment card transactions are communicated directly to the third-party provider, which then transmits those transactions to the appropriate card issuers. Our fees payable to MasterCard, VISA, American Express, Discover and debit card issuers are contracted through the third-party provider. Although our fees may vary by card type, we charge our customers, including our retail convenience stores, a percentage-based fee plus a transaction fee for each card type to simplify the fee structure. Our rates are designed to provide a margin on the difference between the fees paid by our distributors and fees charged by the various card associations. The fees are not designed to be a major profit center, but rather to cover overhead and ancillary expenses of maintaining the payment card network system. For MasterCard, VISA, American Express, Discover and debit cards, the third-party provider provides us with daily settlement of transactions. We generally provide our customers with payment or credit for transactions within five days. We also generally retain the settlement funds for such payment and transactions that we process as a credit against any payments due to us from our distributors or sub-licensees. As a result, offering these payment services also reduces our credit risk.
     Technology. We rely on technology to enhance our operations and provide meaningful data and tools for management to evaluate and manage the profitability of our motor fuel distribution business. We have a licensing arrangement with a third-party provider for payment card processing and clearinghouse services for payment card purchases at many of our retail convenience stores, as well as all of the third-party retail locations supplied by our wholesale distributors or the sub-licensed FINA stores for which we provided branded services. Under our arrangement with the third-party provider, we sub-license the proprietary software to each of these retail locations that provides secure data transfer of payment card transactions directly to the third party provider for daily processing of each payment card transaction at these retail locations. We also license JD Edwards enterprise software tailored for our wholesale business that collects and analyzes the data from each of these payment card transactions that we process, providing our management with valuable information on consumer purchasing tendencies and trends. Additionally, we use a proprietary software program to further break-down and analyze the payment card transactions that we process. We also license pricing optimization software that assists management in modeling and making timely pricing decisions in order to maximize our gross margin in motor fuel sales. In addition, we utilize licensed software to manage our customers’ motor fuel purchases and delivery arrangements.
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
     The Longhorn pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd of refined products. This pipeline provides Gulf Coast refiners, which include some of the world’s largest and most complex refineries, and other shippers with improved access to the refined products markets in West Texas and New Mexico. In August 2006, Longhorn Pipeline Holdings LLC, the owner of the Longhorn pipeline, was acquired by Flying J, Inc. Since Flying J’s acquisition, we have reduced shipments to El Paso via the Fin-Tex pipeline system, while increasing sales through our Big Spring and Abilene terminals. We do not expect our remaining shipments of refined products to be affected, since they are shipped directly for distribution through contracted FINA-branded locations, including our retail and branded marketing segment, in addition to being used for exchange paybacks for sales in the Albuquerque and Bloomfield, New Mexico markets to which the Longhorn pipeline does not have access. However, on December 22, 2008, Flying J Inc. and certain of it affiliates, including its subsidiary that operates the Longhorn pipeline, filed for bankruptcy. Given this development, there is a substantial uncertainty regarding any future operations of the Longhorn pipeline.
     The majority of the refined fuel products produced at our California refineries are sold on the spot market and shipped through our pipeline to the Kinder Morgan Carson terminal where it can be distributed to terminals in Arizona, Nevada and Southern California. The balance of our refined fuel products at our California refineries is sold through our Paramount refinery’s truck rack. The market for refined products in these regions is also supplied by a number of refiners, including large integrated oil companies or independent refiners that either have refineries located in the region or have pipeline access to these regions. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
     The majority of our refined fuel products produced at our Krotz Springs refinery are sold on the spot market and shipped through the Colonial pipeline to major demand centers along the southeastern and northeastern United States. Products not shipped through the Colonial pipeline are either transported via barge for sale or for further upgrading or are sold at the Krotz Springs refinery’s truck rack. Barges have access to both the Mississippi and Ohio Rivers and can carry refined products for delivery as far north as Evansville, Indiana. The market for refined products in these regions is also supplied by a number of refiners, including large integrated oil companies or independent refiners that either have refineries located in the region or have pipeline access to these regions. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
     The principal competitive factors affecting our wholesale marketing business are price and quality of products, reliability and availability of supply and location of distribution points.
     We compete in the asphalt market with various refineries including Valero, Shell, Tesoro, U.S. Oil, Western, San Joaquin Refining, Ergon and Holly as well as regional and national asphalt marketing companies that have no associated refining operations such as SEM Materials although SEM Materials is currently in bankruptcy. The principal factors affecting competitiveness in asphalt markets are cost, supply reliability, consistency of product quality, transportation cost and capability to produce the range of high performance products necessary to meet the requirements of customers.
     Our major retail competitors include Valero, Chevron, ConocoPhillips, Susser, Allsups and Western Refining. The principal competitive factors affecting our retail and branded marketing segment are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. We expect to continue to face competition from large, integrated oil companies, as well as from other convenience stores that sell motor fuels. Increasingly, national grocery and dry goods retailers such as Albertson’s and Wal-Mart, as well as regional grocers and retailers, are entering the motor fuel retailing business. Many of these competitors are substantially larger than we are, and because of their diversity, integration of operations and greater resources, may be better able to withstand volatile market conditions and lower profitability because of competitive pricing and lower operating costs.
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
     In November 2006, following consummation of the Paramount Petroleum Corporation and Edgington Oil Company acquisitions, we provided notice to the EPA that we no longer satisfied the criteria for a small refiner. As a result, we were then required to comply with the 30 ppm gasoline sulfur content standards within 30 months. In July 2007, the EPA granted our request to extend this deadline by six months, with the total 36-month period to commence on September 28, 2006, the date on which we acquired the assets of Edgington Oil Company. As a result, we are now required to meet the 30 ppm gasoline sulfur standard in September 2009. We anticipate that compliance with the new gasoline sulfur standards will require capital expenditures of approximately $21.8 million through 2009, of which approximately $5.2 million was spent in 2008 and $1.0 million was spent in 2007. We had previously budgeted these expenditures through December 2010. Gasoline and diesel produced at our Paramount refinery currently meet the gasoline and diesel low sulfur fuel standards.
     In October 2004, Paramount Petroleum Corporation entered into a Stipulated Order for Abatement (SOA) with the South Coast Air Quality Management District (SCAQMD), the air pollution agency for Orange County and the urban portions of Los Angeles, Riverside and San Bernardino counties. The SOA resolved a number of outstanding issues with the SCAQMD and allowed Paramount Petroleum Corporation to modify crude unit process heater permit descriptions and operate these heaters at firing rates sufficient to meet current and anticipated crude oil throughputs. The SOA required that Paramount Petroleum Corporation install NOx control equipment on specified heaters within a prescribed schedule, including installation of equipment in 2007 and 2009. We completed expenditures totaling $4.5 million, of which $2.2 million was spent in 2007, and $2.3 million was spent in 2008, which completed installation of the NOx control equipment to meet the requirements of the SOA.
     On November 4, 2005, the SCAQMD adopted a stringent regulatory requirement, Rule 1118, designed to control emissions from refinery flares. We expect that expenditures required to comply with Rule 1118 will be approximately $3.7 million, with approximately $0.7 million spent in 2007 and $2.5 million spent in 2008. The

Paramount refinery has one flare which is subject to Rule 1118 and will require the installation of continuous emissions monitoring equipment and installation of a vapor recovery system for the flare. The installation of the emissions monitoring equipment was originally required by Rule 1118 to be completed in 2007; however, the South Coast Air Quality Management District’s Hearing Board granted additional time to comply. We currently anticipate that the monitoring system will be installed in 2009. Rule 1118 will not apply to our Long Beach refinery.
     On August 7, 2008 the SCAQMD issued a notice of violation to the Paramount refinery for failing to continuously monitor emissions from the Reformer heaters (H-303, H-304, H-305 and H-306). The exhaust stacks of these four heaters are manifolded together and routed to a single piece of NOx control equipment with a common exhaust stack and continuous emissions monitoring system (CEMS). Each individual heater also has an emergency by-pass stack that is used on rare occasions for safety reasons. The SCAQMD believes that use of emergency by-pass stacks without CEMS monitoring is a violation of SCAQMD rules. Paramount has successfully obtained variance coverage to use the emergency by-pass stacks during startup activities and expects to be able to use the variance process for future relief from rule requirements if necessary. Paramount is pursuing a rule change option with the SCAQMD. Absent a rule change, Paramount will face an approximate cost of $3.5 million.
     In 2006, the Governor of California signed into law AB 32, the California Global Warming Solutions Act of 2006. Regulations implementing the goals stated in the law, i.e., the reduction of greenhouse gas emission levels to 1990 levels, have yet to be promulgated. Although development of such regulations is in a preliminary stage, it is expected that AB 32 mandated reductions will require increased emission controls on both stationary and non-stationary sources and will result in requirements to significantly reduce greenhouse gases from our California refineries and possibly our other California terminals.
     The United States Congress and the EPA also are considering various proposals to reduce greenhouse gas emissions, but none have become law, and presently, there are no federal mandatory greenhouse gas emissions requirements. While it is probable that Congress and/or the EPA will adopt some form of federal mandatory greenhouse gas emission reductions legislation or regulation in the future, the timing and specific requirements of any such legislation or regulation are uncertain at this time.
     In February 2007, the EPA adopted final rules effective as of April 27, 2007, to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, the rule would require that beginning in 2011 refiners meet an annual average gasoline benzene content standard of 0.62% by volume on all gasoline produced, both reformulated and conventional. Gasoline produced at our California refineries already meets the standards established by the EPA. We have not yet determined the capital expenditures that may be necessary to comply with the proposed benzene limits at our Big Spring or Krotz Springs refineries.
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
     The Krotz Springs refinery and Valero finalized the U.S. EPA consent decree in November 2005. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, the Krotz Springs refinery secured a release of liability that provides immunity from enforcement actions for alleged past non-compliance. The major project for consent decree compliance is installing NOx controls and monitors on heaters and boilers which is scheduled to be completed in 2011. Other projects include various SO2 and NOx reduction measures. The current best estimate of capital costs is $13.0 million. The Krotz Springs refinery already completed many portions of the consent decree including compliance with particulate emissions from the FCCU, H2S in the fuel gas, LDAR performance, and implementation of Benzene Waste Operations NESHAPS requirements. Because the Krotz Springs refinery remains subject to the Valero consent decree, we entered into an agreement with Valero at the time of the acquisition allocating responsibilities under the consent decree. The Krotz Spring refinery is responsible for implementing only those portions of the consent decree that are specifically and uniquely applicable to the Krotz Springs refinery. In addition, with respect to certain system-wide emission limitations that apply across all of the Valero refineries, the Krotz Springs refinery was generally allocated emission limitations that did not necessitate substantial capital expenditures for add-on controls.
     Conditions may develop that cause additional future capital expenditures at our refineries, product terminals and retail gasoline stations (operating and closed locations) for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
     Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery pursuant to a compliance plan issued by the Texas Commission on Environmental Quality (“TCEQ”). The compliance plan requires us to investigate and, if necessary, remediate 59 potentially contaminated areas on our refinery property and also requires us to monitor and treat contaminated groundwater at our Big Spring refinery and some of our terminals, which is currently underway. The costs incurred to comply with the compliance plan are covered, with certain limitations, by an environmental indemnity provided by FINA, which is discussed below.
     We are currently engaged in four separate remediation projects in the Los Angeles area which are being conducted pursuant to Cleanup and Abatement Orders issued by the Los Angeles Regional Water Quality Control Board. Two projects focus on clean up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with ConocoPhillips, the former owner of the Paramount refinery and Lakewood Tank Farm. Another project focuses on efforts at the Long Beach refinery, with the costs being shared with Apex Oil Co., the former owner of the Long Beach refinery. As part of its acquisition of Pipeline 145, Paramount Petroleum Corporation assumed an active remediation project designed to clean up a leak that occurred on this pipeline prior to Paramount Petroleum Corporation’s ownership. Paramount Petroleum Corporation bears the full costs of this pipeline remediation effort. Approximately $1.1 million was spent in 2007 for all of these remediation projects and $1.7 million was spent during 2008 with our portion being approximately $1.0 million.
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
     On March 1, 2005, Paramount Petroleum Corporation purchased Chevron’s Pacific Northwest Asphalt business. As part of the purchase and sale agreement, the parties agreed to share the remediation costs at the Richmond Beach, Washington and Willbridge, Oregon terminals. Approximately $1.3 million was spent in 2008 for these remediation costs, of which our portion was $0.4 million, and we estimate that an additional $1.0 million will be spent during 2009, of which our portion will be $0.3 million.
     In addition, we operate 306 owned and leased convenience stores with underground gasoline and diesel fuel storage tanks in West Texas and New Mexico. Compliance with federal and state regulations that govern these storage tanks can be costly. The operation of underground storage tanks also poses various risks, including soil and groundwater contamination. We are currently investigating and remediating leaks from underground storage tanks at some of our convenience stores, and it is possible that we may identify more leaks or contamination in the future that could result in fines or civil liability for us. We have established reserves in our financial statements in respect of these matters to the extent that the associated costs are both probable and reasonably estimable. We cannot assure you, however, that these reserves will prove to be adequate.
     Environmental Indemnity from FINA. In connection with the acquisition of our Big Spring refinery and other operating assets from FINA in August 2000, FINA agreed, within prescribed limitations, to indemnify us against costs incurred in connection with any remediation that is required as a result of environmental conditions that existed on the acquired properties prior to the closing date of our acquisition. FINA’s indemnification obligations for these remediation costs run through August 2010, have a ceiling of $5.0 million per year (with carryover of unused ceiling amounts and unreimbursed environmental costs into subsequent years) and have an aggregate indemnification cap of $20.0 million. Thereafter, we are solely responsible for all additional remediation costs. As of December 31, 2008 the remediation of the properties is on schedule, and we have expended approximately $15.7 million in connection with that remediation and approximately $3.0 million in environmental insurance premiums, all of which has been covered by the FINA indemnity. Subject to a $25 thousand deductible per claim up to an aggregate deductible of $2.0 million, FINA is additionally obligated to indemnify us for third-party claims with respect to environmental matters received by us within ten years of the closing date to the extent such matters relate to FINA’s operations on the acquired properties prior to the closing date. FINA is further obligated to indemnify us for environmental fines imposed as a result of FINA’s operations on the acquired properties prior to the closing date, provided that such claims are asserted no later than the earlier of ten years from the closing date and the date that the applicable statute of limitations expires. FINA’s aggregate indemnification obligations for environmental fines and third-party claims are not subject to a monetary cap. Excluding liabilities retained by FINA as described above, we assumed the environmental liabilities associated with the acquired properties and agreed to indemnify FINA for any environmental claims or costs in connection with our operations at the acquired properties after the closing date.
     Environmental Insurance. We have also purchased two environmental insurance policies to cover expenditures not covered by the FINA indemnification agreement, the premiums for which have been prepaid in full. Under an environmental clean-up cost containment, or cost cap policy, we are insured for remediation costs for known conditions at the time of our acquisition of our assets from FINA. This policy has an initial retention of $20.0 million during the first ten years after the acquisition (coinciding with the FINA indemnity), which retention is increased by $1.0 million annually during the remainder of the term of the policy. Under an environmental response, compensation and liability insurance policy, or ERCLIP, we are covered for bodily injury, property damage, clean-up costs, legal defense expenses and civil fines and penalties relating to unknown conditions and incidents. The ERCLIP policy is subject to a $100 thousand per claim / $1.0 million aggregate sublimit on liability for civil fines and penalties and a retention of $150 thousand per claim in the case of civil fines or penalties. Both the cost cap policy and ERCLIP have a term of twenty years and share a maximum aggregate limit of $40.0 million. The insurer under these policies is The Kemper Insurance Companies, which has experienced significant downgrades of its credit ratings in recent years and is currently in run-off. However, we have no reason to believe at this time that Kemper will be unable to comply with its obligations under these policies. Our insurance broker has advised us that environmental insurance policies with terms in excess of ten years are not currently generally available and that policies with shorter terms are available only at premiums equal to or in excess of the premiums paid for our policies with Kemper.
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
     As required by the Oil Pollution Act of 1990 and state requirements, marine oil transfer operations at the Richmond Beach Terminal are conducted under the facility’s Facility Response Plan (“FRP”) approved and on file with the EPA, the U.S. Coast Guard, and the Washington Department of Ecology. The FRP provides guidance to facility personnel for emergency responses to oil spills. It provides specific information on internal and external agency and contractor notification requirements, appropriate oil spill response actions, the proper disposal of contaminated materials, hazard evaluation and personnel safety, spill response equipment and material lists, and operator and response personnel training. The Richmond Beach Terminal conducts four training drills per year for the purpose of assessing the adequacy of the Facility Response Plan and the effectiveness of personnel training. In addition to the Facility Response Plan, the Richmond Beach Terminal conducts all transfer operations under a Marine Oil Transfer Operations Manual approved and on file with the U.S. Coast Guard and the Washington Department of Ecology.
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
Employees
     As of December 31, 2008, we had approximately 2,760 employees. Approximately 845 employees worked in our refining and unbranded marketing segment, of which 730 were employed at our refineries and approximately 115 were employed at our corporate offices in Dallas, Texas. Approximately 120 of the 170 employees at our Big Spring refinery are covered by collective bargaining agreements that expire on March 31, 2010. Approximately 1,915 employees worked in our retail and branded marketing segment. None of the employees in our retail and branded marketing segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.

Properties
     Our principal properties are described above under the captions “Refining and Unbranded Marketing,” “Asphalt” and “Retail and Branded Marketing” in Item 1. We believe that our facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2008, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Executive Officers of the Registrant
     Our current executive officers and key employees (identified by an asterisk), their ages as of January 31, 2009, and their business experience during at least the past five years are set forth below.

Name	Age	Position
David Wiessman	54	Executive Chairman of the Board of Directors
Jeff D. Morris	57	Director, President and Chief Executive Officer
Shai Even	40	Senior Vice President and Chief Financial Officer
Joseph Israel	37	Chief Operating Officer
Claire A. Hart	53	Senior Vice President
Joseph A. Concienne	58	Senior Vice President of Refining
Alan Moret	54	Senior Vice President of Supply
Harlin R. Dean	42	Senior Vice President — Legal, General Counsel and Secretary
Michael Oster	37	Senior Vice President of Mergers and Acquisitions
Jimmy C. Crosby	49	Vice President of Refining — California Refineries
David Foster	51	Vice President of Refining — Big Spring
William Wuensche	48	Vice President of Refining — Krotz Springs
William L. Thorpe	62	Vice President of Asphalt Operations
Kyle McKeen*	45	President and Chief Executive Officer of Alon Brands
Joseph Lipman*	63	President and Chief Executive Officer of SCS
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
     Shai Even has served as a Senior Vice President since August 2008 and as our Chief Financial Officer since December 2004. Mr. Even served as a Vice President from May 2005 to August 2008 and Treasurer from August 2003 until March 2007. Prior to joining Alon, Mr. Even served as the Chief Financial Officer of DCL Technologies,

Ltd. from 1996 to July 2003 and prior to that worked for KPMG from 1993 to 1996.
     Joseph Israel has served as our Chief Operating Officer since August 2008. Mr. Israel served as our Vice President of Mergers & Acquisitions from March 2005 to August 2008 and as our General Manager of Economics and Commerce from September 2000 to March 2005. Prior to joining Alon, Mr. Israel held positions with several Israeli government entities beginning in 1998, including the Israeli Land Administration, the Israeli Fuel Administration and most recently as Commerce Vice President of Israel’s Petroleum Energy Infrastructure entity.
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
     Joseph A. Concienne has served as our Senior Vice President of Refining since August 2008 and served as our Senior Vice President of Refining and Transportation from May 2007 to August 2008 and Vice President of Refining and Transportation from March 2001 to May 2007. His primary role is oversight of our Texas refinery and supply system. Prior to joining Alon, Mr. Concienne served as Director of Operations/General Manager for Polyone Corporation in Seabrook, Texas from 1998 to 2001. He served as Vice President/General Manager for Valero Refining and Marketing, Inc. in 1998, and as Manager of Refinery Operations and Refinery Manager for Phibro Energy Refining (now known as Valero Refining and Marketing, Inc.) from 1985 to 1998.
     Alan Moret has served as our Senior Vice President of Supply since August 2008. Mr. Moret served as our Senior Vice President of Asphalt Operations from August 2006 to August 2008, with responsibility for asphalt operations and marketing at our refineries and asphalt terminals. Prior to joining Alon, Mr. Moret was President of Paramount Petroleum Corporation from November 2001 to August 2006. Prior to joining Paramount Petroleum Corporation, Mr. Moret held various positions with Atlantic Richfield Company, most recently as President of ARCO Crude Trading, Inc. from 1998 to 2000 and as President of ARCO Seaway Pipeline Company from 1997 to 1998.
     Harlin R. Dean has served as our General Counsel and Secretary since October 2002 and as our Senior Vice President since August 2008. Mr. Dean served as our Vice President from May 2005 to August 2008. Prior to joining Alon, Mr. Dean practiced corporate and securities law, with a focus on public and private merger and acquisition transactions and public securities offerings, at Brobeck, Phleger & Harrison, LLP, from April 2000 to September 2002, and at Weil, Gotshal & Manges, LLP, from September 1992 to March 2000.
     Michael Oster has served as our Senior Vice President of Mergers and Acquisitions of Alon Energy since August 2008 and General Manager of Commercial Transactions of Alon Energy from January 2003 to August 2008. Prior to joining Alon Energy, Mr. Oster was a partner in the Israeli law firm, Yehuda Raveh and Co.
     Jimmy C. Crosby has served as our Vice President of Refining — California Refineries since March 2009 and as Vice President of Refining and Supply since May 2007, with responsibility for refinery and supply operations at our California refineries. Mr. Crosby served as our Vice President of Supply and Planning from May 2005 to May 2007, with responsibility for all terminal and refinery supply for our Big Spring refinery’s marketing and refinery operations. Mr. Crosby served as our General Manager of Business Development and Planning from August 2000 to May 2005. Prior to joining Alon, Mr. Crosby worked with FINA from 1996 to August 2000 where he last held the position of Manager of Planning and Economics for the Big Spring refinery.
     David Foster has served as our Vice President of Refining — Big Spring since March 2009, with responsibility for refinery operations at the Big Spring refinery. From April 2007 to March 2009, Mr. Foster served as Vice President of Refining — Big Spring of Alon USA Refining, Inc., our subsidiary conducting our refining operations at the Big Spring refinery. Prior to joining Alon, Mr. Foster was with Houston Refining LP, a subsidiary of Lyondell Chemical Company, from 1993 to April 2007 in a number of Operational and Technology Management positions, most recently serving as Manager of Technical Services.

     William Wuensche has served as our Vice President of Refining — Krotz Springs since March 2009, with responsibility for refinery operations at the Krotz Springs refinery. Mr. Wuensche joined Alon in July 2008 and from August 2008 to March 2009, Mr. Wuensche served as Vice President of Refining of Alon Refining Krotz Springs, Inc., our subsidiary conducting our refining operations at Krotz Springs. Prior to joining Alon, Mr. Wuensche was with Valero Refining Company-Louisiana from June 2006 to July 2008, as Vice President and General Manager of Valero’s Krotz Springs refinery and Valero Refining Company from February 2004 to June 2006, as Vice President and General Manager of Valero’s McKee Refinery. Earlier in his career, Mr. Wuensche held various positions of increasing responsibilities in the engineering, economics and planning and refinery operations areas.
     William L. Thorpe has served as Vice President of Asphalt Operations since August 2008, with responsibility over asphalt marketing and operations, quality control and quality assurance at our refineries and asphalt terminals and safety, security and training at our asphalt terminals. Mr. Thorpe served as the Vice President of Asphalt Marketing of our subsidiary, Paramount Petroleum Corporation, from August 2006 to August 2008. Prior to joining Alon, Mr. Thorpe was with Paramount Petroleum Corporation from 1996 to August 2006 having responsibility for marketing and operations, serving as Senior Vice President. Prior to joining Paramount Petroleum Corporation, Mr. Thorpe held management positions with various companies, including Vice President of Pacific Resources, Inc., Vice President — Sales and Marketing of Marlex Petroleum Corporation, Vice President — Marketing of Charter Oil Company and Vice President — Planning and Development of ConocoPhillips.
     Kyle McKeen has served as President and Chief Executive Officer of Alon Brands, Inc., our subsidiary that manages our retail operations, since May 2008. From 2005 to 2008, Mr. McKeen served as President and Chief Operating Officer of Carter Energy, an independent energy marketer supporting over 600 retailers by providing fuel supply, merchandising and marketing support, and consulting services. Prior to joining Carter Energy in 2005, Mr. McKeen was a member of the Board of Managers of Alon USA Interests, LLC from September 2002 to 2005 and held numerous positions of increasing responsibilities with Alon Energy, including Vice President of Marketing.
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
     Our refining and marketing earnings, profitability and cash flows from operations depend primarily on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. We experienced contracting margins in portions of 2008, due to increases in crude oil prices without corresponding increases in the selling price of our products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:
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
     Because our Big Spring and California refineries are configured to process substantial volumes of sour crude oils, our profitability depends, in part, on the price spread between sweet crude oil and sour crude oil, which we refer to as the sweet/sour spread. In recent years, the sweet/sour spread has narrowed and any further tightening of the sweet/sour spreads could negatively affect our profitability.
The profitability of our California refineries depends, in part, on the light/heavy crude oil price spread. A decrease in this spread could negatively affect our profitability.
     Our California refineries process significant volumes of heavy crude oils and, as a result, our profitability depends in part on the price spread between light crude oil and heavy crude oil, which we refer to as the light/heavy spread. Because processing light crude oils produces higher percentages of light products, light crude oils typically are priced higher than heavy crude oils. In 2008, the light/heavy spread was greater than in 2007, but a tightening of the light/heavy spread would negatively affect profitability.
The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
     Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. We experienced such an event on February 18, 2008 when a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. As a result the Big Spring refinery’s crude unit did not operate until April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) did not resume operations until September 26, 2008.
     The occurrence of such events at our Big Spring refinery, Krotz Springs refinery or our California refineries could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.
We are subject to interruptions of supply as a result of our reliance on pipelines for transportation of crude oil and refined products.
     Our refineries receive a substantial percentage of their crude oil and deliver a substantial percentage of their refined products through pipelines. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, earthquakes, hurricanes, governmental regulation, terrorism, other third-party action or any of the types of events described in the preceding risk factor. Our prolonged inability to use any of the pipelines that we use to transport crude oil or refined products could have a material adverse effect on our business, results of operations and cash flows.
If the price of crude oil increases significantly, it could reduce our profit on our fixed-price asphalt supply contracts.
     We enter into fixed-price asphalt supply contracts pursuant to which we agree to deliver asphalt to customers at future dates. We set the pricing terms in these agreements based, in part, upon the price of crude oil at the time we enter into each contract. If the price of crude oil increases from the time we enter into the contract to the time we produce the asphalt, our profits from these sales could be adversely affected. For example, in the first half of 2008, WTI crude prices increased from $87.15 per bbl to $140.22 per bbl over a period of six months. Primarily as a result of these increases in the cost of crude, we experienced reduced margins from our asphalt sales in the first half of 2008.
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
     Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate our refineries at full capacity. A failure to operate our refineries at full capacity could adversely affect our profitability and cash flows.
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
Our indebtedness could adversely affect our financial condition or make us more vulnerable to adverse economic conditions.
     As of December 31, 2008, our consolidated outstanding indebtedness was $1,103.6 million. Our level of indebtedness could have important consequences to you, such as:
•	we may be limited in our ability to obtain additional financing to fund our working capital needs, capital expenditures and debt service requirements or our other operational needs;

•	we may be limited in our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our debt;

•	we may be at a competitive disadvantage compared to competitors with less leverage since we may be less capable of responding to adverse economic and industry conditions; and

•	we may not have sufficient flexibility to react to adverse changes in the economy, our business or the industries in which we operate.
     In addition, our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Any inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity. However, we cannot assure you that any such alternatives would be feasible or prove adequate. Failure to pay our debts could cause us to default on our obligations in respect of our indebtedness and impair our liquidity. Also, some alternatives would require the prior consent of the lenders under our credit facilities, which we may not be able to obtain.
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
     Our retail operations compete with numerous convenience stores, gasoline service stations, supermarket chains, drug stores, fast food operations and other retail outlets. Increasingly, national high-volume grocery and dry-goods retailers, such as Albertson’s and Wal-Mart are entering the gasoline retailing business. Many of these competitors are substantially larger than we are. Because of their diversity, integration of operations and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail and branded marketing segment. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could adversely affect our profit margins. Additionally, our convenience stores could lose market share, relating to both gasoline and merchandise, to these and other retailers, which could adversely affect our business, results of operations and cash flows.
     Our convenience stores compete in large part based on their ability to offer convenience to customers. Consequently, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and reduced sales and profitability at affected stores.
We may incur significant costs to comply with new or changing environmental laws and regulations.
     Our operations are subject to extensive regulatory controls on air emissions, water discharges, waste management and the clean-up of contamination that can require costly compliance measures. We anticipate that compliance with regulations lowering the permitted level of sulfur in gasoline will require us to spend approximately $21.8 million through 2009. Actual costs could, however, significantly exceed current estimates. If we fail to meet environmental requirements, we may be subject to administrative, civil and criminal proceedings by state and federal authorities, as well as civil proceedings by environmental groups and other individuals, which could result in substantial fines and penalties against us as well as governmental or court orders that could alter, limit or stop our operations.
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
     We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our Big Spring refinery, terminals and convenience stores. Since August 2000, we have spent approximately $18.7 million with respect to the investigation and remediation of our Big Spring refinery and related terminals. We anticipate spending an additional $1.3 million in investigation and remediation expenses in connection with our Big Spring refinery and terminals over the next three years. Since their acquisition, we have spent approximately $5.1 million with respect to the investigation and remediation of our California refineries and related terminals. We anticipate spending an additional $10.0 to $15.0 million in investigation and remediation expenses in connection with our California refineries and terminals over the next five years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Although we have sold three of our pipelines and three of our terminals pursuant to the HEP transaction and two of our pipelines pursuant to the Sunoco transaction, we have agreed, subject to certain limitations, to indemnify HEP and Sunoco for costs and liabilities that may be incurred by them as a result of environmental conditions existing at the time of the sale. See Items 1 and 2 “Business and Properties — Government Regulation and Legislation — Environmental Indemnity to HEP” and “— Environmental Indemnity to Sunoco.” If we are forced to incur costs or pay liabilities in connection with such proceedings and investigations, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
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
Certain of our facilities are located in areas that have a history of earthquakes or hurricanes, the occurrence of which could materially impact our operations.
     Our refineries located in California and the related pipeline and asphalt terminals, and to a lesser extent our refinery and operations in Oregon, are located in areas with a history of earthquakes, some of which have been quite severe. In August 2008, Hurricane Gustav made landfall in Louisiana. The Krotz Springs refinery sustained minor physical damage from this storm; however, the regional utilities were affected and, as a result, the Krotz Springs refinery was without electric power for one week. Offshore crude oil production and gathering facilities were impacted by Gustav and a subsequent storm, which temporarily limited the availability of crude oil to the Krotz Springs refinery. In the event of an earthquake or hurricane that causes damage to our refining, pipeline or asphalt terminal assets, or the infrastructure necessary for the operation of these assets, such as the availability of usable roads, electricity, water, or natural gas, we may experience a significant interruption in our refining and/or marketing operations. Such an interruption could have a material adverse effect on our business, results of operations and cash flows.
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
     We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities, and our business interruption insurance coverage does not apply unless a business interruption exceeds a period of 45 — 75 days, depending upon the specific policy. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to risks associated with the credit-worthiness of the insurer of our environmental policies.
     The insurer under three of our environmental policies is The Kemper Insurance Companies, which has experienced significant downgrades of its credit ratings in recent years and is currently in run-off. Of these three policies, two are 20-year policies that were purchased to protect us against expenditures not covered by our indemnification agreement with FINA, and the third policy is a ten-year policy covering our operations subsequent to our acquisition from FINA. Our insurance brokers have advised us that environmental insurance policies with terms in excess of ten years are not currently generally available and that policies with shorter terms are available only at premiums substantially in excess of the premiums paid for our policies with Kemper. Accordingly, we are currently subject to the risk that Kemper will be unable to comply with its obligations under these policies and that comparable insurance may not be available or, if available, only at substantially higher premiums than our current premiums with Kemper, although we have no reason at this time to believe that Kemper will not be able to pay our claims in the future.
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
A substantial portion of our Big Spring refining workforce is unionized, and we may face labor disruptions that would interfere with our operations.
     As of December 31, 2008, we employed approximately 170 people at our Big Spring refinery, approximately 120 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires March 31, 2010. Our existing labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our results of operation and financial condition.
We conduct our convenience store business under a license agreement with 7-Eleven, and the loss of this license could adversely affect the results of operations of our retail and branded marketing segment.
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
     We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions. Alon Refining Krotz Springs, Inc., which owns and operates the Krotz Springs refinery, is a wholly owned subsidiary of Alon Refining Louisiana, Inc. (“Alon Louisiana”). Alon Israel owns preferred stock of Alon Louisiana with an aggregate par value of $80.0 million which accrues dividends at a rate of 10.75% per annum. Therefore, we are not entitled to receive dividends on our common stock of Alon Louisiana until all accrued preferred dividends are paid in full. No preferred dividends were paid in 2008 and accrued dividends totalled approximately $4.3 million as of December 31, 2008.
     Three of our executive officers, Messrs. Morris, Hart and Concienne, own shares of non-voting stock of two of our subsidiaries, Alon Assets, Inc., or Alon Assets, and Alon USA Operating, Inc., or Alon Operating. As of March 1, 2009, the shares owned by these executive officers represent 7.14% of the aggregate equity interest in these subsidiaries. In addition, these executive officers hold options vesting through 2010 which, if exercised, could increase their aggregate ownership to 8.34% of Alon Assets and Alon Operating. To the extent these two subsidiaries pay dividends to us, Messrs. Morris, Hart and Concienne will be entitled to receive pro rata dividends based on their equity ownership. For additional information, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
     There were no matters submitted to a stockholder vote during the fourth quarter of 2008.

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
     The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period within the two most recently completed fiscal years:

Quarterly Period	High	Low
2008
Fourth Quarter	$14.91	$6.19
Third Quarter	17.00	7.31
Second Quarter	17.85	11.31
First Quarter	27.88	11.62
2007
Fourth Quarter	$38.81	$26.19
Third Quarter	47.10	29.35
Second Quarter	45.62	34.75
First Quarter	37.50	24.10
Holders
     As of March 1, 2009, there were approximately 32 common stockholders of record.
Dividends
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
     On March 14, 2008, we paid a regular quarterly cash dividend of $0.04 per share. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.121 million.
     On June 13, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.121 million.
     On September 12, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.

     On December 12, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the minority interest owners of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
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
Recent Sales of Unregistered Securities
     None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Stockholder Return Performance Graph
The following performance graph compares the cumulative total stockholder return on Alon common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group for the 41-month period from July 28, 2005 (the date on which trading in Alon’s common stock on the NYSE commenced) to December 31, 2008, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The “Peer Group” includes Frontier Oil Corporation, Tesoro Petroleum Corp. and Valero Energy Corporation.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected historical consolidated financial and operating data for our company. The selected historical consolidated statement of operations and cash flows data for the years ended December 31, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected historical consolidated statement of operations and cash flows data for the three years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2008, and 2007, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     Our financial statements for the years ended December 31, 2008, 2007 and 2006 include the results of Paramount Petroleum Corporation and its subsidiaries from August 1, 2006 and of the Long Beach refinery from September 28, 2006. Additionally, our financial statements for the year ended December 31, 2008 include the results of the Krotz Springs refining business from July 1, 2008. As a result of these transactions, the financial and operating data for periods prior to the effective date of these transactions may not be comparable to the data for the years ended December 31, 2008, 2007, and 2006.
     The following selected historical consolidated financial and operating data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$5,156,706	$4,542,151	$3,093,890	$2,330,334	$1,709,117
Operating costs and expenses (1)	5,258,153	4,363,238	2,877,811	2,180,162	1,639,853

Gain on involuntary conversion of assets (2)	279,680	—	—	—	—
Gain on disposition of assets (3)	45,244	7,206	63,255	38,591	175

Operating income	223,477	186,119	279,334	188,763	69,439
Net income	82,883	103,936	157,368	103,988	25,132

Earnings per share, basic (4)	$1.77	$2.22	$3.37	$2.61	$0.72
Weighted average shares outstanding, basic (4)	46,788	46,763	46,738	39,889	35,001
Earnings per share, diluted	$1.72	$2.16	$3.36	$2.61	$0.72
Weighted average shares outstanding, diluted	49,583	46,804	46,779	39,908	35,001
Cash dividends per common share	0.16	0.16	3.03	1.96	—

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(812)	$123,950	$142,977	$137,895	$76,743
Investing activities	(610,322)	(147,254)	(421,070)	(106,962)	(39,886)
Financing activities	560,973	27,753	205,439	42,530	19,244

BALANCE SHEET DATA (end of period):
Cash and cash equivalents and short-term investments	$18,454	$95,911	$64,166	$322,140	$63,357
Working capital (5)	278,781	290,734	235,518	280,483	60,558
Total assets	2,413,433	1,581,386	1,408,785	758,780	472,516
Total debt	1,103,569	536,615	498,669	132,390	187,706
Stockholders’ equity	431,919	387,767	290,330	279,493	71,472

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

(2)	Gain on involuntary conversion of assets reported in 2008 of $279.7 million represents the insurance proceeds received as a result of the Big Spring refinery fire in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008.

(3)	Gain on disposition of assets reported in 2008 primarily reflects the recognition of all the remaining deferred gain associated with the HEP transaction due to the termination of an indemnification agreement with HEP. Gain on disposition of assets reported in 2007 reflects the recognition of $7.2 million deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded in connection with the HEP transaction.

(4)	Basic weighted average shares outstanding and basic earnings per share amounts for the periods presented reflect the effect of a 33,600-for-one split of our common stock which was effected on July 6, 2005. On August 2, 2005, we completed an initial public offering of 11,730,000 shares of our common stock. The shares issued in our initial public offering are included in the number of weighted average shares outstanding at December 31, 2008, 2007 and 2006, respectively.

(5)	Working capital excludes the current portion of long-term debt which is included as part of total debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
     We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 250,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products.
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
     Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Long Beach and Paramount refineries together as our “California refineries.” The refineries in our refining and unbranded marketing segment have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States.
     We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because we supply our retail and branded marketing segment convenience stores and unbranded distributors in this region with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
     We market refined products produced at our Paramount refinery to wholesale distributors, other refiners and third parties primarily on the West Coast. Our Long Beach refinery produces asphalt products. Unfinished fuel products and intermediates produced at our Long Beach refinery are transferred to our Paramount refinery via pipeline and truck for further processing or sold to third parties.
     Approximately 98% of the production at the Krotz Springs refinery is light products, including gasoline, diesel, and other distillates. We market refined products from Krotz Springs to wholesale distributors, other refiners, and third parties. The refinery’s location provides access to upriver markets on the Mississippi River and its docking facilities along the Atchafalaya River allow barge access. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the southeastern and northeastern United States.

     Asphalt Segment. Our asphalt segment markets asphalt produced at our Texas and California refineries included in the refining and marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. Our asphalt segment markets asphalt through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia) and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). We produce both paving and roofing grades of asphalt, including performance-graded asphalts, emulsions and cutbacks.
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Historically, substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008. We market gasoline and diesel under the FINA brand name through a network of approximately 780 locations, including our convenience stores. Other than in 2008 due to the February 18, 2008 fire, approximately 50% of the gasoline and 10% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 240 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in East Texas, are supplied with motor fuels we obtain from third-party suppliers.
Summary of 2008 Developments
     On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire have been completed other than the alkylation unit which we expect to be completed by the end of 2009.
     Alon’s insurance policies at the time of the fire provided a combined single limit of $385.0 million for property damage, with a $2.0 million deductible, and business interruption coverage with a 45 day waiting period. Alon also had third party liability insurance which provided coverage with a limit of $150.0 million and a $5.0 million deductible. We have received $385.0 million of insurance proceeds as a result of the fire in 2008 and in January 2009. See “Liquidity and Capital Resources” section for further discussion of this matter.
     On July 3, 2008, we completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased our crude refining capacity by 50% to approximately 250,000 bpd.
     The cash portion of the purchase price and working capital payment were funded in part by borrowings under a $302.0 million term loan credit facility, borrowings under a $400.0 million revolving credit facility, and proceeds of $80.0 million from the sale of preferred stock of a new Alon holding company subsidiary to Alon Israel Oil Company, Ltd. our majority stockholder.
2008 Operations Highlights
     The strong industry fundamentals we experienced during the first half of 2007 and throughout 2006 deteriorated in the last half of 2007 and throughout most of 2008 as the industry experienced lower worldwide refining margins due to a growing global economic slowdown. Net income for the year ended December 31, 2008 was $82.9 million compared to $103.9 million in 2007 and $157.4 million in 2006, a 20.2% decrease compared to our net income in 2007 and a 47.3% decrease compared to 2006. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Refined product margins in 2008 for gasoline and distillates were considerably lower than the refined product margins realized for such products in 2007 and 2006. An increase in crude oil prices during the first three quarters of 2008 contributed negatively to our overall earnings in 2008. Additionally, the fire at our Big Spring refinery reduced our earnings for 2008.
     Highlights for 2008 include:
•	Operating income was $223.5 million, compared to operating income of $186.1 million in 2007. Operating income increased for 2008 over 2007 primarily due to a $279.7 million gain on involuntary conversion of assets and a $55.0 million business interruption recovery related to the Big Spring refinery fire.

•	We incurred $56.9 million of costs associated with the Big Spring refinery fire.

•	On July 3, 2008, we completed the acquisition of all the capital stock of the refinery business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333.0 million in cash plus $141.5 million representing a working capital settlement.

•	The combined refineries throughput for 2008 averaged 127,076 bpd, consisting of 37,793 bpd at the Big Spring refinery, 31,099 bpd at the California refineries and 58,184 bpd at the Krotz Springs refinery as compared to the combined refineries throughput average of 129,907 bpd for 2007, consisting of 68,145 bpd at the Big Spring refinery and 61,762 bpd at the California refineries. The California refineries throughput for 2008 was reduced to optimize our refining and asphalt economics.

•	The Krotz Springs refinery throughput was affected by electrical outages and reduced crude supply due to hurricanes Gustav and Ike.

•	Our average refinery operating margin for the Big Spring refinery decreased $16.01 per barrel to ($3.18) per barrel for 2008, compared to $12.83 per barrel for 2007. This decrease resulted primarily from lower refinery light product yields as a result of the fire at the Big Spring refinery. Gulf Coast 3-2-1 average crack spreads decreased to $10.47 per barrel for 2008 compared to $15.00 per barrel for 2007.

•	The Big Spring refinery operated in a hydroskimming mode during most of 2008 due to the fire on February 18, 2008, which resulted in lower refinery light product yields. Light product yields were approximately 70% for 2008 compared to approximately 83% for 2007. The Big Spring refinery’s utilization was 52.3% in 2008 compared to 92.5% in 2007.

•	Our California refineries’ operating margin decreased in 2008 by $1.08 per barrel to $1.65 per barrel, compared to $2.73 per barrel in 2007. The decrease was primarily attributable to a 92.4% decrease in the West Coast 6/1/2/3 crack spread to $0.48 per barrel for 2008 from $6.33 per barrel for 2007 and from optimizing inventory levels.

•	Asphalt margins in 2008 averaged $113.43 per ton compared to an average of $26.07 per ton in 2007. This increase resulted primarily from a 49.4% increase in sales prices which were $498.63 per ton for 2008 compared to $333.65 per ton for 2007.

•	A mark-to-market adjustment was recorded of $117,452 related to the discontinuance of cash flow hedge accounting.

Major Influences on Results of Operations
     Refining and Unbranded Marketing. Our earnings and cash flow from our refining and unbranded marketing segment are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of the refined products we ultimately sell depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices that affect our earnings.
     In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast and Group III, or mid-continent, 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra low-sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the Group III 3/2/1 crack spread using the market values of Group III conventional gasoline and ultra low-sulfur diesel and the market value of WTI crude oil. We calculate the per barrel operating margin for our Big Spring refinery by dividing the Big Spring refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventories adjustments related to acquisitions).
     We compare our California refineries’ per barrel operating margin to the West Coast 6/1/2/3 crack spread. A 6/1/2/3 crack spread is calculated assuming that six barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline, two barrels of diesel and three barrels of fuel oil. We calculate the West Coast 6/1/2/3 crack spread using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel, LA

380 pipeline CST (fuel oil) and the market value of WTI crude oil. The per barrel operating margin of the California refineries is calculated by dividing the California refinery’s gross margin by their throughput volumes. Another comparison to other West Coast refineries that we use is the West Coast 3/2/1 crack spread. This is calculated using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil. The per barrel operating margin of the Krotz Springs refinery is calculated by dividing the Krotz Springs refinery’s gross margin by its throughput volumes.
     Our Krotz Springs refinery’s per barrel margin is compared to the Gulf Coast 2/1/1 crack spread. The 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and No. 2 diesel and the market value of WTI crude oil.
     Our Big Spring refinery and California refineries are capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil at our refineries by calculating the difference between the value of WTI crude oil less the value of West Texas Sour, or WTS, a medium, sour crude oil. We refer to this differential as the sweet/sour spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring and California refineries. In addition, our California refineries are capable of processing significant volumes of heavy crude oils which historically have cost less than light crude oils. We measure the cost advantage of refining heavy crude oils by calculating the difference between the value of WTI crude oil less the value of MAYA crude, which we refer to as the light/heavy spread. A widening of the light/heavy spread can favorably influence the refinery operating margins for our California refineries.
     The results of operations from our refining and unbranded marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged between $5.29 and $13.58 per million British thermal units, or MMBTU, in 2008. Typically, electricity prices fluctuate with natural gas prices.
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
     Retail and Branded Marketing. Our earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our FINA-branded distributors, together with licensing and credit card related fees generated from our FINA-branded distributors and licensees. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
     Our financial condition and operating results over the three year period ended December 31, 2008 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
Big Spring Refinery Fire
     On February 18, 2008, our Big Spring refinery experienced a major fire, as discussed more fully in the “2008 Operational and Financial Highlights.” On April 5, 2008, the refinery was able to begin partial operation in a 35,000 bpd hydroskimming mode. The major units brought back on line in April included the crude unit, reformer unit, distillate hydrotreater and jet fuel hydrotreater. The FCCU returned to normal operating capabilities with the restart on September 26, 2008.
     For the year ended December 31, 2008, we have recorded $56.9 million of non-reimbursable costs associated with the fire. The components of net costs associated with fire as of December 31, 2008 include: $51.1 million for expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5.0 million for Alon’s third party liability insurance deductible under the insurance policy described above; and depreciation for the temporarily idled facilities of $0.8 million.
     With the insurance proceeds received of $330.0 million, an involuntary pre-tax gain on conversion of assets has been recorded of $279.7 million for the proceeds received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008.
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
Retail Store Acquisitions
     On June 29, 2007, we completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The total consideration was $75.3 million after certain post-closing adjustments, which were finalized in the fourth quarter of 2007. Of the 102 stores, approximately two-thirds are owned and one-third are leased. We market motor fuels sold at these stores primarily under the FINA brand and primarily supply such fuels from our Big Spring refinery. The acquisition of Skinny’s increased property, plant, and equipment by $43.7 million, goodwill by $34.5 million, current assets by $7.0 million, current liabilities by $10.5 million, and debt by $46.2 million.
     On July 3, 2006, we completed the purchase of 40 retail convenience stores from Good Time stores for consideration of $27.0 million in cash, including $2.3 million for inventories and assumption of certain lease obligations. The purchase of the Good Time stores assets increased property, plant and equipment, net, by $5.0 million, intangible assets by $4.0 million, goodwill by $15.3 million, and debt by $19.8 million.
Refinery Acquisitions
     On July 3, 2008, we completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories. The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southeast and East Coast markets through a pipeline operated by the Colonial Pipeline Company. The 2008 refined product mix from the Krotz Springs refinery consisted of approximately 98% light products, with the following yields: 43% gasoline, 46% distillates and light cycle oils, 9% petrochemicals and 2% of heavy products. The purchase of Krotz Springs increased property, plant and equipment by $341.7 million, inventories by $145.0 million, and debt by $141.5 million. The results of operations for the Krotz Springs refinery have been included in our consolidated income statements for the second half of the year ended December 31, 2008.
     On August 4, 2006, we completed the acquisition of Paramount Petroleum Corporation, an independent refiner of petroleum products. Paramount Petroleum Corporation’s assets include refineries, located in Paramount, California and Portland, Oregon with an aggregate refining capacity of 66,000 bpd, seven asphalt terminals located in Richmond Beach, Washington, Elk Grove and Mojave, California, Phoenix, Fredonia and Flagstaff, Arizona, and Fernley, Nevada (50% interest), and a 50% interest in Wright, which specializes in patented tire rubber modified asphalt products. Total consideration for the acquisition consisted of approximately $487.9 million, including the retirement of all of the Paramount Petroleum Corporation debt at closing of approximately $182.6 million and working capital of approximately $147.9 million. The purchase of Paramount Petroleum Corporation increased property, plant and equipment, net by $387.6 million and goodwill, intangibles by $59.0 million, and debt by $400.0 million.
     On September 28, 2006, we completed the acquisition of Edgington Oil Company for consideration of $93.6 million in cash, including approximately $34.4 million for the value of certain inventories at closing. The purchase of Edgington Oil Company increased property, plant and equipment, net, by $63.4 million, current assets by $1.0 million and inventory by $34.4 million and debt by $50.0 million.
Unscheduled Turnaround and Reduced Crude Oil Throughput
     During the downtime in 2008 at the Big Spring refinery due to the February 18, 2008 fire, we performed all scheduled maintenance originally planned for 2009, including major maintenance at the crude and FCCU units.
     The California refineries operated at reduced throughput rates during 2008 to optimize our refining and asphalt economics.
Hurricane Activity
     The aftermath of Hurricanes Gustav and Ike in the third quarter of 2008 resulted in the shutdown of approximately 25% of the refining capacity in the United States which greatly influenced the production and supply of both crude oil and refined products throughout the United States. Hurricane Gustav directly affected our refinery in Krotz Springs, Louisiana causing power outages and crude oil supply disruption.
HEP Transaction
     A gain on disposition of assets of $42.9 million in the second quarter of 2008 represented the recognition of all the remaining deferred gain associated with the contribution of certain pipelines and terminals to Holly Energy Partners, LP (“HEP”), in March 2005 and was due to the termination of an indemnification agreement with HEP.

Results of Operations
     Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and unbranded marketing segment and asphalt segment and sales of merchandise, including food products, and motor fuels, through our retail and branded marketing segment.
     For the refining and unbranded marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes. Net sales for our refining and unbranded marketing segment include inter-segment sales to our asphalt and retail and branded marketing segments, which are eliminated through consolidation of our financial statements. Asphalt sales consist of gross sales, net of any discounts and applicable taxes. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including motor fuel taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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
     Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for the years ended December 31, 2008, 2007 and 2006. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

ALON USA ENERGY, INC. CONSOLIDATED

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$5,156,706	$4,542,151	$3,093,890
Operating costs and expenses:
Cost of sales	4,853,195	3,999,287	2,627,321
Direct operating expenses	216,498	201,196	129,277
Selling, general and administrative expenses (2)	119,852	105,352	86,939
Net costs associated with fire (3)	56,854	—	—
Business interruption recovery (4)	(55,000)	—	—
Depreciation and amortization (5)	66,754	57,403	34,274

Total operating costs and expenses	5,258,153	4,363,238	2,877,811

Gain on involuntary conversion of assets (6)	279,680	—	—
Gain on disposition of assets (7)	45,244	7,206	63,255

Operating income	223,477	186,119	279,334
Interest expense (8)	(67,550)	(47,747)	(30,658)
Equity earnings (losses) of investees	(1,522)	11,177	3,161
Other income, net	1,500	6,565	7,740

Income before income tax expense, minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	155,905	156,114	259,577
Income tax expense	62,781	46,199	93,968

Income before minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	93,124	109,915	165,609
Minority interest in income of subsidiaries	5,941	5,979	8,241
Accumulated dividends on preferred stock of subsidiary	4,300	—	—

Net income	$82,883	$103,936	$157,368

Earnings per share, basic	$1.77	$2.22	$3.37
Weighted average shares outstanding, basic (in thousands)	46,788	46,763	46,738
Earnings per share, diluted	$1.72	$2.16	$3.36
Weighted average shares outstanding, diluted (in thousands)	49,583	46,804	46,779
Cash dividends per share	$0.16	$0.16	$3.03

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(812)	$123,950	$142,977
Investing activities	(610,322)	(147,254)	(421,070)
Financing activities	560,973	27,753	205,439

BALANCE SHEET DATA (end of period):
Cash and cash equivalents and short-term investments	$18,454	$95,911	$64,166
Working capital (9)	278,781	290,734	235,518
Total assets	2,413,433	1,581,386	1,408,785
Total debt	1,103,569	536,615	498,669
Total stockholders’ equity, minority interest in subsidiaries and preferred stock of subsidiary including accumulated dividends	536,867	403,922	299,862

OTHER DATA:
Adjusted EBITDA (10)	$244,965	$254,058	$261,254
Capital expenditures (11)	62,356	42,204	39,832
Capital expenditures to rebuild the Big Spring refinery	362,178	—	—
Capital expenditures for turnaround and chemical catalyst	9,958	9,842	3,940

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $37.5 million, $35.8 million, and $29.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are not allocated to our three operating segments

(3)	Includes $51.1 million for the year ended December 31, 2008 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5.0 million for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $0.8 million.

(4)	Business interruption recovery of $55.0 million was recorded for the year ended December 31, 2008 as a result of the Big Spring refinery fire with all insurance proceeds received in 2008 and January 2009.

(5)	Includes corporate depreciation and amortization of $0.9 million, $0.9 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are not allocated to our three operating segments.

(6)	A gain on involuntary conversion of assets has been recorded of $279.7 million for the insurance proceeds received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008 as a result of the Big Spring refinery fire.

(7)	Gain on disposition of assets reported in 2008 primarily includes the recognition of deferred gain recorded in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP, (“HEP”), in March 2005 (“HEP transaction”). A recognized gain of $42.9 million in 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP. Gain on disposition of assets reported in 2007 reflects the recognition of $7.2 million deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million pre-tax gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded primarily in connection with the HEP transaction.

(8)	Interest expense for the year ended December 31, 2006 includes $3.6 million of prepayment premiums and $6.1 million of unamortized debt issuance costs written off as a result of prepayments of $100.0 million of term debt in January 2006 and $30.2 million of retail debt in July 2006.

(9)	Working capital excludes the current portion of long-term debt which is included as part of total debt.

(10)	See “— Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income to Adjusted EBITDA for the periods presented.

(11)	Includes corporate capital expenditures of $1.2 million, $1.6 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are not included in our three operating segment capital expenditures.

REFINING AND UNBRANDED MARKETING SEGMENT (A)

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$3,905,498	$3,325,090	$1,827,503
Operating costs and expenses:
Cost of sales	3,858,823	2,948,710	1,483,391
Direct operating expenses	173,142	154,267	108,673
Selling, general and administrative expenses	17,784	20,071	13,399
Net costs associated with fire (2)	56,854	—	—
Business interruption recovery (3)	(55,000)	—	—
Depreciation and amortization	50,047	44,107	24,209

Total operating costs and expenses	4,101,650	3,167,155	1,629,672

Gain on involuntary conversion of assets (4)	279,680	—	—
Gain on disposition of assets (5)	45,244	7,138	63,285

Operating income	$128,772	$165,073	$261,116

KEY OPERATING STATISTICS AND OTHER DATA:
Total sales volume (bpd)	119,195	91,027	89,567
Per barrel of throughput:
Refinery operating margin — Big Spring (6)	$(3.18)	$12.83	$12.80
Refinery operating margin — CA Refineries (6) (8)	1.65	2.73	5.70
Refinery operating margin — Krotz Springs (6) (8)	7.25	N/A	N/A
Refinery direct operating expense — Big Spring (7)	4.40	3.67	3.63
Refinery direct operating expense — CA Refineries (7) (8)	5.81	2.79	2.38
Refinery direct operating expense — Krotz Springs (7) (8)	4.30	N/A	N/A
Capital expenditures	57,576	28,669	26,539
Capital expenditures to rebuild the Big Spring refinery	362,178	—	—
Capital expenditures for turnaround and chemical catalyst	9,958	9,842	3,940

PRICING STATISTICS:
WTI crude oil (per barrel)	$99.56	$72.32	$66.06
WTS crude oil (per barrel)	95.78	67.32	60.91
MAYA crude oil (per barrel)	83.93	59.86	51.26
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$10.47	$15.00	$12.48
Group III	11.15	19.41	14.37
West Coast	15.80	27.37	24.30
Crack spreads (6/1/2/3) (per barrel):
West Coast	$0.48	$6.33	$3.66
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$11.28	$14.29	$10.31
Crude oil differentials (per barrel):
WTI less WTS	$3.78	$5.00	$5.15
WTI less MAYA	15.63	12.46	14.74
Product price (per gallon):
Gulf Coast unleaded gasoline	247.1¢	204.5¢	182.9¢
Gulf Coast ultra low-sulfur diesel	291.8	214.7	195.1
Group III unleaded gasoline	248.1	216.0	186.6
Group III ultra low-sulfur diesel	294.5	223.3	201.4
West Coast LA CARBOB (unleaded gasoline)	267.9	244.2	219.6
West Coast LA ultra low-sulfur diesel	288.3	223.7	206.0
Natural gas (per MMBTU)	$8.90	$7.12	$6.98

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for prior periods has been recast to provide a comparison to the current year results.

	Year Ended December 31,
	2008		2007		2006
	bpd	%	bpd	%	bpd	%
THROUGHPUT AND PRODUCTION DATA:
Big Spring refinery

Refinery throughput:
Sour crude	31,654	83.8	58,607	86.0	58,529	89.4
Sweet crude	4,270	11.3	5,017	7.4	2,987	4.6
Blendstocks	1,869	4.9	4,521	6.6	3,897	6.0

Total refinery throughput (9)	37,793	100.0	68,145	100.0	65,413	100.0

Refinery production:
Gasoline	14,266	38.4	32,135	47.5	29,671	46.0
Diesel/jet	10,439	28.2	19,676	29.1	20,651	32.0
Asphalt	4,850	13.1	7,620	11.3	6,147	9.5
Petrochemicals	1,221	3.3	3,980	5.9	4,465	6.9
Other	6,298	17.0	4,190	6.2	3,627	5.6

Total refinery production (10)	37,074	100.0	67,601	100.0	64,561	100.0

Refinery utilization (11)		52.3%		92.5%		90.8%

	Year Ended December 31,
	2008		2007		2006
	bpd	%	bpd	%	bpd	%
THROUGHPUT AND PRODUCTION DATA:
California refineries

Refinery throughput:
Medium sour crude	8,014	25.8	20,839	33.7	37,171	61.9
Heavy crude	22,590	72.6	40,700	65.9	22,533	37.5
Blendstocks	495	1.6	223	0.4	362	0.6

Total refinery throughput (8) (9)	31,099	100.0	61,762	100.0	60,066	100.0

Refinery production:
Gasoline	4,141	13.7	7,318	12.1	6,806	11.6
Diesel/jet	7,481	24.8	13,360	22.1	11,026	18.9
Asphalt	9,214	30.5	19,006	31.5	19,500	33.3
Light Unfinished	—	—	3,071	5.1	6,144	10.5
Heavy Unfinished	9,182	30.4	16,793	27.9	2,938	5.0
Other	192	0.6	793	1.3	12,126	20.7

Total refinery production (8) (10)	30,210	100.0	60,341	100.0	58,540	100.0

Refinery utilization (11)		46.3%		85.9%		83.8%

	Period Ended
	December 31,
	2008
	bpd	%
THROUGHPUT AND PRODUCTION DATA:
Krotz Springs refinery (B)

Refinery throughput:
Light sweet crude	43,361	74.5
Heavy sweet crude	11,979	20.6
Blendstocks	2,844	4.9

Total refinery throughput (8) (9)	58,184	100.0

Refinery production:
Gasoline	25,195	42.8
Diesel/jet	26,982	45.9
Heavy oils	1,402	2.4
Other	5,258	8.9

Total refinery production (8) (10)	58,837	100.0

Refinery utilization (11)		66.6%

(B)	The period ended December 31, 2008, represents throughput and production data for the period from July 1, 2008 through December 31, 2008.

(1)	Net sales include inter-segment sales to our asphalt and retail and branded marketing segments at prices which are intended to approximate wholesale market prices. These inter-segment sales are eliminated through consolidation of our financial statements. Net sales for the year ended 2006 include $3.3 million for the sale of sulfur credits. Following the acquisition of Paramount Petroleum Corporation and Edgington Oil Company, we notified the Environmental Protection Agency that we no longer qualify as a “small refiner” which will limit our ability to generate sulfur credits in the future.

(2)	Includes $51.1 million for the year ended December 31, 2008 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5.0 million for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $0.8 million.

(3)	Business interruption recovery of $55.0 million was recorded for the year ended December 31, 2008 as a result of the Big Spring refinery fire with all insurance proceeds received in 2008 and January 2009.

(4)	A gain on involuntary conversion of assets has been recorded of $279.7 million for the insurance proceeds received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008 as a result of the Big Spring refinery fire.

(5)	Gain on disposition of assets reported in 2008 primarily includes the recognition of deferred gain recorded in connection with HEP transaction. A recognized gain of $42.9 million represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP. Gain on disposition of assets reported in 2007 reflects the recognition of $7.1 million deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million pre-tax gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded primarily in connection with the HEP transaction.

(6)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventories adjustments related to acquisitions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $4.2 million for the year ended December 31, 2008 and unrealized hedging losses of $4.3 million and $0.3 million for the California refineries for the years ended December 31, 2007 and 2006, respectively. There were unrealized hedging gains of $117.5 million for the Krotz Springs refinery for the six months ended December 31, 2008. The 2008 refinery operating margin for the Krotz Springs refinery excludes a charge of $127.4 million to cost of sales for inventories adjustments related to the acquisition. The 2006 refinery operating margin for the California refineries excludes a charge of $20.0 million to cost of sales for inventories adjustments related to acquisitions.

(7)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(8)	Total refinery throughput and production data for 2008 includes our Krotz Springs refinery for the period from July 1, 2008 through December 31, 2008. Total refinery throughput and production data for 2006 includes our Paramount refinery for the period from August 1, 2006 through December 31, 2006 and our Long Beach refinery for the period from September 28, 2006 through December 31, 2006.

(9)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(10)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Light product yields decreased at the Big Spring refinery for the year ended December 31, 2008 due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

(11)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery for 2008 is due to the fire on February 18, 2008. Production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008. The Big Spring refinery returned to a normal operating mode with the re-start of the Fluid Catalytic Cracking Unit (“FCCU”) on September 26, 2008. The decrease in refinery utilization at our California refineries is due to reduced throughput to optimize our refining and asphalt economics. The low refinery utilization at our Krotz Springs refinery is due to shutdowns during hurricanes Gustav and Ike and limited crude supply and electrical outages following the hurricanes.

ASPHALT SEGMENT

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per ton data)
STATEMENT OF OPERATIONS DATA:
Net sales	$647,221	$642,937	$389,634
Operating costs and expenses:
Cost of sales (1)	499,992	592,709	346,839
Direct operating expenses	43,356	46,929	20,604
Selling, general and administrative expenses	4,292	2,825	8,773
Depreciation and amortization	2,139	2,145	2,247

Total operating costs and expenses	549,779	644,608	378,463

Operating income (loss)	$97,442	$(1,671)	$11,171

KEY OPERATING STATISTICS AND OTHER DATA:
Number of terminals (end of period)	12	12	12
Total sales volume (in thousands)	1,298	1,927	1,153
Sales price per ton	$498.63	$333.65	$337.93
Asphalt margin per ton (2)	$113.43	$26.07	$37.12
Capital expenditures	$644	$2,167	$3,156

(1)	Cost of sales includes intersegment purchases of asphalt blends and motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT (A)

	Year Ended December 31,
	2008		2007		2006
	(dollars in thousands, except per gallon data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,227,319		$1,274,516		$1,264,593
Operating costs and expenses:
Cost of sales (2)	1,117,712		1,158,260		1,184,931
Selling, general and administrative expenses	97,172		81,933		64,256
Depreciation and amortization	13,674		10,245		6,205

Total operating costs and expenses	1,228,558		1,250,438		1,255,392

Gain (loss) on disposition of assets	—		68		(30)

Operating income (loss)	$(1,239)		$24,146		$9,171

KEY OPERATING STATISTICS AND OTHER DATA:
Integrated branded fuel sales (thousands of gallons) (3)	225,474		254,044		268,574
Integrated branded fuel margin (cents per gallon) (3)	4.4	¢	9.2	¢	5.8	¢
Non-Integrated branded fuel sales (thousands of gallons) (3)	113,626		204,537		275,214
Non-Integrated branded fuel margin (cents per gallon) (3)	(0.3	) ¢	1.3	¢	(0.6	) ¢

Number of stores (end of period)	306		307		206
Retail fuel sales (thousands of gallons)	96,974		91,946		75,969
Retail fuel sales (thousands of gallons per site per month) (4)	27		30		34
Retail fuel margin (cents per gallon) (5)	19.7	¢	21.2	¢	19.2	¢
Retail fuel sales price (dollar per gallon) (6)	$3.26		$2.82		$2.55
Merchandise sales	$261,144		$220,807		$157,155
Merchandise sales (per site per month) (4)	72		72		70
Merchandise margin (7)	30.9%		32.0%		32.5%
Capital expenditures	$2,928		$9,797		$9,949

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for prior periods has been recast to provide a comparison to the current year results.

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $37.5 million, $35.8 million, and $29.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Cost of sales includes inter-segment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate market prices. These inter-segment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery, but due to the fire on February 18, 2008 at the Big Spring refinery, more fuel has been purchased from third-party suppliers. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis and includes net credit card revenue from these sales.

(4)	Retail fuel and merchandise sales per site for 2008 were calculated using 306 stores, 2007 were calculated using 206 stores for six months and 307 stores for six months due to the acquisition of Skinny’s, Inc. on June 29, 2007. Fuel and merchandise sales per site for 2006 were calculated using 167 stores for six months and 206 stores for six months due to the Good Time Stores acquisition on July 3, 2006.

(5)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(6)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(7)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net Sales
     Consolidated. Net sales for 2008 were $5,156.7 million compared to $4,542.2 million for 2007, an increase of $614.5 million or 13.5%. This increase was primarily due to the acquisition of the Krotz Springs refinery and higher refined product prices, offset by lower sales volume in all of our segments.
     Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $3,905.5 million for 2008, compared to $3,325.1 million for 2007, an increase of $580.4 million or 17.5%. The increase in net sales was primarily due to the inclusion six months of sales from the Krotz Springs refinery acquired in July 2008 and to significantly higher refined product prices offset by reduced production at the Big Spring refinery due to the February 18, 2008 fire and reduced production at the California refineries to manage refining economics. Refinery production averaged 37,074 bpd at the Big Spring refinery and 30,210 bpd at the California refineries during 2008 compared to 67,601 bpd at the Big Spring refinery and 60,341 bpd at the California refineries in 2007, a decrease in total refinery production of 47.4%. The average production from the Krotz Springs refinery for the six months since the acquisition averaged 58,837 bpd. The production decrease at the Big Spring refinery is due to the fire on February 18, 2008. Production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008 with a return to normal operation of the FCCU on September 26, 2008. The production at our California refineries was reduced as a result of the economics of these refineries and record prices for production inputs. The increase in refined product prices that our Big Spring refinery experienced was similar to the price increases experienced in the Gulf Coast markets. The increase in refined product prices that our California refineries experienced was similar to the price increases experienced in the West Coast markets. The average price of Gulf Coast gasoline in 2008 increased 42.6 cpg, or 20.8%, to 247.1 cpg, compared to 204.5 cpg in 2007. The average Gulf Coast diesel price in 2008 increased 77.1 cpg, or 35.9%, to 291.8 cpg compared to 214.7 cpg in 2007. The average price of West Coast LA CARBOB gasoline in 2008 increased 23.7 cpg, or 9.7%, to 267.9 cpg, compared to 244.2 cpg in 2007. The average West Coast LA diesel price in 2008 increased 64.6 cpg, or 28.9%, to 288.3 cpg compared to 223.7 cpg in 2007.
     Asphalt Segment. Net sales for our asphalt segment were $647.2 million for 2008, compared to $642.9 million for 2007, an increase of $4.3 million or 0.7%. This increase was due primarily to an increase in the average asphalt sales price. The average asphalt sales price was $498.63 per ton in 2008 compared to $333.65 per ton in 2007, an increase of $164.98 per ton or 49.4%. This increase in asphalt price was partially offset by a decrease in asphalt sales volume. Asphalt sales volume was 1.298 million tons in 2008 and 1.927 million tons in 2007, a decrease of 0.629 million tons or 32.6%.
     Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $1,227.3 million for 2008, compared to $1,274.5 million for 2007, a decrease of $47.2 million or 3.7%. This decrease was primarily due to a 119.5 million gallon reduction in wholesale fuel sales related to the net decline of 60 retail outlets that we supplied with motor fuel. This net decline in retail outlets supplied by us was a result of our efforts to reduce our exposure in markets not integrated with our Big Spring refinery by allowing fuel supply agreements to expire by their terms. This reduction was partially offset by higher retail motor fuel and merchandise sales from 102 convenience stores acquired in June 2007 and higher motor fuel prices compared to 2007.
Cost of Sales
     Consolidated. Cost of sales was $4,853.2 million for 2008, compared to $3,999.3 million for 2007, an increase of $853.9 million or 21.4%. This increase was primarily due to the acquisition of the Krotz Springs refinery and higher crude oil prices during 2008 as compared to 2007, offset by reduced production at our Big Spring and California refineries and lower purchase volumes in our asphalt segments and retail and branded marketing segment.
     Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $3,858.8 million for 2008, compared to $2,948.7 million for 2007, an increase of $910.1 million or 30.9%. This increase was primarily due to production costs from the Krotz Springs refinery acquired in July 2008. The reduction in cost of sales at our Big Spring and California refineries were offset by substantial increases in the price of crude costs. The average price per barrel of WTS for 2008 increased $28.46 per barrel to $95.78 per barrel, compared to

$67.32 per barrel for 2007, an increase of 42.3%.
     Asphalt Segment. Cost of sales for our asphalt segment was $500.0 million for 2008, compared to $592.7 million for 2007, a decrease of $92.7 million or 15.6%. This decrease was due primarily to lower asphalt sales volumes in 2008 as 1.298 million tons were sold compared to 1.927 million tons sold in 2007, a decrease of .629 million tons or 32.6%.
     Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $1,117.7 million for 2008, compared to $1,158.3 million for 2007, a decrease of $40.6 million or 3.5%. This decrease was primarily due to a 119.5 million gallon reduction in wholesale fuel sales related to the net decline of 60 retail outlets that we supplied with motor fuel. This reduction was partially offset by higher retail motor fuel and merchandise sales from 102 convenience stores acquired in June 2007 and higher motor fuel prices compared to 2007.
Direct Operating Expenses
     Consolidated. Direct operating expenses were $216.5 million for 2008, compared to $201.2 million for 2007, an increase of $15.3 million or 7.6%. This increase was primarily attributable to the addition of the operating expenses associated with the acquisition of the Krotz Springs refinery.
     Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment were $173.1 million for 2008, compared to $154.3 million for 2007, an increase of $18.8 million or 12.2%. This increase was primarily attributable to the addition of the operating expenses associated with the Krotz Springs refinery acquisition.
     Asphalt Segment. Direct operating expenses for our asphalt segment were $43.4 million for 2008, compared to $46.9 million for 2007, a decrease of $3.5 million or 7.5%. This decrease was due primarily to the reallocation of operating expenses as a result of the fire at the Big Spring refinery on February 18, 2008.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for 2008 were $119.9 million, compared to $105.4 million for 2007, an increase of $14.5 million or 13.8%. This increase was primarily due to a full year of costs associated with the 102 Skinny’s stores acquired on June 29, 2007, partially offset by decreases in certain employee costs.
     Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for 2008 were $17.8 million compared to $20.1 million for 2007, a decrease of $2.3 million or 11.4%. This decrease was primarily attributable to decreases in certain employee costs and stock compensation expense to minority share holders, partially offset by increases attributable to the Krotz Springs refinery acquisition.
     Asphalt Segment. SG&A expenses for our asphalt segment were $4.3 million for 2008, compared to $2.8 million for 2007, an increase of $1.5 million or 53.6%.
     Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for 2008 were $97.2 million, compared to $81.9 million for 2007, an increase of $15.3 million or 18.7%. This increase was primarily attributable to the acquisition of 102 Skinny’s stores on June 29, 2007.
Depreciation and Amortization
     Depreciation and amortization for 2008 was $66.8 million, compared to $57.4 million for 2007, an increase of $9.4 million or 16.4%. This increase was primarily attributable to the acquisition of the Krotz Springs refinery and capital expenditures related to the rebuild of the Big Spring refinery.
Operating Income
     Consolidated. Operating income for 2008 was $223.5 million compared to $186.1 million for 2007, an increase of $37.4 million or 20.1%. Excluding $277.8 million in net gains associated with the Big Spring refinery fire and $45.2 million of gains from the disposition of assets primarily relating to the HEP transaction, operating loss for 2008 was $99.5 million compared to operating income of $178.9 million for 2007 (excluding $7.2 million in gains on the disposition of assets primarily related to the HEP transaction), a decrease of $278.4 million. Management believes these exclusions enhance period-to-period comparability. This decrease in operating income was primarily attributable to lower operating income in our refining and unbranded marketing segment and retail and branded marketing segment as a result of decreased operating margins as a result of higher crude prices and the effects of the fire at the Big Spring refinery, partially offset by higher operating income in our asphalt segment.
     Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $128.8 million for 2008, compared to $165.1 million for 2007, a decrease of $36.3 million or 22.0%. The operating income for our refining and unbranded marketing segment in 2008, excluding $277.8 million in net gains associated with the Big Spring refinery fire and $45.2 million of gains from the disposition of assets primarily relating to the HEP transaction, is an operating loss for 2008 of $194.2 million compared to operating income of $158.0 million for 2007 (excluding $7.1 million in gains on the disposition of assets primarily related to the HEP transaction), a decrease of $352.2 million. This decrease was primarily attributable to the decrease in our refinery operating margin at the Big Spring refinery due to the fire. The operating margin for our Big Spring refinery for 2008 decreased $16.01 per barrel to ($3.18) per barrel in 2008 from $12.83 per barrel in 2007. The Big Spring refinery operated in a hydroskimming mode from April 5, 2008 to September 26, 2008 due to the fire, which resulted in lower refinery light product yields and as a result a lower refinery operating margin was realized. Light product yields were approximately 70% for 2008 and 83% for 2007. Our operating margin for our California refineries decreased $1.08 per barrel to $1.65 per barrel, or 39.6%. Refining and unbranded marketing segment operating income was also affected by a decrease in the Gulf Coast 3/2/1 crack spread from an average of $15.00 per barrel in 2007 to $10.47 per barrel in 2008, a decrease of 30.2%, as well as a decrease of the sweet/sour spread from $5.00 per barrel in 2007 to $3.78 per barrel for 2008, a decrease of 24.4%.
     Asphalt Segment. Operating income for our asphalt segment was $97.4 million for 2008, compared to a loss of $1.7 million for 2007, an increase of $99.1 million. This increase was primarily due to an increase in our asphalt margin of $113.43 per ton in 2008, compared to $26.07 per ton in 2007, an increase of $87.36 per ton.
     Retail and Branded Marketing Segment. Operating loss for our retail and branded marketing segment was $1.2 million for 2008, compared to operating income of $24.1 million for 2007, a decrease of $25.3 million. This decrease was primarily attributable to lower fuel volumes and lower wholesale motor fuel margins.
Interest Expense
     Interest expense was $67.6 million for 2008, compared to $47.7 million in 2007, an increase of $19.9 million or 41.7%. The increase is primarily due to interest on our borrowings to fund our borrowings for the Krotz Springs refinery acquisition in July 2008 as well as borrowings associated with the repair of the Big Spring refinery.
Income Tax Expense
     Income tax expense was $62.8 million for 2008, compared to $46.2 million in 2007, an increase of $16.6 million or 35.9%. The increase in income tax expense was attributable to our higher 2008 taxable income compared to 2007, as well as a $5.5 million benefit in 2007 resulting from the true-up of the prior year income tax expense and a 2007 benefit of $4.8 million resulting from a change in the effective state income tax rate. Our effective tax rate for 2008 was 40.3% compared to 29.6% for 2007.
Minority Interest in Income of Subsidiaries
     Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority shareholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $5.9 million for 2008, compared to $6.0 million for 2007, an increase of $0.1 million or 1.6%.

Net Income
     Net income was $82.9 million for 2008, compared to $103.9 million for 2007, a decrease of $21.0 million or 20.2%. This decrease was attributable to the factors discussed above and accumulated dividends on shares of preferred stock issued by a subsidiary in conjunction with the Krotz Springs refinery acquisition of $4.3 million.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net Sales
     Consolidated. Net sales for 2007 were $4,542.2 million compared to $3,093.9 million for 2006, an increase of $1,448.3 million or 46.8%. This increase was primarily due to the acquisition of the California refineries and higher refined product prices.
     Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $3,325.1 million for 2007, compared to $1,827.5 million for 2006, an increase of $1,497.6 million or 81.9%. The increase in net sales was primarily due to higher refinery production resulting from including a full year of production at the California refineries in 2007 compared to five months of production from the Paramount refinery and four months of production at the Long Beach refinery in 2006 and to significantly higher refined product prices. Refinery production averaged 67,601 bpd at the Big Spring refinery and 60,341 bpd at the California refineries during 2007 compared to 64,561 bpd at the Big Spring refinery in 2006 and 58,540 bpd at the California refineries commencing August 1, 2006, an increase in total refinery production from 2006 to 2007 of 43.6%. The increase in refined product prices that our Big Spring refinery experienced was similar to the price increases experienced in the Gulf Coast markets and the increase in refined product prices that our California refineries experienced was similar to the price increases experienced in the West Coast markets. The average price of Gulf Coast gasoline in 2007 increased 21.6 cpg, or 11.8%, to 204.5 cpg, compared to 182.9 cpg in 2006. The average Gulf Coast diesel price in 2007 increased 19.6 cpg, or 10.0%, to 214.7 cpg compared to 195.1 cpg in 2006. The average price of West Coast LA CARBOB gasoline in 2007 increased 24.6 cpg, or 11.2%, to 244.2 cpg, compared to 219.6 cpg in 2006. The average West Coast LA diesel price in 2007 increased 17.7 cpg, or 8.6%, to 223.7 cpg compared to 206.0 cpg in 2006.
     Asphalt Segment. Net sales for our asphalt segment were $642.9 million for 2007, compared to $389.6 million for 2006, an increase of $253.3 million or 65.0%. This increase was due primarily to higher sales volumes in 2007 resulting from the inclusion of a full year of sales volumes from the terminals acquired in the Paramount and Edgington transactions compared to 2006 which included five months of sales volumes from the Paramount terminals and four months of sales volume from the Edgington terminal.
     Retail and Branded Marketing Segment. Revenues for 2007 were $1,274.5 million, compared to $1,264.6 million for 2006, an increase of $9.9 million or 0.8%. This increase was primarily attributable to six months of retail motor fuel and merchandise sales from 102 convenience stores acquired in June 2007, twelve months of retail motor fuel and merchandise sales from 40 convenience stores purchased in July 2006 compared to six months of such sales reflected in 2006 and higher retail motor fuel prices over the comparable period in 2006. These increases were partially offset by reduced wholesale fuel sales due to lower volume in the year ended December 31, 2007, compared to the year ended December 31, 2006.
Cost of Sales
     Consolidated. Cost of sales was $3,999.3 million for 2007, compared to $2,627.3 million for 2006, an increase of $1,372.0 million or 52.2%. This increase was primarily due to the acquisition of the California refineries and higher crude oil prices during 2007 as compared to 2006.
     Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $2,948.7 million for 2007, compared to $1,483.4 million for 2006, an increase of $1,465.3 million or 98.8%. This increase was primarily due to a full year of production costs at the California refineries in 2007 compared to five months of production costs from the Paramount refinery and four months of production costs at the Long Beach refinery in 2006 and the increase in crude oil prices during 2007 as compared to 2006. The average price per barrel of WTS for 2007 increased $6.41 per barrel to $67.32 per barrel, compared to $60.91 per barrel for 2006, an increase of 10.5%.
     Asphalt Segment. Cost of sales for our asphalt segment was $592.7 million for 2007, compared to $346.8 million for 2006, an increase of $245.9 million or 70.9%. This increase was due primarily to the inclusion of a full year of cost of sales from the terminals acquired in the Paramount and Edgington transactions compared to 2006 which included five months of cost of sales from the Paramount terminals and four months of cost of sales from the Edgington terminal, as well as significantly higher prices for asphalt transferred from our refining and marketing segment as a result of higher crude prices.
     Retail and Branded Marketing Segment. Cost of sales was $1,158.3 million for 2007, compared to $1,184.9 million for 2006, a decrease of $26.6 million or 2.2%. This decrease was primarily attributable to reduced wholesale fuel sales due to lower volume. This decrease was partially offset by increased retail motor fuel and merchandise costs from 102 convenience stores acquired in June 2007 and our remaining convenience stores.
Direct Operating Expenses
     Consolidated. Direct operating expenses were $201.2 million for 2007, compared to $129.3 million for 2006, an increase of $71.9 million or 55.6%. This increase was primarily attributable to the addition of the operating expenses associated with our California refineries.
     Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing were $154.3 million for 2007, compared to $108.7 million for 2006, an increase of $45.6 million or 42.0%. This increase was primarily attributable to a full year of operating expenses at our California refineries in 2007 compared to five months of operating expenses from the Paramount refinery and four months of operating expenses at the Long Beach refinery in 2006.
     Asphalt Segment. Direct operating expenses for our asphalt segment were $46.9 million for 2007, compared to $20.6 million for 2006, an increase of $26.3 million. This increase was due primarily to the inclusion of a full year of direct operating cost from the terminals acquired in the Paramount and Edgington transactions compared to 2006 which included five months of direct operating cost from the Paramount terminals and four months of direct operating cost from the Edgington terminal.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for 2007 were $105.4 million, compared to $86.9 million for 2006, an increase of $18.5 million or 21.3%. This increase is primarily due to the acquisition of the California refineries and the acquisition of 102 Skinny’s stores on June 29, 2007, partially offset by a change in the method of corporate allocations in the asphalt segment.
     Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for 2007 were $20.1 million compared to $13.4 million for 2006, an increase of $6.7 million or 50.0%. This increase was primarily attributable to a full year of SG&A expenses at our California refineries in 2007 compared to five months of operating SG&A from the Paramount refinery and four months of SG&A expenses at the Long Beach refinery in 2006.
     Asphalt Segment. SG&A expenses for our asphalt segment were $2.8 million for 2007, compared to $8.8 million for 2006, a decrease of $6.0 million or 68.2%. This decrease was primarily due to a change in the method of corporate allocations.
     Retail and Branded Marketing Segment. Operating and selling expenses, excluding depreciation, amortization and accretion for 2007 were $81.9 million, compared to $64.3 million for 2006, an increase of $17.6 million or 27.4%. This increase was primarily attributable to higher operating and selling expenses from convenience stores acquired in June 2007 and 40 convenience stores purchased in July 2006. This increase was partially offset by reduced wholesale fuel sales on lower volume. Allocated costs and expenses for administrative and shared services provided by Alon Energy totaled $4.1 million for the year ended December 31, 2007 compared to $4.2 million for the year ended December 31, 2006, a decrease of $0.1 million or 2.4%.
Depreciation and Amortization
     Depreciation and amortization for 2007 was $57.4 million, compared to $34.3 million for 2006, an increase of $23.1 million or 67.3%. This increase was primarily attributable to the full year’s depreciation on the assets from the acquisition of the California refineries, the retail acquisitions and the completion of capital projects in 2007.
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
     Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $165.1 million for 2007, compared to $261.1 million for 2006, a decrease of $96.0 million or 36.8%. Excluding the $7.1 million gain on disposition of assets relating to the HEP transaction, operating income for 2007 was $158.0 million compared to $197.8 million for 2006 (excluding $52.5 million of gain on disposition of assets resulting from the Amdel and White Oil transaction and $10.8 million relating to the HEP transaction), a decrease of $39.8 million or 20.1%. This decrease was primarily attributable to the decrease in our refinery operating margin at our California refineries. Our operating margin for our California refineries decreased $2.97 per barrel to $2.73 per barrel, or 52.1%, and was attributable, in part, to lower differentials of the light/heavy spread and higher direct operating expenses. The operating margin for our Big Spring refinery for 2007 increased $0.03 per barrel, or 0.2%, to $12.83 per barrel in 2007 from $12.80 per barrel in 2006.
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
     Retail and Branded Marketing Segment. Operating income was $24.1 million for 2007, compared to operating income of $9.2 million for 2006, an increase of $14.9 million. This increase was primarily attributable to a significant supply source disruption in our marketing areas and higher retail fuel sales margins.
Interest Expense
     Interest expense was $47.7 million for 2007, compared to $30.7 million in 2006, an increase of $17.0 or 55.4%. The increase is primarily due to a full year of interest on our $450.0 million term loan related to the acquisition of our California refineries and a June 2007 increase in the amount of the Wachovia credit facility to $95.0 million.
Income Tax Expense
     Income tax expense was $46.2 million for 2007, compared to $94.0 million in 2006, a decrease of $47.8 million or 50.9%. The decrease in income tax expense was attributable to our lower 2007 taxable income compared to 2006, as well as a $5.5 million benefit resulting from the true-up of the prior year income tax expense plus a benefit of $4.8 million resulting from a change in the effective state income tax rate. Our effective tax rate for 2007 was 29.6% compared to 36.2% for 2006 and reflects a $3.4 million and $2.0 million benefit in 2007 and 2006, respectively, resulting from tax credits under the Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (“Jobs Creation Act of 2004”).

Minority Interest in Income of Subsidiaries
     Minority interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority shareholders in two of our subsidiaries, Alon Assets and Alon Operating. Minority interest in income of subsidiaries was $6.0 million for 2007, compared to $8.2 million for 2006, a decrease of $2.2 million or 26.8%. This decrease was attributable to our lower after-tax income in 2007 as a result of the factors discussed above.
Net Income
     Net income was $103.9 million for 2007, compared to $157.4 million for 2006, a decrease of $53.5 million or 34.0%. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities. As a result of the fire at our Big Spring refinery on February 18, 2008, these sources have been supplemented by insurance recoveries. The applicable insurance policies provided us with a combined single limit of $385.0 million for property damage with deductibles of $2.0 million, and business interruption coverage with a 45 day waiting period. We have collected $385.0 million under the property damage and business interruption policy but believe that the total cost incurred to repair the Big Spring refinery exceeded the insurance recoveries by approximately $40.0 million. We have collected, during the first quarter of 2009, approximately $113.0 million of income tax receivables that has enhanced our cash from operating activities. In addition, the value of our heating oil hedge together with a cash deposit to secure it was at the balance sheet date $167.0 million.
     We believe that the aforementioned sources of funds and other sources of capital available to us will be sufficient to satisfy the cash requirements for the repair of the Big Spring refinery as well as to satisfy the anticipated cash requirements associated with our business during the next 12 months.
     Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including the costs of such future capital expenditures related to the expansion of our business.
     Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, extend or replace existing revolving credit facilities or for other corporate purposes. Pursuant to our growth strategy, we will also consider from time to time acquisitions of, and investments in, assets or businesses that complement our existing assets and businesses. Acquisition transactions, if any, are expected to be financed through cash on hand and from operations, bank borrowings, the issuance of debt or equity securities or a combination of two or more of those sources.

Cash Flow
     The following table sets forth our consolidated cash flows for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31
	2008	2007	2006
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(812)	$123,950	$142,977
Investing activities	(610,322)	(147,254)	(421,070)
Financing activities	560,973	27,753	205,439

Net increase (decrease) in cash and cash equivalents	$(50,161)	$4,449	$(72,654)

Cash Flows Provided By Operating Activities
     Net cash used by operating activities for 2008 was $0.8 million, compared to net cash provided by operating activities of $124.0 million for 2007. The total change of $124.8 million in net cash used in operating activities was primarily attributable to the decrease in net income net of heating oil hedge gain, gain on involuntary conversion of assets and gain on disposition of assets all net of income tax effect, partially offset by $133.0 million due to optimization of working capital including inventory reductions (excluding the $143.4 million of inventories acquired in the Krotz Springs refinery acquisition) offset by increases in income tax receivables.
     Net cash provided by operating activities for 2007 was $124.0 million, compared to net cash provided by operating activities of $143.0 million for 2006. The $19.0 million net decrease in cash provided by operating activities was primarily due to decreased net income and working capital increases offset by lower gains from the disposition of assets.
Cash Flows Used In Investing Activities
     Net cash used in investing activities was $610.3 million in 2008 compared to $147.3 million in 2007. The change in cash used in investing activities of $463.0 million is due to the July 3, 2008 acquisition of the Krotz Springs refinery of $481.0 million and the capital expenditures for the rebuild of the Big Spring refinery of $362.2 million offset by the proceeds from insurance recoveries related to the rebuild of $270.9, sale of short-term investments of $27.3 million, and the $75.3 million used to acquire the stock of Skinny’s, Inc. in 2007.
     Net cash used in investing activities was $147.3 million in 2007 compared to $421.1 million in 2006. Cash used in investing activities in 2007 included the acquisition of Skinny’s of $75.3 million, the purchase of short-term investments of $27.3 million, capital expenditures of $52.0 million and an adjustment to the purchase price for the acquisition of Paramount Petroleum Corporation of $7.4 million. Cash used in investing activities in 2006 included the acquisitions of Good Time stores of $27.0 million, Paramount Petroleum Corporation and Edgington Oil Company of $603.4 million, the sale of $185.3 million of short-term investments, $68.0 million of proceeds from the sale of the Amdel and White Oil crude oil pipelines and $43.8 million of capital expenditures.
Cash Flows Provided By Financing Activities
     Net cash provided by financing activities was $561.0 million in 2008 compared to cash provided of $27.8 million in 2007. The change in net cash provided by financing activities in 2008 was primarily attributable to $276.8 million of borrowings under the revolving credit facilities and activities related to the Krotz Springs acquisition which included additions to long-term debt of $252.0 million and $80.0 million received from the sale of preferred stock of a subsidiary net of debt issuance costs of $28.1 million, partially offset by repayment of long-term debt of $11.9 million compared to an increase in long term debt of $46.3 million to partially fund the acquisition of Skinny’s, Inc. and repayment of long-term debt of $8.4 million in 2007 offset by debt issuance costs of $2.2 million.
     Net cash provided by financing activities was $27.8 million in 2007, compared to net cash provided by financing activities of $205.4 million in 2006. Cash provided by financing activities in 2007 included additions to long term debt of $46.3 million incurred principally to finance the Skinny’s acquisition less dividends paid to shareholders of

$7.5 million and debt repayment of $8.4 million. Cash provided by financing activities in 2006 included primarily additions to long term debt of $500.0 million less payments on long term debt of $153.5 million and dividend payments of $141.8 million.
Cash, Cash Equivalents and Short-Term Investment Position and Indebtedness
     We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. Short-term investments at December 31, 2007 consisted of highly-rated variable rate demand notes (“VRDN”). We designated these securities as available-for-sale and classified them as current because it views them as available to support its current operations. VRDNs may be redeemed at par on one business day’s notice to the remarketing agent or on seven calendar days to the issuer. These securities are carried at cost, which approximates market value. The VRDNs were sold in the first quarter of 2008.
     As of December 31, 2008, our total cash and cash equivalents were $18.5 million and we had total debt of approximately $1,103.6 million.
     Summary of Indebtedness. The following table sets forth the principal amounts outstanding under our bank credit facilities, retail mortgages and equipment loans at December 31, 2008:

	As of December 31, 2008
	Amount Outstanding	Total Facilities	Total Availability (1)
	(dollars in thousands)
Debt, including current portion:
Term loan credit facilities	$739,810	$739,810	$—
Revolving credit facilities	276,818	900,000	248,187
Retail credit facilities	86,941	86,941	—

Totals	$1,103,569	$1,726,751	$248,187

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of December 31, 2008 which was $460.9 million, and (b) total borrowing base, if applicable, less outstanding borrowings and letters of credit as of December 31, 2008 which was $248.2 million.
Credit Facilities
Alon USA Energy, Inc. Credit Facilities
     Term Loan Credit Facility. On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. On August 4, 2006, Alon borrowed $400.0 million as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50.0 million as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of $4.5 million per annum are to be paid in quarterly installments. At December 31, 2008 and 2007, the outstanding balance was $437.8 million and $443.3 million, respectively.
     The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition (Note 3). The Credit Suisse Credit Facility is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of Alon’s retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers,

consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any maintenance financial covenants.
     Letters of Credit Facility. On July 30, 2008, Alon entered into an unsecured credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as co-Arranger, for the issuance of letters of credit in an amount not to exceed $60.0 million. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility will terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify Alon. At December 31, 2008, Alon had $51.3 million of outstanding letters of credit under this credit facility.
Alon USA, LP Credit Facilities
     Revolving Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank of New York (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York (“Israel Discount Bank”) acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility was $160.0 million with options to increase the commitment to $240.0 million if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of December 31, 2008 is $240.0 million, while the borrowing base at December 31, 2008 was $270.7 million.
     The IDB Credit Facility will mature on January 1, 2010. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum or at IDB’s prime rate. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
     Borrowings of $118.0 million were outstanding under the IDB Credit Facility at December 31, 2008. No borrowings were outstanding at December 31, 2007. As of December 31, 2008 and 2007, outstanding letters of credit under the IDB Credit Facility were $30.6 million and $113.5 million, respectively.
Paramount Petroleum Corporation Credit Facility
     Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to the facility limit of the lesser of or the amount of the borrowing base under the facility. At December 31, 2008, the borrowing base under the Paramount Credit Facility was $148.6 million. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability as of December 31, 2008, such margin would be 1.50%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
     Borrowings of $11.7 million were outstanding under the Paramount Credit Facility at December 31, 2008. No borrowings were outstanding at December 31, 2007. As of December 31, 2008 and 2007, outstanding letters of credit under the Paramount Credit Facility were $12.2 million and $75.5 million, respectively.

Alon Refining Krotz Springs, Inc. Credit Facilities
     Term Loan Credit Facility. On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302.0 million Term Loan Agreement (the “Krotz Term Loan”) with Credit Suisse, as Administrative and Collateral Agent, and a group of financial institutions. On February 16, 2009, Credit Suisse was replaced as agent by Wells Fargo Bank, N.A. The Krotz Term Loan matures in July 2014, with quarterly principal payments of $4.6 million beginning on March 31, 2009.
     The Krotz Term Loan bears a base rate of interest that is based on a margin of 7.50% over LIBOR subject to a LIBOR minimum rate of 3.25%.
     The Krotz Term Loan is secured by a first lien on substantially all of the assets of ARKS, except for cash, accounts receivable and inventory, and a second lien on cash, accounts receivable and inventory. The Krotz Term Loan also contains restrictive covenants such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, certain investments and restricted payments. Under the Krotz Term Loan, ARKS is required to comply with a debt service ratio, a leverage ratio, and a capital expenditure limitation.
     ARKS may prepay all or a portion of the outstanding loan balance under the Krotz Term Loan at any time without prepayment penalty.
     The dramatic decrease in crude oil prices beginning in September 2008 presented challenges to ARKS debt structure. On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into an amendment to the Krotz Term Loan to adjust the maintenance financial covenants and provide for certain adjustments to the base interest rate along with other matters. As of December 31, 2008, ARKS was in compliance with all the maintenance financial covenants contained in the Krotz Term Loan, as amended. We also currently anticipate that ARKS will be in compliance with these maintenance financial covenants at least over the next 12 month period through December 31, 2009. In connection with this amendment, we, with the assistance of Alon Israel Oil Company, Ltd., will provide ARKS with an additional $50.0 million consisting of cash and letters of credit to enhance its liquidity.
     Revolving Credit Facility. On July 3, 2008, ARKS entered into a Loan and Security Agreement (the “ARKS Facility”) with BOA as Agent. This facility is guaranteed by ARL and is secured by a first lien on cash, accounts receivable, and inventory of ARKS and ARL and a second lien on the remaining assets. The ARKS Facility was established as a $400.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit, subject to a facility limit of the lesser of $400.0 million or the amount of the borrowing base under the facility. The ARKS Facility terminates on July 3, 2013. The ARKS Facility also contains a feature which will allow for an increase in the facility by $100.0 million subject to approval by both parties.
     On December 18, 2008, ARKS entered into an amendment to the ARKS Facility with BOA. This amendment increased the Applicable Margin, amended certain elements of the Borrowing Base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400.0 million to $300.0 million under certain circumstances as well. Under these circumstances, the facility will be the lesser of $300.0 million or the amount of the borrowing base.
     On April 9, 2009, the ARKS Facility was further amended to include among other things, a reduction to the commitment from $300.0 million to $250.0 million with the ability to increase the commitment under certain circumstances to $400.0 million.
     At December 31, 2008, the ARKS Facility size was $300.0 million and the borrowing base was $238.9 million.
     Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR, currently 3.0% or a margin over the base rate, currently 1.5%.
     At December 31, 2008, the ARKS Facility had an outstanding loan balance of $147.1 million and outstanding letters of credit of $68.3 million.
     The ARKS Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging and certain restricted payments. Additionally, BOA has the right to impose a financial covenant under certain circumstances and such a covenant is in place at present.

Retail Credit Facilities
     On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent now known as Wells Fargo Bank, N.A. The Amended Wachovia Credit Facility amends and restates the credit agreement dated June 6, 2006, among SCS and Wachovia (the “Original Credit Facility”).
     Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At December 31, 2008 and 2007, the outstanding balance of this loan was $86.0 million and $92.4 million, respectively, and there were no further amounts available for borrowing.
     Prior to the amendment, $48.8 million was outstanding under the Original Credit Facility, consisting of a $28.8 million term loan and a $20.0 million revolving credit loan. In connection with the Skinny’s acquisition (Note 3), SCS converted the existing revolving credit loan of $20.0 million to a term loan and drew down an additional $46.2 million under the Amended Wachovia Credit Facility. This amount, and all previously outstanding amounts, was combined into a $95.0 million term loan.
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
Other Retail Related Credit Facilities
     In 2003, Alon obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2008 and 2007, the outstanding balances were $0.9 million and $1.0 million, respectively.
     On October 8, 2008, certain of these loans matured and the unpaid balance of $0.2 million was refinanced with another mortgage loan maturing in October 2013.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure budgets, including expenditures for chemical catalyst and turnarounds, for 2009 and 2010 are $80.8 million and $100.3 million respectively. The following table summarizes our expected capital expenditures for 2009 and 2010 by operating segment and major category:

	2009	2010
	(dollars in thousands)
Refining and Unbranded Marketing Segment:
Sustaining maintenance	$40,189	$47,295
Growth/profit improvement/other	8,155	8,835
Chemical catalyst and turnaround	15,396	30,808

Total	63,740	86,938

Asphalt Segment:
Sustaining maintenance	2,746	3,148
Growth/profit improvement	600	1,810

Total	3,346	4,958

Retail and Branded Marketing Segment:
Sustaining maintenance	4,913	1,724
Growth/profit improvement	4,550	4,000

Total	9,463	5,724

Corporate Segment:
Sustaining	4,285	2,675

Total Capital Expenditures	$80,833	$100,295

     Clean Air Capital Expenditures. We expect to spend approximately $15.6 million in 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
     Turnaround and Chemical Catalyst Costs. Our 2008 turnaround and chemical catalyst costs were approximately $10.0 million.
     Between our major turnarounds, we also perform periodic scheduled turnaround projects on various units at our Big Spring, Krotz Springs and California refineries. A summary of our expected turnaround and chemical catalyst costs for the following five years are as follows:

	2009	2010	2011	2012	2013
		(dollars in thousands)
Scheduled turnaround costs	$2,300	$17,508	$3,750	$9,617	$29,000
Chemical catalyst costs	13,096	13,300	11,040	13,300	10,000

Total	$15,396	$30,808	$14,790	$22,917	$39,000

Contractual Obligations and Commercial Commitments
     Information regarding our known contractual obligations of the types described below as of December 31, 2008 is set forth in the following table:

	Payments Due by Period
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(dollars in thousands)
Long-term debt obligations	$28,397	$169,027	$197,535	$708,610	$1,103,569
Operating lease obligations	38,236	85,134	25,707	65,025	214,102
Pipelines and Terminals Agreement (1)	27,549	82,647	55,099	151,572	316,867
Other commitments (2)	2,827	8,483	5,654	20,499	37,463

Total obligations	$97,009	$345,291	$283,995	$945,706	$1,672,001

(1)	Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with HEP, as well as our minimum requirements with Sunoco.

(2)	Other commitments include refinery maintenance services costs.
     As of December 31, 2008, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us and that specified all significant terms.
     Our “other non-current liabilities” are described in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For most of these liabilities, timing of the payment of such liabilities is not fixed and therefore cannot be determined as of December 31, 2008. However, certain expected payments related to our anticipated pension contributions in 2008 and other post-retirement benefits obligations are discussed in Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
     Inventory. Crude oil, refined products and blendstocks for the refining and unbranded marketing segment and asphalt for the asphalt segment are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. For example, in the second half of 2001, market prices were significantly lower than our inventory cost determined under our LIFO valuation method, which resulted in our recording a non-cash charge of $23.2 million to cost of sales and a corresponding decrease in the value of our crude oil and refined products inventory. In 2002, market prices rose substantially, allowing us to recover $18.6 million of the 2001 inventory write-down to market value with a corresponding non-cash credit to cost of sales. Any such recovery results in a non-cash accounting adjustment, increasing the value of our crude oil and refined products inventory and decreasing our cost of sales. Our results of operations could continue to include such non-cash write-downs and recoveries of inventory if market prices for crude oil and refined products return to levels comparable to those in 2001. A reduction of inventory volumes during 2008, 2007 and 2005 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $4.1 million, $4.6 million, and $2.4 million in 2008, 2007 and 2005, respectively. Market values of crude oil, refined products, asphalts and blendstocks exceeded LIFO costs by $4.0 million and $136.8 million at December 31, 2008 and 2007, respectively.
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
     The fair values of our reporting units in 2008 that contain goodwill were determined using two methods, one based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses and the other based on market earnings multiples. We believe these two approaches are appropriate valuation techniques for the purposes of our impairment testing. Therefore, we concluded from our valuations, based on business conditions and market values that existed at December 31, 2008, that none of our goodwill was impaired. However, the market value of our common stock continues to reflect the effects of the difficult economic environment and significant competition in most of our markets. If, among other factors, (1) our equity value remains depressed or declines further, (2) the fair value of our reporting units decline, or (3) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, and, to a lesser extent, long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.

New Accounting Standards and Disclosures
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers disclosures about plan assets of define benefit pension or other postretirement plan. The disclosures are intended to provide users of financial statements and understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FSP FAS 132 (R)-1 is effective for years ending after December 15, 2009. Since FSP FAS 132 (R)-1 only affects disclosure requirements, there will be no effect on our results of operations or financial position.
     In November 2008, the FASB ratified its consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations. The scope of the Issue applies to all investments accounted for under the equity method. The Issue covers the initial measurement of an equity method investment, recognition of other-than-temporary impairments, and the effects on ownership of the investor due to the issuance of shares by the investee. The Issue is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact the provisions of EITF Issue No. 08-6 will have on our consolidated financial statements.
     In June 2008, the FASB ratified its consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits, which applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities and deposits within the scope of the Issue shall be accounted for as deposit assets. The effect of the change shall be recognized as a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. This Issue is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of adoption of EITF Issue No. 08-3 on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. The statement is effective for fiscal years, and interim periods within those fiscals years, beginning on or after November 15, 2008. Since SFAS No. 161 only affects disclosure requirements, there will be no effect on our results of operations or financial position.
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
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the provisions of FSP FAS 157-2 on our financial statements which is effective for fiscals years beginning after November 15, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We performed a review of our tax positions and adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position as we have no unrecognized tax benefits.
     In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3; How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. We adopted the consensus on January 1, 2007. Our present excise taxes on sales by our retail and unbranded marketing segment is presented on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the income statement. All other excise taxes are presented on a net basis in the income statement.
Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles
     Reconciliation of Adjusted EBITDA to amounts reported under generally accepted accounting principles in financial statements.
     For the years ended December 31, 2008, 2007 and 2006, Adjusted EBITDA represents earnings before minority interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors during periods of normal operations because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of minority interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
     The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net income	$82,883	$103,936	$157,368
Minority interest in income of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	10,241	5,979	8,241
Income tax expense	62,781	46,199	93,968
Interest expense	67,550	47,747	30,658
Depreciation and amortization	66,754	57,403	34,274
Gain on disposition of assets	(45,244)	(7,206)	(63,255)

Adjusted EBITDA	$244,965	$254,058	$261,254

Adjusted EBITDA for the year ended December 31, 2008 includes a gain on involuntary conversion of assets of $279.7 million representing the insurance proceeds received with respect to property damage resulting from the Big Spring refinery fire in excess of the net book value of the assets impaired; net costs associated with the fire at the Big Spring refinery of $56.9 million; and a charge for inventory adjustments related to the Krotz Springs acquisition of $127.4 million.
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
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2008, we held approximately 4.0 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $48.21 per barrel. Market value exceeded carrying value of LIFO costs by $4.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4.0 million.
     The following table provides information about our derivative commodity instruments as of December 31, 2008:

	Contract	Wtd Avg
	Volume	Purchase	Wtd Avg	Contract
Description of Activity	(in barrels)	Price	Sales Price	Value	Fair Value	Gain (Loss)
Forwards-short (Gasoline)	(150,000)	—	37.73	(5,660)	(6,555)	(895)
Forwards-short (Diesel)	(50,000)		55.74	(2,787)	(3,095)	(308)
Futures-long (Heating Oil)	11,000	57.69	—	634	666	32
Futures-short (Heating Oil)	(78,000)	—	60.07	(4,685)	(4,724)	(39)
Futures-short (RBOB)	(5,000)	—	47.29	(236)	(223)	13

	Contract
	Volume	Wtd Avg	Wtd Avg	Contract
Description of Activity	(in barrels)	Contract	Sales Price	Value	Fair Value	Gain (Loss)
Futures-crack spread (Heating Oil)	12,000,125	$21.95	$12.06	$260,469	$142,984	$117,485
Futures-long (SPR swaps)	672,000	89.34	51.43	60,036	34,563	(25,473)
Interest Rate Risk
     As of December 31, 2008, $1,103.6 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and 1.5% per annum, respectively. As of December 31, 2008, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $7.5 million per year.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
      The Company acquired a refinery in Krotz Springs, Louisiana through the acquisition of Valero Refining Company-Louisiana on July 3, 2008. Management has excluded the Krotz Springs refinery from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The Krotz Springs refinery is associated with revenues of 20.4% and assets of 26.5% of the respective consolidated amounts of Alon and its subsidiaries as of and for the year ended December 31, 2008. We plan to fully include the Krotz Springs refinery into our assessment of the effectiveness of internal control over financial reporting in 2009.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information concerning our directors set forth under “Corporate Governance Matters — The Board of Directors” in the proxy statement for our 2009 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Business and Properties — Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information set forth under “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements and Schedule, see “Index to Consolidated Financial Statements and Schedule” on page F-1.
(a)	Schedule II – Valuation and Qualifying accounts is included in the Notes to Consolidated Financial Statements.
(2)	Exhibits: Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Trademark License Agreement, dated as of July 31, 2000, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.3 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.2	First Amendment to Trademark License Agreement, dated as of April 11, 2001, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.4 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.3	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 2, 2008, SEC File No. 001-32567).

10.4	Pipeline Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.5	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007).

10.6	Contribution Agreement, dated as of January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., T & R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 10.7 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.7	Pipelines and Terminals Agreement, dated as of February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.8	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 5, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.9	Liquor License Purchase Agreement, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.10	Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.11	Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.19 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.12	First Amendment, dated as of February 10, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.13	Second Amendment, dated as of June 16, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.14	Amended Revolving Credit Agreement, dated as of February 15, 2006, among Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 16, 2006, SEC File No. 001-32567).

10.15	Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.16	First Amendment to Amended Revolving Credit Agreement, dated as of August 4, 2006, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.25 to Form 10-K, filed by the Company on March 15, 2007 SEC File No. 001-32567).

10.17	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.18	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 20, 2007, SEC File No. 001-32567).

10.19	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.20	Credit Agreement, dated as of June 6, 2006, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 7, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.21	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.22	Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.23	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.24	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.25	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 30, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.37 to Form 10-K, filed by the Company on March 11, 2008, SEC File No. 001-32567).

10.26	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.27	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.28	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A.

10.29	Credit Agreement, dated as of July 30, 2008, among Alon USA Energy, Inc., the financial institutions from time to time a party thereto, Israel Discount Bank and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 1, 2008, SEC File No. 001-32567).

10.30	Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.31	Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.32	Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.33*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.34*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.35*	Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.36*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.37*	Executive Employment Agreement, dated as of February 5, 2001, between Joseph A. Concienne, III and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.38*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Joseph A. Concienne, III and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.11 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.39*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2006, SEC File No. 001-32567).

10.40*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.12 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.41*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.42*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.43*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.44*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.45*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.46*	Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.27 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.47*	Description of 10% Bonus Plan (incorporated by reference to Exhibit 10.28 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.48*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on June 6,, 2008, SEC File No. 001-32567).

10.49*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.50*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.51*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.52*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.53*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.54*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.55*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.56*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.57 *	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.58	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.59*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.60*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.61	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.41 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.62*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.42 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.63	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.43 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.64*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.44 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.65	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.45 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.66*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.46 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.67	Shareholder Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.47 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.68*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.48 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.69	Shareholder Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.49 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.70*	Agreement of Principles of Employment, dated as of July 6, 2005, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.50 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.71*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP,LLC.

10.72*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.73*	Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.74*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.75*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.76*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.77*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.78	Purchase and Sale Agreements, dated as of February 13, 2006, between Alon Petroleum Pipe Line, LP and Sunoco Pipelines, LP, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 13, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.79	Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.80	First Amendment to Stock Purchase Agreement, dated as of June 30, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.81	Second Amendment to Stock Purchase Agreement, dated as of July 31, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.82	Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.83	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.84	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.85	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.86	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.87	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.88	Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd.

10.89†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

10.90†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

21.1	Subsidiaries of Alon USA Energy, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     Effective January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements. Effective January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Dallas, Texas
April 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
     We have audited Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Alon USA Energy, Inc. acquired the Krotz Springs Refinery on July 3, 2008, and management excluded from its assessment of the effectiveness of Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2008, the Krotz Springs Refinery’s internal control over financial reporting associated with revenues of 20.4% and assets of 26.5% of the respective consolidated amounts of Alon USA Energy, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Alon USA Energy, Inc. also excluded an evaluation of the internal control over financial reporting of the Krotz Spring Refinery.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated April 10, 2009 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Dallas, Texas
April 10, 2009

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,454	$68,615
Short-term investments	—	27,296
Accounts and other receivables, net	204,576	228,987
Income tax receivable	116,564	35,244
Inventories	232,320	300,689
Prepaid expenses and other current assets	81,758	12,231

Total current assets	653,672	673,062

Equity method investments	37,661	40,092
Property, plant, and equipment, net	1,448,959	713,592
Goodwill	105,943	105,943
Other assets	167,198	48,697

Total assets	$2,413,433	$1,581,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$233,004	$291,339
Accrued liabilities	111,317	75,980
Current portion of deferred gain on disposition of assets	—	8,805
Current portion of long-term debt	28,397	11,154
Deferred income tax liability	30,570	6,204

Total current liabilities	403,288	393,482

Other non-current liabilities	104,190	58,637
Deferred gain on disposition of assets	—	33,832
Long-term debt	1,075,172	525,461
Deferred income tax liability	293,916	166,052

Total liabilities	1,876,566	1,177,464

Commitments and contingencies (Note 21)
Minority interest in subsidiaries	20,648	16,155

Preferred stock of subsidiary including accumulated dividends	84,300	—

Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,814,021 and 46,808,444 shares issued and outstanding at December 31, 2008 and 2007, respectively	468	468
Additional paid-in capital	183,642	182,932
Accumulated other comprehensive loss, net of income tax	(40,086)	(8,135)
Retained earnings	287,895	212,502

Total stockholders’ equity	431,919	387,767

Total liabilities and stockholders’ equity	$2,413,433	$1,581,386

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales (1)	$5,156,706	$4,542,151	$3,093,890
Operating costs and expenses:
Cost of sales	4,853,195	3,999,287	2,627,321
Direct operating expenses	216,498	201,196	129,277
Selling, general and administrative expenses	119,852	105,352	86,939
Net costs associated with fire	56,854	—	—
Business interruption recovery	(55,000)	—	—
Depreciation and amortization	66,754	57,403	34,274

Total operating costs and expenses	5,258,153	4,363,238	2,877,811

Gain on involuntary conversion of assets	279,680	—	—
Gain on disposition of assets	45,244	7,206	63,255

Operating income	223,477	186,119	279,334
Interest expense	(67,550)	(47,747)	(30,658)
Equity earnings (loss) of investees	(1,522)	11,177	3,161
Other income, net	1,500	6,565	7,740

Income before income tax expense, minority interest in income of subsidiaries, and accumulated dividends on preferred stock of subsidiary	155,905	156,114	259,577
Income tax expense	62,781	46,199	93,968

Income before minority interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	93,124	109,915	165,609
Minority interest in income of subsidiaries	5,941	5,979	8,241
Accumulated dividends on preferred stock of subsidiary	4,300	—	—

Net income	$82,883	$103,936	$157,368

Earnings per share, basic	$1.77	$2.22	$3.37

Weighted average shares outstanding, basic (in thousands)	46,788	46,763	46,738

Earnings per share, diluted	$1.72	$2.16	$3.36

Weighted average shares outstanding, diluted (in thousands)	49,583	46,804	46,779

Cash dividends per share	$0.16	$0.16	$3.03

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $37,483, $35,808, and $29,122 for the years ended December 31, 2008, 2007 and 2006, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2005	$468	$181,108	$(2,596)	$100,513	$279,493
Stock compensation expense	—	514	—	—	514
Dividends	—	—	—	(141,825)	(141,825)
Net income	—	—	—	157,368	157,368
Other comprehensive loss:
Minimum pension liability, net of income tax of $315	—	—	(558)	—	(558)

Total comprehensive income					156,810

Adjustment to initially apply FASB Statement No. 158, net of tax of $2,631	—	—	(4,662)	—	(4,662)

Balance at December 31, 2006	468	181,622	(7,816)	116,056	290,330
Stock compensation expense	—	1,310	—	—	1,310
Dividends	—	—	—	(7,490)	(7,490)
Net income	—	—	—	103,936	103,936
Other comprehensive income (loss):
Defined benefit pension plans, net of income tax of $958	—	—	1,631	—	1,631
Fair value of interest rate swap, net of tax of $1,050	—	—	(1,950)	—	(1,950)

Total comprehensive income					103,617

Balance at December 31, 2007	468	182,932	(8,135)	212,502	387,767
Stock compensation expense	—	710	—	—	710
Dividends	—	—	—	(7,490)	(7,490)
Net income	—	—	—	82,883	82,883
Other comprehensive income (loss):
Defined benefit pension plans, net of income tax of $8,780	—	—	(14,525)	—	(14,525)
Fair value of commodity derivative contracts, net of tax of $677	—	—	(1,154)	—	(1,154)
Fair value of interest rate swap, net of tax of $6,828	—	—	(16,272)	—	(16,272)

Total comprehensive income					50,932

Balance at December 31, 2008	$468	$183,642	$(40,086)	$287,895	$431,919

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$82,883	$103,936	$157,368
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	66,754	57,403	34,274
Stock compensation	173	2,264	2,445
Deferred income tax expense	177,797	(2,984)	8,264
Minority interest in income of subsidiaries	10,241	5,979	8,241
Equity earnings (loss) of investees (net of dividends)	4,296	(1,876)	(739)
Mark-to-market of heating oil hedge	(117,452)	—	—
Gain on involuntary conversion of assets	(279,680)	—	—
Gain on disposition of assets	(45,244)	(7,206)	(63,255)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	59,336	(144,068)	68,900
Income tax receivable	(81,320)	—	—
Inventories	213,373	16,715	(20,490)
Prepaid expenses and other current assets	5,933	794	9,639
Other assets	(1,136)	9,654	26,217
Accounts payable	(108,458)	82,141	(88,664)
Accrued liabilities	17,419	8,312	(13,787)
Other non-current liabilities	(5,727)	(7,114)	14,564

Net cash provided by (used in) operating activities	(812)	123,950	142,977

Cash flows from investing activities:
Capital expenditures	(62,356)	(42,204)	(39,832)
Capital expenditures to rebuild the Big Spring refinery	(362,178)	—	—
Capital expenditures for turnarounds and catalysts	(9,958)	(9,842)	(3,940)
Proceeds from insurance to rebuild the Big Spring refinery	270,885	—	—
Proceeds from disposition of assets	7,000	—	68,009
Sale (purchase) of short-term investments, net	27,296	(27,296)	185,320
Acquisition of Krotz Springs refinery	(481,011)	—	—
Acquisition of Skinny’s, Inc. stock	—	(75,329)	—
Acquisition of Good Time stores assets	—	—	(27,024)
Acquisition of Paramount Petroleum Corporation stock	—	7,417	(504,655)
Acquisition of Edgington Oil Company assets	—	—	(98,762)
Minority interest shares purchased	—	—	(186)

Net cash used in investing activities	(610,322)	(147,254)	(421,070)

Cash flows from financing activities:
Dividends paid to minority interest shareholders	(386)	(468)	(7,968)
Dividends paid to shareholders	(7,490)	(7,490)	(141,825)
Proceeds from sale of preferred stock by subsidiary	80,000	—	—
Deferred debt issuance costs	(28,105)	(2,235)	(11,047)
Revolving credit facilities, net	276,818	—	19,798
Additions to long-term debt	252,000	46,334	500,000
Payments on long-term debt	(11,864)	(8,388)	(153,519)

Net cash provided by financing activities	560,973	27,753	205,439

Net increase (decrease) in cash and cash equivalents	(50,161)	4,449	(72,654)
Cash and cash equivalents, beginning of period	68,615	64,166	136,820

Cash and cash equivalents, end of period	$18,454	$68,615	$64,166

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$58,504	$48,686	$20,301

Cash (received) paid for income tax, net of refunds	$(30,334)	$91,781	$83,291

Non-cash activities:
Financing activity — proceeds from borrowings retained by bank as deposit for hedge related activities for Krotz Springs refinery acquisition	$50,000	$—	$—

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
     Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Long Beach and Paramount refineries together as our “California refineries.” These refineries have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States.
     We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because we supply our retail and branded marketing segment convenience stores and unbranded distributors in this region with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
     We market refined products produced at our Paramount refinery to wholesale distributors, other refiners and third parties primarily on the West Coast. Our Long Beach refinery produces asphalt products. Unfinished fuel products and intermediates produced at our Long Beach refinery are transferred to our Paramount refinery via pipeline and truck for further processing or sold to third parties.
     Approximately 98% of the production at the Krotz Springs refinery is light products, including gasoline, diesel, and other distillates. We market refined products from Krotz Springs to wholesale distributors, other refiners, and third parties. The refinery’s location provides access to upriver markets on the Mississippi River and its docking facilities along the Atchafalaya River allow barge access. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the southeastern and northeastern United States
     Asphalt Segment. Alon’s asphalt segment markets asphalt produced at its Big Spring and California refineries included in the refining and unbranded marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. The Willbridge refinery is an asphalt topping refinery and has a crude oil throughput capacity of 12,000 bpd. The Willbridge refinery processes primarily heavy crude oils with approximately 70% of its production sold as asphalt products.
     Alon’s asphalt segment markets asphalt through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia), and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). We produce both paving and roofing grades of asphalt, including performance-graded asphalts, emulsions and cutbacks.
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Historically, substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
motor fuel from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008. We market gasoline and diesel under the FINA brand name through a network of approximately 780 locations, including our convenience stores. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 100 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in East Texas, are supplied with motor fuels we obtain from third-party suppliers.
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
     (d) Cost Classifications
     Refining and unbranded marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail and branded marketing cost of sales includes cost of sales for motor fuels and for merchandise. Motor fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated motor fuel taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of goods excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Direct operating expenses, which relate to Alon’s refining and unbranded marketing and asphalt segments, include costs associated with the actual operations of the refineries and terminals, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. All operating costs associated with Alon’s crude oil and product pipelines are considered to be transportation costs and are reflected in cost of sales in the consolidated statements of operations.
     Selling, general and administrative expenses consist primarily of costs relating to the operations of the convenience stores, including labor, utilities, maintenance and retail corporate overhead costs. Refining and unbranded marketing and asphalt segments corporate overhead and marketing expenses are also included in selling, general and administrative expenses.
     Interest expense consists of interest expense, letters of credit and financing fees and amortization of deferred debt issuance costs but excludes capitalized interest.
     (e) Cash and Cash Equivalents
     All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
     (f) Short-Term Investments
     Short-term investments at December 31, 2007 primarily consist of highly-rated variable rate demand notes (“VRDN”). Although VRDNs may have long-term stated maturities, generally 10 to 30 years, Alon has designated these securities as available-for-sale and has classified them as current because it views them as available to support its current operations. VRDNs may be redeemed at par on one business day’s notice to the remarketing agent or on seven calendar days to the issuer. These securities are carried at cost, which approximates market value. There were no short-term investments at December 31, 2008.
     (g) Accounts Receivable
     The majority of accounts receivable is due from companies in the petroleum industry. Credit is extended based on evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, are required. Credit losses are charged to reserve for bad debts when accounts are deemed uncollectible. Reserve for bad debts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk.
     (h) Inventories
     Crude oil, refined products and blendstocks for the refining and unbranded marketing segment and asphalt for the asphalt segment are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined products, asphalt and blendstock inventories in excess of market value are charged to cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Materials and supplies are stated at average cost. Cost for the retail and branded marketing segment merchandise inventories is determined under the retail inventory method and cost for retail and branded marketing segment fuel inventories is determined under the first-in, first-out (“FIFO”) method.
     (i) Hedging Activity
     All derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at their fair value. Alon generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. Alon has elected not to designate these commodity contracts as cash flow hedges for financial accounting purposes. Accordingly, net unrealized gains and losses for changes in the fair value on open

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
commodity derivative contracts are recognized in current cost of sales.
     Alon selectively designates certain commodity derivative contracts and interest rate derivatives as cash flow hedges. The effective portion of the gains or losses associated with these derivative contracts designated and qualifying as cash flow hedges are initially recorded in accumulated other comprehensive income in the consolidated balance sheet and reclassified into the statement of operations in the period in which the underlying hedged forecasted transaction affects income. The amounts recorded into the consolidated statement of operations for commodity derivative contracts is recorded as a part of cost of sales and the amounts recorded for interest rate derivatives are recognized as interest expense. The ineffective portion of the gains or losses on the derivative contracts, if any, is recognized in the statement of operations as it is incurred.
     (j) HEP Investment
     The investment in Holly Energy Partners, LP (“HEP”) consists of 937,500 of subordinated class B limited partnership units in HEP and is accounted for under the equity method. These units may be converted into common units after March 2010, or before as described in the limited partnership agreement. The fair market value of 937,500 HEP common units as of December 31, 2008 was $20,016.
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
     Expenditures for major replacements and additions are capitalized. Refining and unbranded marketing segment and asphalt segment expenditures for routine repairs and maintenance costs are charged to direct operating expense as incurred. Retail and branded marketing segment routine repairs and maintenance costs are charged to selling, general and administrative expense as incurred. The applicable costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized.
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
     (m) Asset Retirement Obligations
     Alon uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. Alon also uses Financial Accounting Standards Board

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
(“FASB”) Interpretation No. 47, Accounting for Conditional Retirement Obligations (“FIN 47”), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated (Note 13).
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
     (o) Income Taxes
     Alon accounts for income taxes under the asset and liability method as required by SFAS 109, Accounting for Income Taxes, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
     Stock compensation expense is presented as selling, general and administrative expenses in the consolidated statements of operations (Note 20).
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
     Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
their present value unless payments are fixed and determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable (Note 12). Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.
     (r) Earnings Per Share
     Earnings per share are computed by dividing net income by the weighted average of the common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the period (Note 19).
     (s) Other Comprehensive Income (Loss)
     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as defined benefit pension plan adjustments and gains and losses related to certain derivative instruments. The balance in other comprehensive income (loss), net of tax reported in the consolidated statements of stockholder’s equity consists of defined benefit pension plans, fair value of interest rate swap adjustments, and the fair value of commodity derivative contract adjustments.
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
     (w) New Accounting Standards and Disclosures
     In December 2008, FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers disclosures about plan assets of define benefit pension or other postretirement plan. The disclosures are intended to provide users of financial statements and understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FAS FAS 132 (R)-1 is effective for years ending after December 15, 2009. Since FSP FAS 132 (R)-1 only affects disclosure requirements, there will be no effect on Alon’s results of operations or financial position.
     In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. The scope of the Issue applies to all investments accounted for under the equity method. The Issue covers the initial measurement of an equity method investment, recognition of other-than-temporary impairments, and the effects on ownership of the investor due to the issuance of shares by the investee. The Issue is effective for fiscal years beginning on or after December 15, 2008.
     In June 2008, the FASB ratified its consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits, which applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if he lessee performs specified maintenance activities and deposits within the scope of the Issue shall be accounted for as deposit assets. The effect of the change shall be recognized as a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. This Issue is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of adoption of EITF Issue No. 08-3 on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. The statement is effective for fiscal years, and interim periods within those fiscals years, beginning on or after November 15, 2008. Since SFAS No. 161 only affects disclosure requirements, there will be no effect on Alon’s results of operations or financial position.
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
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Alon is currently evaluating the impact of the provisions of FSP FAS 157-2 on its financial statements which is effective for fiscal years beginning after November 15, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on Alon’s results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160.
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
     In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3; How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. Alon adopted the consensus on January 1, 2007. Alon’s present excise taxes on sales by Alon’s retail and branded marketing segment is presented on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the income statement. All other excise taxes are presented on a net basis in the income statement.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (x) Reclassifications
Certain reclassifications have been made to the prior period balances to conform to the current presentation.
     (3) Big Spring Refinery Fire
     On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire have been completed other than the alkylation unit which we expect to be completed by the end of 2009.
     Alon’s insurance policies provide a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also has third party liability insurance which provides coverage with a limit of $150,000 and a $5,000 deductible.
     For purposes of financial reporting, Alon records costs associated with the fire on a pre-tax basis net of anticipated insurance recoveries and has reflected this as a separate line item on the consolidated statements of operations. For the year ended December 31, 2008, Alon has recorded pre-tax non-reimbursable costs of $56,854 associated with the fire. The components of net costs associated with fire as of December 31, 2008 include: $51,064 for expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for Alon’s third party liability insurance deductible under the insurance policy described above; and depreciation for the temporarily idled facilities of $790.
     Alon has received $330,000 of insurance proceeds on work performed through December 31, 2008 and $55,000 for business interruption recovery as a result of the fire with all proceeds received in 2008 and January 2009.
     With the insurance proceeds received of $330,000 an involuntary pre-tax gain on conversion of assets has been recorded of $279,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through December 31, 2008. Pre-tax income of $55,000 was also recorded in 2008 for the business interruption recovery.
     (4) Acquisitions
          Krotz Springs Refinery Acquisition
     On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including our refineries located on the West Coast, West Texas and Gulf Coast.
     The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southeast and East Coast markets through a pipeline operated by the Colonial Pipeline Company. The 2008 refined product mix from the Krotz Springs refinery consisted of approximately 98% light products, with the following yields: 43% gasoline, 46% distillates and light cycle oils, 9% petrochemicals and 2% of heavy products.
     The cash portion of the purchase price and working capital payment were funded in part by borrowings under a $302,000 term loan credit facility and borrowings under a $400,000 revolving credit facility (Note 15).
     Additionally, funds for a portion of the purchase price were provided through an $80,000 equity investment by Alon Israel Oil Company, Ltd., the Company’s majority stockholder, in preferred stock of a new Alon holding company subsidiary, which may be exchanged for shares of Alon common stock after three years. The shares of the new subsidiary have a par value of $1,000.00 per share and accrue dividends at a rate of 10.75% per annum. The

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
dividends are cumulative and paid upon approval of Alon’s board of directors. In addition, Alon Israel Oil Company, Ltd. provided for the issuance of $55,000 in letters of credit to support increased borrowing capacity under the $400,000 revolving credit facility. A committee of independent and disinterested members of Alon’s board of directors negotiated and approved these transactions.
     The purchase price has been preliminarily allocated based on estimated fair values of the assets and liabilities acquired at the date of acquisition, pending the completion of an independent appraisal and other evaluations. The purchase price has been preliminarily determined as set forth below:

Cash paid	$474,494
Transaction costs	6,517

Total purchase price	$481,011

     The purchase price was preliminarily allocated as follows:

Current assets	$145,859
Property, plant and equipment	341,702
Current liabilities	(5,309)
Other non-current liabilities	(1,241)

Total purchase price	$481,011

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
     Unaudited Pro Forma Financial Information
     The consolidated statements of operations include the results of the Krotz Springs refinery acquisition from July 1, 2008. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of the Krotz Springs refining business occurred on January 1, 2007;

•	$302,000 of term debt and $141,494 of borrowings under the revolver was incurred on January 1, 2007 to fund the acquisition and buy initial inventories; and

•	Depreciation expense was higher beginning January 1, 2007 based upon the revaluation of estimated asset values as of that date.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)

	Year Ended
	December 31,
	2008	2007
	(pro forma)	(pro forma)
Net sales	$6,696,335	$6,835,637
Operating income	167,971	229,580
Net income	31,553	97,271
Earnings per share, basic	$0.67	$2.08

          Skinny’s Acquisition
     On June 29, 2007, Alon completed the acquisition of Skinny’s, Inc., a privately held Abilene, Texas-based company that owned and operated 102 stores in Central and West Texas. The purchase price was $70,200 plus $5,129 for working capital and debt. Of the 102 stores, approximately two-thirds are owned and one-third are leased. Alon markets motor fuels sold at these stores under the FINA brand and primarily supplies such fuels from its Big Spring refinery.
     In conjunction with the Skinny’s, Inc. acquisition, Alon completed a borrowing of $46,167 on June 29, 2007 under its Amended Wachovia Credit Facility (Note 15).
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
     In the second quarter of 2008, Alon recorded a gain of $42,935 that represented the remaining deferred gain associated with the HEP transaction. The gain was recorded due to the termination of the indemnification agreement with HEP.
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
     (b) Asphalt Segment
     Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia), and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
and Wright), are recorded under the equity method of accounting, and the investments are included as total assets in the asphalt segment data.
     (c) Retail and Branded Marketing Segment
     Alon’s retail and branded marketing segment operates 306 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States through a network of approximately 950 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business have been supplied by Alon’s Big Spring refinery. As a result of the February 18, 2008 fire, branded marketing primarily acquired motor fuels from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008.
     (d) Corporate
     Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
     Segment data as of and for the years ended December 31, 2008, 2007 and 2006 is presented below.

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Year ended December 31, 2008	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$3,282,166	$647,221	$1,227,319	$—	$5,156,706
Intersegment sales/purchases	623,332	(369,505)	(253,827)	—	—
Depreciation and amortization	50,047	2,139	13,674	894	66,754
Operating income (loss)	128,772	97,442	(1,239)	(1,498)	223,477
Total assets	1,973,324	231,921	193,815	14,373	2,413,433
Capital expenditures to rebuild the Big Spring refinery	362,178	—	—	—	362,178
Turnaround, chemical catalyst and capital expenditures	67,534	644	2,928	1,208	72,314

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Year ended December 31, 2007	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$2,624,698	$642,937	$1,274,516	$—	$4,542,151
Intersegment sales/purchases	700,392	(502,924)	(197,468)	—	—
Depreciation and amortization	44,107	2,145	10,245	906	57,403
Operating income (loss)	165,073	(1,671)	24,146	(1,429)	186,119
Total assets	1,086,020	238,423	237,015	19,928	1,581,386
Turnaround, chemical catalyst and capital expenditures	38,511	2,167	9,797	1,571	52,046

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Year ended December 31, 2006	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$1,439,663	$389,634	$1,264,593	$—	$3,093,890
Intersegment sales/purchases	387,840	(245,434)	(142,406)	—	—
Depreciation and amortization	24,209	2,247	6,205	1,613	34,274
Operating income (loss)	261,116	11,171	9,171	(2,124)	279,334
Total assets	1,112,142	144,871	141,465	10,307	1,408,785
Turnaround, chemical catalyst and capital expenditures	30,479	3,156	9,949	188	43,772

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Operating income for each segment consists of net sales less cost of sales; direct operating expenses; selling, general and administrative expenses; depreciation and amortization; and gain on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
     Total assets of each segment consist of net property, plant and equipment, inventories, short-term investments, cash and cash equivalents, accounts and other receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (7) Fair Value
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
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2008 and 2007, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
Year ended December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity swaps	$—	$117,485	$—	$117,485
Liabilities:
Futures and forwards	1,197	—	—	1,197
Commodity swaps	—	25,473	—	25,473
Interest rate swaps	—	26,100	—	26,100

Year ended December 31, 2007

Liabilities
Futures and forwards	4,250	—	—	4,250
Interest rate swaps	—	3,000	—	3,000
     (8) Derivative Instruments
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
     At December 31, 2008, Alon held futures contracts for 12,000,125 barrels of heating oil swaps at an average spread of $21.95 per barrel. These futures contracts were designated as hedges at inception, but were subsequently marked to market when the contracts no longer qualified for cash flow hedge accounting. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $117,485 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2008.
     At December 31, 2008, Alon held futures contracts for 672,000 barrels of crude oil swaps at an average spread of $89.34 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $25,473 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2008.
     At December 31, 2008, Alon held net forward contracts for sales of 200,000 barrels of refined products at an average price of $42.24. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $1,203 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2008.
     At December 31, 2008, Alon held futures contracts for net sales of 5,000 barrels of gasoline and net sales of 67,000 barrels of heating oil at an average price of $59.55 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $6 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2008.
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
     Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of December 31, 2008, Alon had interest rate swap agreements with a notional amount of $350,000 for periods of three to five years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
     For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the years ended December 31, 2008 and 2007, Alon recognized in accumulated other comprehensive income unrealized after-tax losses of $16,272 and $1,950, respectively, for the fair value measurement of the interest rate swap. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     For the years ended December 31, 2008 and 2007, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
     Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery (Note 4), Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. The current portion of the mark-to-market adjustment of $75,405 is recorded to prepaid expenses and other current assets and the non-current portion of $42,080 is recorded to other assets in the consolidated balance sheet at December 31, 2008.
     At the time Alon discontinued hedge accounting for the commodity derivative contracts, the balance in accumulated other comprehensive income was $1,313. After-tax gains of $2,467 have been reclassified from accumulated other comprehensive income to earnings since the discontinuance of cash flow hedge accounting. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the 22 month period beginning January 1, 2009 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
     (9) Accounts and Other Receivables
     Financial instruments that potentially subject Alon to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the credit quality of Alon’s customer base and the large number of customers comprising Alon’s customer base. Alon performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero was the only customer that accounted for more than 10% of Alon’s net sales for any year in the three-year period ended December 31, 2008. As part of the Krotz Springs refinery acquisition, Alon and Valero entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. Alon’s allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.
     Alon’s accounts and other receivables at December 31, 2008 and 2007 consisted of:

	December 31,
	2008	2007
Trade accounts receivable	$172,513	$219,978
Insurance receivable	34,125	—
Other receivables	18,782	10,602

Total accounts and other receivables	$225,420	$230,580

     Alon received insurance proceeds of $34,125 in January 2009.
     The following table sets forth the allowance for doubtful accounts for the years 2008, 2007 and 2006.

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Expense	Deductions (1)	of Period
	(amounts in thousands)
Allowance for doubtful accounts:
2008	$1,593	20,122	(871)	$20,844
2007	$1,251	161	181	$1,593
2006	$1,145	—	106	$1,251

(1)	Amounts written off net of recoveries.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     SEMGroup, LP Bankruptcy. On July 22, 2008, SemMaterials, a customer of Alon filed a petition under Chapter 11 of the United States Bankruptcy Code.  On that date, SemMaterials owed approximately $39,000 to Alon under outstanding invoices for sales of asphalt products, vacuum gas oil and vacuum tower bottoms.  Alon also owed approximately $1,000 to SemMaterials at that time for purchases of asphalt products.  On September 17, 2008, Alon and SemMaterials entered into a settlement agreement providing Alon with an administrative claim of approximately $16,700 less 63,425 barrels of vacuum gas oil to be delivered to Alon and a right of set-off related to the approximately $1,000 payable to SemMaterials. Alon believes that the remainder of the administrative claim will be paid after a re-organization plan is approved by the United States Bankruptcy Court in Delaware.
     Alon believes that the remainder of its claim is an unsecured claim. Alon has reserved $20,000 of the unsecured claim and included this amount in net costs associated with fire in the consolidated statements of operations for the year ended December 31, 2008.
     (10) Inventories
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
     Carrying value of inventories consisted of the following:

	December 31,
	2008	2007
Crude oil, refined products, asphalt and blendstocks	$192,997	$261,816
Materials and supplies	16,456	12,789
Store merchandise	19,875	18,197
Store fuel	2,992	7,887

Total inventories	$232,320	$300,689

     Crude oil, refined products, asphalt and blendstock inventories totaled 4,003 barrels and 5,140 barrels as of December 31, 2008 and 2007, respectively. A reduction of inventory volumes during 2008 and 2007 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $4,133 in 2008 and $4,601 in 2007.
     Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $4,022 and $136,755 at December 31, 2008 and 2007, respectively.
     (11) Property, Plant, and Equipment, Net
     Property, plant, and equipment consisted of the following:

	December 31,
	2008	2007
Refining facilities	$1,430,896	$645,653
Pipelines and terminals	39,161	45,158
Retail	134,263	131,556
Other	13,052	12,271

Property, plant and equipment, gross	1,617,372	834,638
Less accumulated depreciation	(168,413)	(121,046)

Property, plant and equipment, net	$1,448,959	$713,592

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The useful lives on depreciable assets used to determine depreciation expense were as follows:

Refining facilities	3 - 20 years; average 18 years
Pipelines and terminals	5 - 25 years; average 23 years
Retail	5 - 40 years; average 8 years
Other	3 - 15 years; average 5 years
     Alon capitalized interest of $3,417 for the year ended December 31, 2008. No interest was capitalized for the years ended December 31, 2007 and 2006, respectively.
     The increase in refining facilities in 2008 is primarily due to capital expenditures related to the rebuild of the Big Spring refinery due to the fire on February 18, 2008 (Note 3) and the acquisition of the Krotz Springs refinery on July 3, 2008 (Note 4).
     (12) Other Assets
     Other assets consisted of the following:

	December 31,
	2008	2007
Deferred turnaround and chemical catalyst cost	$11,684	$9,232
Environmental receivables	8,524	9,425
Deferred debt issuance costs	35,648	11,286
Intangible assets	7,055	7,488
Deposit for hedge related activities for Krotz Springs refinery acquisition	50,000	—
Commodity swaps	42,080	—
Other	12,207	11,266

Total other assets	$167,198	$48,697

     In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. Such indemnification is limited to an aggregate of $20,000 over a ten-year period. Annual indemnification is limited to a ceiling of $5,000 except that the ceiling may be increased by the amount (up to $5,000) in cases by which the previous year’s ceiling exceeded actual costs. FINA retains liability for third-party claims received within ten years of the acquisition alleging personal injury or property damage resulting from FINA’s use of the acquired assets prior to the acquisition. Paramount Petroleum Corporation also has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm. Alon has recorded current receivables of $2,815 and $3,115 and non-current receivables of $8,524 and $9,425 at December 31, 2008 and 2007, respectively, and corresponding accrued environmental liabilities (Note 21).
     Debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of debt issuance costs was $4,128, $1,675 and $990 for the years ended December 31, 2008, 2007 and 2006, respectively, and is recorded as interest expense in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (13) Accrued Liabilities and Other Non-Current Liabilities
     Accrued liabilities and other non-current liabilities at December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$27,789	$21,026
Employee costs	4,884	6,853
Commodity Swaps	26,670	—
Other	51,974	48,101

Total accrued liabilities	$111,317	$75,980

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net (Note 14)	$35,989	$14,137
Environmental accrual (Note 21)	33,181	34,992
Asset retirement obligation	8,386	7,378
Interest rate swap valuations	26,100	—
Other	534	2,130

Total other non-current liabilities	$104,190	$58,637

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
     The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Balance at beginning of year	$7,378	$6,216
Accretion expense	342	377
Additional accretion due to change in risk free interest rate	—	—
Retirements	(150)	(52)
Additions	816	837

Balance at end of year	$8,386	$7,378

Approximately $816 and $837 of the additions relates to the acquisitions in 2008 and 2007, respectively (Note 4).
     (14) Employee and Postretirement Benefits
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The measurement dates used to determine pension benefit measures for the pension plan is December 31, 2008 and 2007. Financial information related to Alon’s pension plans is presented below.

	Pension Benefits
	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$45,409	$45,172
Service cost	2,307	1,979
Interest cost	2,889	2,568
Plan participants contributions	—	—
Plan amendments	276	—
Actuarial loss (gain)	6,767	(3,200)
Benefits paid	(1,435)	(1,110)

Projected benefit obligations at end of year	$56,213	$45,409

Change in plan assets:
Fair value of plan assets at beginning of year	35,324	31,122
Actual (loss) gain on plan assets	(13,380)	1,317
Employer contribution	3,325	3,995
Plan participants contributions	—	—
Benefits paid	(1,435)	(1,110)

Fair value of plan assets at end of year	$23,834	$35,324

Reconciliation of funded status:
Fair value of plan assets at end of year	$23,834	$35,324
Less projected benefit obligations at end of year	56,213	45,409

Under-funded status at end of year	$(32,379)	$(10,085)

     The pre-tax amounts related to our defined benefit plans recognized in our consolidated balance sheets as of December 31, 2008 and 2007 were as follows:

	Pension Benefits
	2008	2007
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(32,379)	$(10,085)

     The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2008	2007
Net actuarial loss	$(33,563)	$(10,612)
Prior service credit	603	957

Total	$(32,960)	$(9,655)

     The following amounts included in accumulated other comprehensive income (loss) as of December 31, 2008 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2009:

Pension Benefits
Amortization of prior service cost (credit)	$(58)
Amortization of loss	1,109

Total	$1,051

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     As of December 31, 2008 and 2007, the accumulated benefit obligation for each of Alon’s pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	December 31,
	2008	2007
Projected benefit obligation	$56,213	$45,409
Accumulated benefit obligation	48,460	40,346
Fair value of plan assets	23,834	35,324
     The weighted-average assumptions used to determine benefit obligations at December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits
	2008	2007	2006
Discount rate	6.07%	6.46%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%
     The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits
	2008	2007	2006
Discount rate	6.46%	5.75%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%	3.50%
     Alon’s overall expected long-term rate of return on assets is 9.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods are as follows:

	Pension Benefits
	Year Ended December 31
	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$2,307	$1,979	$1,867
Interest cost	2,889	2,568	2,325
Amortization of prior service costs	(78)	(41)	63
Expected return on plan assets	(3,284)	(2,809)	(2,371)
Recognized net actuarial loss	481	766	573

Net periodic benefit cost	$2,315	$2,463	$2,457

     Plan Assets
     The weighted-average asset allocation of Alon’s pension benefits at December 31, 2008 and 2007 was as follows:

	Pension Benefits
	Plan Assets
	2008	2007
Asset Category:
Equity securities	74.0%	77.0%
Debt securities	16.0%	14.0%
Real estate investment trust	10.0%	9.0%

Total	100.0%	100.0%

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
     Cash Flows
     Alon contributed $3,325 and $3,995 to the pension plan for the years ended December 31, 2008 and 2007, respectively, and expects to contribute $3,310 to the pension plan in 2009. There were no employee contributions to the plans.
     The benefits expected to be paid in each year 2009 — 2013 are $1,629; $2,081; $1,858; $2,008 and $2,197 respectively. The aggregate benefits expected to be paid in the five years from 2014 — 2018 are $15,880. The expected benefits are based on the same assumptions used to measure Alon’s benefit obligation at December 31, 2008 and include estimated future employee service.
     Alon sponsors a 401(k) plan in which employees of Alon’s retail and branded marketing segment may participate by contributing up to 15% of their pay after completing one year of service. Alon matches from 25% to 75% of the employee contribution, depending on the employee’s years of service. This match is limited to 6% of employee pay with full vesting of matching and contributions occurring after five years of service. Alon’s contribution for the years ended December 31, 2008 and 2007 was $158 and $158, respectively.
     For West Coast employees, Alon sponsors a 401(k) savings plan available to all employees who are at least 19 years of age and have been employed at least one year. Participants may contribute a minimum of 2% up to a maximum of 18% of base pay subject to limits established by the Internal Revenue Service. Alon matches 100% of individual participant contributions based on the first 6% of compensation. Alon’s contribution for the years ended December 31, 2008 and 2007 was $1,457 and $1,540, respectively.
          (b) Postretirement Medical Plan
     In addition to providing pension benefits, Alon adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who meet eligibility requirements in the plan documents. The health care benefits in excess of certain limits are insured. The accrued benefit liability reflected in the consolidated balance sheet was $3,775 and $4,052 at December 31, 2008 and 2007, respectively, related to this plan.
     As of December 31, 2008, the total accumulated postretirement benefit obligation under the postretirement medical plan was $3,821.
     (15) Long-Term Debt
     Long-term debt consisted of the following:

	December 31,
	2008	2007
Term loan credit facilities	$739,810	$443,250
Revolving credit facilities	276,818	—
Retail credit facilities	86,941	93,365

Total debt	1,103,569	536,615
Less current portion	(28,397)	(11,154)

Total long-term debt	$1,075,172	$525,461

     (a) Alon USA Energy, Inc. Credit Facilities
     Term Loan Credit Facility. On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
$4,500 per annum are to be paid in quarterly installments. At December 31, 2008 and 2007, the outstanding balance was $437,810 and $443,250, respectively.
     The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition (Note 3). The Credit Suisse Credit Facility is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of Alon’s retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
     The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any maintenance financial covenants.
     Letters of Credit Facility. On July 30, 2008, Alon entered into an unsecured credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as co-Arranger, for the issuance of letters of credit in an amount not to exceed $60,000. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility will terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify Alon. At December 31, 2008, Alon had $51,283 of outstanding letters of credit under this credit facility.
     (b) Alon USA, LP Credit Facilities
     Revolving Credit Facility. Alon entered into an amended and restated revolving credit facility with Israel Discount Bank of New York (the “IDB Credit Facility”) on February 15, 2006, which was further amended and restated thereafter. The Israel Discount Bank of New York (“Israel Discount Bank”), acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility was $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of December 31, 2008 is $240,000, while the borrowing base at December 31, 2008 was $270,676.
     The IDB Credit Facility will mature on January 1, 2010. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 1.50% per annum or at IDB’s prime rate. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
     Borrowings of $118,000 were outstanding under the IDB Credit Facility at December 31, 2008. No borrowings were outstanding at December 31, 2007. As of December 31, 2008 and 2007, outstanding letters of credit under the IDB Credit Facility were $30,561 and $113,490, respectively.
     (c) Paramount Petroleum Corporation Credit Facility
     Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
Paramount Credit Facility is a $300,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to the facility limit of the lesser of or the amount of the borrowing base under the facility. At December 31, 2008, the borrowing base under the Paramount Credit Facility was $148,571. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability as of December 31, 2008, such margin would be 1.50%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
     Borrowings of $11,713 were outstanding under the Paramount Credit Facility at December 31, 2008. No borrowings were outstanding at December 31, 2007. As of December 31, 2008 and 2007, outstanding letters of credit under the Paramount Credit Facility were $12,212 and $75,472, respectively.
     (d) Alon Refining Krotz Springs, Inc. Credit Facilities
     Term Loan Credit Facility. On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302,000 Term Loan Agreement (the “Krotz Term Loan”) with Credit Suisse, as Administrative and Collateral Agent, and a group of financial institutions. On February 16, 2009, Credit Suisse was replaced as agent by Wells Fargo Bank, N.A. The Krotz Term Loan matures in July 2014, with quarterly principal payments of $4,600 beginning on March 31, 2009.
     The Krotz Term Loan bears a base rate of interest that is based on a margin of 7.50% over LIBOR subject to a LIBOR minimum rate of 3.25%.
     The Krotz Term Loan is secured by a first lien on substantially all of the assets of ARKS, except for cash, accounts receivable and inventory, and a second lien on cash, accounts receivable and inventory. The Krotz Term Loan also contains restrictive covenants such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, certain investments and restricted payments. Under the Krotz Term Loan, ARKS is required to comply with a debt service ratio, a leverage ratio, and a capital expenditure limitation.
     ARKS may prepay all or a portion of the outstanding loan balance under the Krotz Term Loan at any time without prepayment penalty.
     The dramatic decrease in crude oil prices beginning in September 2008 presented challenges to ARKS debt structure. On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into an amendment to the Krotz Term Loan to adjust the maintenance financial covenants and provide for certain adjustments to the base interest rate along with other matters. As of December 31, 2008, ARKS is in compliance with all the maintenance financial covenants contained in the Krotz Term Loan, as amended. Alon also currently anticipates that ARKS will be in compliance with these maintenance financial covenants at least over the next 12 month period through December 31, 2009. In connection with this amendment, Alon, with the assistance of Alon Israel Oil Company, Ltd., will provide ARKS with an additional $50,000 consisting of cash and letters of credit to enhance its liquidity.
     Revolving Credit Facility. On July 3, 2008, ARKS entered into a Loan and Security Agreement (the “ARKS Facility”) with BOA as Agent. This facility is guaranteed by ARL and is secured by a first lien on cash, accounts receivable, and inventory of ARKS and ARL and a second lien on the remaining assets. The ARKS Facility was established as a $400,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit, subject to a facility limit of the lesser of $400,000 or the amount of the borrowing base under the facility. The ARKS Facility terminates on July 3, 2013. The ARKS Facility also contains a feature which will allow for an increase in the facility by $100,000 subject to approval by both parties.
     On December 18, 2008, ARKS entered into an amendment to the ARKS Facility with BOA. This amendment increased the Applicable Margin, amended certain elements of the Borrowing Base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400,000 to $300,000 under certain circumstances as well. Under these circumstances, the facility limit will be the lesser of $300,000 or the amount of the borrowing base.
     On April 9, 2009, the ARKS Facility was further amended to include among other things, a reduction to the commitment from $300,000 to $250,000 with the ability to increase the commitment under certain circumstances to $400,000.
     At December 31, 2008, the ARKS Facility size was $300,000 and the borrowing base was $238,886.
     Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR, currently 3.0% or a margin over the base rate, currently 1.50%.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     At December 31, 2008, the ARKS Facility had an outstanding loan balance of $147,105 and outstanding letters of credit of $68,273.
     The ARKS Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging and certain restricted payments. Additionally, BOA has the right to impose a financial covenant under certain circumstances and such a covenant is in place at present.
     (e) Retail Credit Facilities
     On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent now known as Wells Fargo Bank, N.A. The Amended Wachovia Credit Facility amends and restates the credit agreement dated June 6, 2006, among SCS and Wachovia (the “Original Credit Facility”).
     Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At December 31, 2008 and 2007, the outstanding balance of this loan was $86,028 and $92,361, respectively, and there were no further amounts available for borrowing.
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
     (f) Other Retail Related Credit Facilities
     In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2008 and 2007, the outstanding balances were $913 and $1,005, respectively.
     On October 8, 2008, certain of these loans matured and the unpaid balance of $237 was refinanced with another mortgage loan maturing in October 2013.
     (g) Secured Term Loan
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
     (h) Maturity of Long-Term Debt
     The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2008 are as follows: 2009 — $28,397; 2010 — $145,021; 2011 — $24,006; 2012 — $32,641; 2013 — $581,144 and thereafter — $292,360.
     (i) Interest and Financing Expense
     Interest and financing expense included the following:

	December 31,
	2008	2007	2006
Interest expense	$56,706	$39,559	$17,685
Letters of credit and finance charges	10,133	6,095	6,333
Amortization of debt issuance costs (includes write off of unamortized debt issuance cost in 2006 of $6,091)	4,128	2,093	6,640
Capitalized interest	(3,417)	—	—

Total interest expense	$67,550	$47,747	$30,658

     (16) Income Taxes
     Income tax expense included the following:

	December 31,
	2008	2007	2006
Current:
Federal	$(117,679)	$49,237	$77,372
State	2,663	(54)	8,332

Total current	(115,016)	49,183	85,704

Deferred:
Federal	170,869	(2,762)	5,035
State	6,928	(222)	3,229

Total deferred	177,797	(2,984)	8,264

Income tax expense	$62,781	$46,199	$93,968

     A reconciliation between the income tax expense computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

	December 31,
	2008	2007	2006
Computed expected tax expense	$54,567	$54,640	$90,852
State and local income taxes, net of federal benefit	6,234	(4,960)	7,516
Deduction for qualified production income	4,343	(3,403)	(2,049)
Low-sulfur diesel tax credit	—	—	(2,918)
Other, net	(2,363)	(78)	567

Income tax expense	$62,781	$46,199	$93,968

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     State and local income taxes, net of federal benefit for 2007 include a benefit of $3,565 resulting from the true up of the prior year income tax expense as well as a benefit of $3,108 resulting from a change in the effective state income tax rate.
     The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.

	December 31,
	2008	2007
Deferred income tax assets:
Accounts receivable, allowance	$352	$595
Deferred gain	—	3,640
Intangibles	—	1,140
Accrued liabilities and other	10,735	3,941
Post retirement benefits	12,416	3,418
Non-current accrued liabilities and other	4,125	4,297
Net operating loss carryover	17,062	6,101
Tax credits	1,583	1,583
Other	736	706

Deferred income tax assets	47,009	25,421

Deferred income tax liabilities:
Deferred charges	(1,938)	(681)
Unrealized Gains	(54,556)	—
Property, plant, and equipment	(289,959)	(156,722)
Other non-current	(9,957)	(22,468)
Inventories	(15,085)	(10,761)

Deferred income tax liabilities	$(371,495)	$(190,632)

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
     At December 31, 2008, Alon has net operating loss carryforwards for Federal income tax purposes of $13,480 which are available to offset future Federal taxable income through 2024. In addition Alon has net operating loss carryforwards for state income tax purposes of $259,863 which are available to offset future state taxable income in various years through 2023.
     FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Alon performed a review of its tax positions and adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on Alon’s results of operations or financial position as Alon has no unrecognized tax benefits. In accordance with FIN No. 48, Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California and Texas comprising the majority of the Company’s state income tax. The federal tax years 2000 to 2005 are closed to audit, with 2006 and 2007 remaining open to audit. In general, the state tax years open to audit range from 2001 to 2008. The Company’s liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2008 as there were no unrecognized tax benefits recorded in 2008.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (17) Related-Party Transactions
     (a) Consulting Agreement
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
     (b) Sale of Preferred Shares
     On July 3, 2008, pursuant to the terms of a Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of July 3, 2008, entered into by and between Alon Refining Louisiana, Inc. (“Alon Louisiana”), a subsidiary of the Company and Alon Israel, Alon Louisiana issued to Alon Israel 80,000 shares of non-voting Series A Preferred Stock of Alon Louisiana, par value $1,000.00 per share (the “Preferred Shares”), for an aggregate purchase price of $80,000. On July 3, 2008, we completed the acquisition of all of the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation, through our subsidiary, Alon Refining Krotz Springs, Inc. (“Krotz Springs”). The purchase price was $333,000 in cash plus approximately $141,494 for working capital, including inventories. The cash portion of the purchase price and working capital payment were funded in part by proceeds from the sale of the Preferred Shares to Alon Israel.
     The Preferred Shares are subject to the terms of a Stockholders Agreement (the “Stockholders Agreement”), dated as of July 3, 2008, by and between the Company, Alon Louisiana, Alon Israel and Alon Louisiana Holdings, Inc., a subsidiary of the Company and the holder of all of the outstanding shares of common stock of Alon Louisiana, which in turn is the holder of all of the outstanding common stock of Krotz Springs (“Alon Louisiana Holdings”). Under the terms of the Stockholders Agreement, subject to approval by the stockholders of the Company, (1) the Preferred Shares may be exchanged at the election of either the Company or Alon Israel, for shares of common stock of the Company upon a change of control of either Alon Louisiana or the Company and (2) if not exchanged pursuant to the preceding clause (1), the Preferred Shares will be mandatorily exchanged for shares of common stock of the Company on July 3, 2011.
     Pursuant to the terms of the Stock Purchase Agreement, Alon Israel caused a letter of credit in the amount of $55,000 to be issued for the benefit of Bank of America, N.A. in order to support the borrowing base of Krotz Springs, under the Loan and Security Agreement by and among the Company, Krotz Springs, Bank of America, N.A. and the banks and financial institutions listed on the signature page thereof as “Lenders.” Alon Israel shall bear the expenses of the letter of credit; however, until the earlier of (1) the release of the letter of credit or (2) six months following the initial issuance of the letter of credit, Alon Louisiana shall pay Alon Israel a fee at a per annum rate of 2% of the aggregate amount of the letter of credit outstanding (subject to adjustment as set forth in the Stock Purchase Agreement) in consideration for causing the issuance of the letter of credit. The Stockholders Agreement provides that, in the event Bank of America, N.A. draws upon the letter of credit, Alon Louisiana shall issue and deliver to Alon Israel a promissory note (with a term no longer than one year) in a principal amount equal to the amount of such draw and bearing interest at a rate of 10.75% per annum.
     On March 31, 2009, the parties to the Stockholders Agreement agreed to make certain amendments to such agreement to modify the terms governing Alon Israel’s investments in Krotz Springs, including their ability to receive shares of Company common stock in exchange for their investments, subject to the prior approval of the Company’s stockholders.
     (18) Stockholders’ Equity
     (a) Common and preferred stock
     The authorized capital stock of Alon consists of 100,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. Issued and outstanding shares of common stock were 46,814,021 and 46,808,444 as of December 31, 2008 and 2007, respectively. There were no issued and outstanding shares of preferred stock as of December 31, 2008 and 2007.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     For the years ended December 31, 2008, 2007 and 2006, activity in the number of common stock was as follows:

Common
Stock
(in thousands)
Balance as of December 31, 2006	46,806
Shares forfeited	—
Shares issued in connection with stock plans (Note 20)	2

Balance as of December 31, 2007	46,808

Shares forfeited	—
Shares issued in connection with stock plans (Note 20)	6

Balance as of December 31, 2008	46,814

     (b) Dividends
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
     Alon paid regular quarterly cash dividends of $0.04 per share on Alon’s common stock in 2007 on each of the following dates: March 14, 2007; June 14, 2007; September 14, 2007; and December 14, 2007. In connection with Alon’s cash dividend payments to stockholders, the minority interest owners of Alon Assets and Alon Operating received aggregate cash dividends of $468.
     In 2008, Alon paid regular quarterly cash dividends of $0.04 per share on Alon’s common stock on each of the following dates: March 14, 2008; June 13, 2008; September 12, 2008; and December 12, 2008. Additionally, the minority interest owners of Alon Assets and Alon Operating received aggregate cash dividends of $386.
     On March 4, 2009, Alon announced a quarterly cash dividend of $0.04 per share payable April 2, 2009 for shareholders of record at the close of business on March 16, 2009 (Note 23).
     (19) Earnings per Share
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The calculation of earnings per share, basic and diluted for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31
	2008	2007	2006
Net income	$82,883	$103,936	$157,368
Average number of shares of common stock outstanding	46,788	46,763	46,738
Dilutive restricted shares, SARs, and convertible preferred shares	2,795	41	41

Average number of shares of common stock outstanding assuming dilution	49,583	46,804	46,779

Earnings per share — basic	$1.77	$2.22	$3.37

Earnings per share — diluted *	$1.72	$2.16	$3.36

*	For the purpose of calculating diluted earnings per share, net income was reduced to adjust for the effects of options issued by Alon’s subsidiaries. The adjustment to net income for options issued for the calculation of diluted earnings per share for December 31, 2008, 2007 and 2006 was $1,449, $2,391, and $191, respectively. Additionally, net income for the year ended December 31, 2008 was adjusted $3,991 for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock.
     (20) Stock Based Compensation
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
     Compensation expense for the restricted stock grants amounted to $138, $279 and $514 for the years ended December 31, 2008, 2007 and 2006, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes. The following table summarizes the restricted share activity from January 1, 2008:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2008	26,918	$21.74
Granted	5,577	13.45
Vested	(24,833)	20.54
Forfeited	—	—

Nonvested at December 31, 2008	7,662	$19.58

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     As of December 31, 2008, there was $63 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.96 years. The fair value of shares vested-to-date in 2008 was $255.
     Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 Stock Appreciation Rights (“SARs”) to certain officers and key employees. The SARs have a grant price equal to $28.46, the closing price of Alon’s common stock on the date of grant. Additionally, in July 2008, an award of 12,000 SARs was granted to certain employees at the close of the Krotz Springs refinery acquisition at a grant price equal to $14.23. An award of 10,000 SARs was granted in December at a grant price equal to $14.23. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the exercise date.
     Compensation expense for the SARs grants amounted to $1,101, $885, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
     (b) 2000 Incentive Stock Compensation Plan
     On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense (benefit) recognized under this plan was $(1,066), $1,100 and $1,931 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the years ended December 31, 2008 and 2007:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at December 31, 2006	6,848	$100	2,572	$100
Granted	—	—	—	—
Exercised	(1,632)	100	(613)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2007	5,216	$100	1,959	$100
Granted	—	—	—	—
Exercised	(2,423)	100	(910)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2008	2,793	$100	1,049	$100

     The intrinsic value of total options exercised in 2008 was $4,624.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (21) Commitments and Contingencies
     (a) Leases
     Alon has long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. Alon also has long term lease commitments for land at it Krotz Springs refinery. In most cases Alon expects that in the normal course of business, Alon’s leases will be renewed or replaced by other leases. Alon has commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next twenty years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2008, minimum lease payments on operating leases were as follows:

Year ending December 31:
2009	$38,236
2010	32,060
2011	27,288
2012	25,786
2013	14,340
2014 and thereafter	76,392

Total	$214,102

     Total rental expense was $37,219, $15,425 and $15,523 for the years ended December 31, 2008, 2007 and 2006, respectively. Contingent rentals and subleases were not significant.
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
     In connection with the Krotz Springs refinery acquisition (Note 4), Alon and Valero entered into an offtake agreement that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline,

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
ultra low sulfur diesel, jet fuel, light cycle oil, high sulfur No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
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
     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
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
     Alon has accrued environmental remediation obligations of $35,833 ($2,652 current payable and $33,181 non-current liability) at December 31, 2008 and $37,944 ($2,952 current payable and $34,992 non-current liability) at December 31, 2007.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Alon must meet regulations mandated by the Federal Clean Air Act, which requires a reduction of the sulfur content in gasoline produced by Alon’s Big Spring Refinery in September 2009. Alon expects to spend approximately $15,600 in 2009 to comply with these regulations.
     (22) Quarterly Information (unaudited)
     Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth	Full Year
2008
Net sales	$1,020,763	$1,244,671	$1,905,106	$986,166	$5,156,706
Operating income (loss)	(47,273)	40,573	92,505	137,672	223,477
Net income (loss)	(33,578)	18,227	37,297	60,937	82,883
Earnings (loss) per share, basic	$(0.72)	$0.39	$0.80	$1.30	$1.77
Weighted average shares outstanding	46,782	46,782	46,786	46,800	46,788
2007
Net sales	$965,905	$1,187,181	$1,243,723	$1,145,342	$4,542,151
Operating income (loss)	69,336	166,710	16,990	(66,917)	186,119
Net income (loss)	35,565	95,613	12,627	(39,869)	103,936
Earnings (loss) per share, basic	$0.76	$2.05	$0.27	$(0.85)	$2.22
Weighted average shares outstanding	46,757	46,758	46,761	46,775	46,763
     (23) Subsequent Events
      Dividend Announcement
     On March 4, 2009, Alon announced a quarterly cash dividend of $0.04 per share payable April 2, 2009 for shareholders of record at the close of business on March 16, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 9, 2009	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

April 9, 2009	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

April 9, 2009	By:	/s/ Jeff D. Morris
Jeff D. Morris
President, Chief Executive Officer and Director

April 9, 2009	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer

April 9, 2009	By:	/s/ Ron W. Haddock
Ron W. Haddock
Director

April 9, 2009	By:	/s/ Itzhak Bader
Itzhak Bader
Director

April 9, 2009	By:	/s/ Ron Fainaro
Ron Fainaro
Director

April 9, 2009	By:	/s/ Avraham Baiga Shochat
Avraham Baiga Shochat
Director

April 9, 2009	By:	/s/ Yeshayahu Pery
Yeshayahu Pery
Director

April 9, 2009	By:	/s/ Zalman Segal
Zalman Segal
Director

April 9, 2009	By:	/s/ Boaz Biran
Boaz Biran
Director

April 9, 2009	By:	/s/ Avinadav Grinshpon
Avinadav Grinshpon
Director

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Trademark License Agreement, dated as of July 31, 2000, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.3 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.2	First Amendment to Trademark License Agreement, dated as of April 11, 2001, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.4 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.3	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 2, 2008, SEC File No. 001-32567).

10.4	Pipeline Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.5	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007).

10.6	Contribution Agreement, dated as of January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., T & R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 10.7 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.7	Pipelines and Terminals Agreement, dated as of February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.8	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 5, 2008, SEC File No. 001-32567).

10.9	Liquor License Purchase Agreement, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.10	Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.11	Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.19 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.12	First Amendment, dated as of February 10, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.13	Second Amendment, dated as of June 16, 2005, to the Amended Revolving Credit Agreement, dated as of January 14, 2004, among Alon USA, LP, the guarantor companies and financial institutions identified therein and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.20.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.14	Amended Revolving Credit Agreement, dated as of February 15, 2006, among Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 16, 2006, SEC File No. 001-32567).

10.15	Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.16	First Amendment to Amended Revolving Credit Agreement, dated as of August 4, 2006, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.25 to Form 10-K, filed by the Company on March 15, 2007 SEC File No. 001-32567).

10.17	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.18	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 20, 2007, SEC File No. 001-32567).

10.19	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.20	Credit Agreement, dated as of June 6, 2006, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 7, 2006, SEC File No. 001-32567).

10.21	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.22	Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.23	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.24	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.25	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 30, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.37 to Form 10-K, filed by the Company on March 11, 2008, SEC File No. 001-32567).

10.26	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.27	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.28	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A.

10.29	Credit Agreement, dated as of July 30, 2008, among Alon USA Energy, Inc., the financial institutions from time to time a party thereto, Israel Discount Bank and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 1, 2008, SEC File No. 001-32567).

10.30	Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.31	Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.32	Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.33*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.34*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.35*	Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.36*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.37*	Executive Employment Agreement, dated as of February 5, 2001, between Joseph A. Concienne, III and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.38*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Joseph A. Concienne, III and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.11 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.39*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2006, SEC File No. 001-32567).

10.40*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.12 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.41*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.42*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.43*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.44*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.45*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.46*	Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.27 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.47*	Description of 10% Bonus Plan (incorporated by reference to Exhibit 10.28 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.48*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on June 6,, 2008, SEC File No. 001-32567).

10.49*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.50*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.51*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.52*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.53*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.54*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.55*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.56*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.57 *	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.58	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.59*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.60*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.61	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.41 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.62*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.42 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.63	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.43 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.64*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.44 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.65	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.45 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.66*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.46 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.67	Shareholder Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.47 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.68*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.48 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.69	Shareholder Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.49 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.70*	Agreement of Principles of Employment, dated as of July 6, 2005, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.50 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.71*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP,LLC.

10.72*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.73*	Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.74*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.75*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.76*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.77*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.78	Purchase and Sale Agreements, dated as of February 13, 2006, between Alon Petroleum Pipe Line, LP and Sunoco Pipelines, LP, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 13, 2006, SEC File No. 001-32567).

10.79	Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.80	First Amendment to Stock Purchase Agreement, dated as of June 30, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.81	Second Amendment to Stock Purchase Agreement, dated as of July 31, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.82	Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.83	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.84	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.85	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.86	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.87	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.88	Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd.

10.89†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

10.90†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 7, 2008, SEC File No. 001-32567).

21.1	Subsidiaries of Alon USA Energy, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.