Form 10-Q
period 2009-03-31
Alon USA Energy, Inc.
filed 2009-05-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2009 was 46,814,021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,293	$18,454
Accounts and other receivables, net	155,572	204,576
Income tax receivable	—	116,564
Inventories	337,732	232,320
Current portion of heating oil crack hedge	138,819	75,405
Prepaid expenses and other current assets	6,420	6,353

Total current assets	656,836	653,672

Equity method investments	36,940	37,661
Property, plant, and equipment, net	1,482,358	1,448,959
Goodwill	105,943	105,943
Non-current portion of heating oil crack hedge	—	42,080
Other assets	125,717	125,118

Total assets	$2,407,794	$2,413,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$286,818	$233,004
Accrued liabilities	106,711	111,317
Current portion of long-term debt	31,564	28,397
Deferred income tax liability	44,874	30,570

Total current liabilities	469,967	403,288

Other non-current liabilities	134,451	104,190
Long-term debt	970,779	1,075,172
Deferred income tax liability	277,014	293,916

Total liabilities	1,852,211	1,876,566

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,814,021 and 46,814,021 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	468	468
Additional paid-in capital	183,953	183,642
Accumulated other comprehensive loss, net of income tax	(37,606)	(37,354)
Retained earnings	303,373	287,895

Total stockholders’ equity	450,188	434,651

Non-controlling interest in subsidiaries	18,945	17,916
Preferred stock of subsidiary including accumulated dividends	86,450	84,300

Total equity	555,583	536,867

Total liabilities and equity	$2,407,794	$2,413,433

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2009	2008
Net sales (1)	$722,180	$1,020,763
Operating costs and expenses:
Cost of sales	539,730	968,997
Direct operating expenses	68,864	42,289
Selling, general and administrative expenses	31,915	28,854
Net costs associated with fire	—	16,462
Depreciation and amortization	22,090	13,745

Total operating costs and expenses	662,599	1,070,347

Gain on disposition of assets	—	2,311

Operating income (loss)	59,581	(47,273)
Interest expense	(28,256)	(10,656)
Equity earnings (loss) of investees	(3)	316
Other income, net	257	745

Income (loss) before income tax expense (benefit), non-controlling interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	31,579	(56,868)
Income tax expense (benefit)	10,995	(21,093)

Income (loss) before non-controlling interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary	20,584	(35,775)
Non-controlling interest in income (loss) of subsidiaries	1,083	(2,197)
Accumulated dividends on preferred stock of subsidiary	2,150	—

Net income (loss) available to common stockholders	$17,351	$(33,578)

Earnings (loss) per share, basic and diluted	$0.37	$(0.72)

Weighted average shares outstanding, basic (in thousands)	46,806	46,782

Cash dividends per share	$0.04	$0.04

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $11,044 and $9,654 for the three months ended March 31, 2009 and 2008, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$17,351	$(33,578)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	22,090	13,745
Stock compensation	421	505
Deferred income tax expense	(26)	407
Non-controlling interest in income (loss) of subsidiaries	1,083	(2,197)
Accumulated dividends on preferred stock of subsidiary	2,150	—
Mark-to-market of heating oil crack spread hedge	(21,334)	—
Gain on disposition of assets	—	(2,311)
Changes in operating assets and liabilities:
Accounts and other receivables, net	14,879	12,761
Income tax receivable	112,952	(21,768)
Insurance receivable	—	(15,692)
Inventories	(105,412)	65,139
Prepaid expenses and other current assets	(10,225)	(710)
Other assets	15,113	(664)
Accounts payable	73,062	(57,429)
Accrued liabilities	(1,624)	(25,146)
Other non-current liabilities	(953)	17,314

Net cash provided by (used in) operating activities	119,527	(49,624)

Cash flows from investing activities:
Capital expenditures	(10,357)	(9,182)
Capital expenditures to rebuild the Big Spring refinery	(32,135)	—
Capital expenditures for turnarounds and catalysts	(7,363)	(1,609)
Proceeds from insurance to rebuild the Big Spring refinery	34,125	—
Sale of short-term investments, net	—	27,296
Dividends from investment in investees (net of equity earnings)	721	363

Net cash (used in) provided by investing activities	(15,009)	16,868

Cash flows from financing activities:
Dividends paid to shareholders	(1,873)	(1,872)
Dividends paid to non-controlling interest	(144)	(121)
Deferred debt issuance costs	(1,436)	—
Revolving credit facilities, net	(94,833)	—
Payments on long-term debt	(6,393)	(2,731)

Net cash used in financing activities	(104,679)	(4,724)

Net decrease in cash and cash equivalents	(161)	(37,480)
Cash and cash equivalents, beginning of period	18,454	68,615

Cash and cash equivalents, end of period	$18,293	$31,135

Supplemental cash flow information:
Cash paid for interest	$23,583	$10,115

Cash paid (refunds received) for income tax	$(113,474)	$(101)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (1) Basis of Presentation and Certain Significant Accounting Policies
          (a) Basis of Presentation
          The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2009.
          The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
          (c) New Accounting Standards
          In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers disclosures about plan assets of defined benefit pension or other postretirement plan. The disclosures are intended to provide users of financial statements an understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FAS 132(R)-1 is effective for years ending after December 15, 2009. Since FSP FAS 132 (R)-1 only affects disclosure requirements, there will be no effect on Alon’s results of operations or financial position.
          In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. The scope of the Issue applies to all investments accounted for under the equity method. The Issue covers the initial measurement of an equity method investment, recognition of other-than-temporary impairments, and the effects on ownership of the investor due to the issuance of shares by the investee. The Issue is effective for fiscal years beginning on or after December 15, 2008. The adoption did not have any effect on Alon’s consolidated financial statements.
          In June 2008, the FASB ratified its consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits, which applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
and deposits within the scope of the Issue shall be accounted for as deposit assets. The effect of the change shall be recognized as a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. This Issue is effective for fiscal years beginning after December 15, 2008. The adoption did not have any effect on Alon’s consolidated financial statements.
          In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have any effect on Alon’s consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. There was no effect on Alon’s results of operations or financial position, and the required disclosures are included in Note 7.
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
          In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption did not have any effect on Alon’s consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160. The following table presents the effect of the adoption of SFAS No. 160 to the consolidated balance sheet.

	December 31,		December 31,
	2008	Adjustments	2008
	(as reported)		(restated)
Total stockholders’ equity	$431,919	$2,732	$434,651

Non-controlling interest in subsidiaries (1)	—	17,916	17,916
Preferred stock of subsidiary including accumulated dividends (1)	—	84,300	84,300

Total equity	$431,919	$104,948	$536,867

(1)   Previously reported outside of equity.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The adjustments reflect the attribution of unrealized gains or losses historically recorded to accumulated other comprehensive loss to non-controlling interest in subsidiaries and the reclassification of non-controlling interest in subsidiaries and preferred stock of subsidiary including dividends into equity.
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
     (2) Big Spring Refinery Fire
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire have been completed other than the alkylation unit which is expected to be completed by the end of 2009.
          Alon’s insurance policies provided a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also had third party liability insurance which provided coverage with a limit of $150,000 and a $5,000 deductible.
          For purposes of financial reporting, Alon recorded costs associated with the fire on a pretax basis net of anticipated insurance recoveries and reflected this as a separate line item on the consolidated statements of operations. For the three months ended March 31, 2008, Alon recorded pretax costs of $16,462 associated with the fire. The components of the net costs as of March 31, 2008 include: $11,672 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $4,000 for Alon’s insurance deductibles under the insurance policies described above; and $790 of depreciation for the temporarily idled facilities.
          Gross costs, for which insurance recoveries were recognized as of March 31, 2008, were $44,974, which included costs associated with: the demolition of destroyed equipment and clean up of the impacted area; inspections and repairs to damaged facilities and losses of crude oil and product inventory. Included in this amount was Alon’s preliminary estimate of asset impairments associated with the fire of $29,282.
          Alon received $385,000 of insurance proceeds during 2008 and 2009, out of which $25,000 of insurance proceeds were received in March 2008.
     (3) Krotz Springs Refinery Acquisition
          On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including our refineries located on the West Coast and West Texas.
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
          The cash portion of the purchase price and working capital payment were funded in part by borrowings under a $302,000 term loan credit facility and borrowings under a $400,000 revolving credit facility (Note 12).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Additionally, funds for a portion of the purchase price were provided through an $80,000 equity investment by Alon Israel Oil Company, Ltd., the Company’s majority stockholder, in preferred stock of a new Alon holding company subsidiary, which may be exchanged for shares of Alon common stock after three years. The shares of the new subsidiary have a par value of $1,000.00 per share and accrue dividends at a rate of 10.75% per annum. The dividends are cumulative and paid upon approval of Alon’s board of directors. In addition, Alon Israel Oil Company, Ltd. provided for the issuance of $55,000 in letters of credit to support increased borrowing capacity under the $400,000 revolving credit facility. A committee of independent and disinterested members of Alon’s board of directors negotiated and approved these transactions.
          The purchase price has been preliminarily allocated based on estimated fair values of the assets and liabilities acquired at the date of acquisition, pending the completion of an independent appraisal and other evaluations. The purchase price has been preliminarily determined as set forth below:

Cash paid	$474,494
Transaction costs	6,517

Total purchase price	$481,011

          The purchase price was preliminarily allocated as follows:

Current assets	$145,859
Property, plant and equipment	376,702
Current liabilities	(22,809)
Other non-current liabilities	(18,741)

Total purchase price	$481,011

          In connection with the acquisition, Alon entered into an earnout agreement with Valero, dated as of July 3, 2008, that provides for up to three annual payments to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low sulfur diesel in the preceding twelve month period compared to minimum thresholds. Each of the earnout payments, if applicable, shall be paid on each of the first three anniversaries of the date of the earnout agreement. As a result, $35,000 is reflected as an addition to property, plant and equipment with increases of $17,500 to accrued liabilities and $17,500 to other non-current liabilities on the consolidated balance sheet at March 31, 2009.
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
          Unaudited Pro Forma Financial Information
          The consolidated statements of operations include the results of the Krotz Springs refinery acquisition from July 1, 2008. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of the Krotz Springs refining business occurred on January 1, 2008;

•	$302,000 of term debt and $141,494 of borrowings under the revolver was incurred on January 1, 2008 to fund the acquisition and buy initial inventories; and

•	Depreciation expense was higher beginning January 1, 2008 based upon the revaluation of estimated asset values as of that date.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(pro forma)
Net sales	$722,180	$1,652,785
Operating income (loss)	59,581	(71,902)
Net income (loss)	17,351	(57,017)
Earnings (loss) per share, basic	$0.37	$(1.22)

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
          (a) Refining and Unbranded Marketing Segment
          Alon’s refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; Paramount and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. At these refineries Alon refines crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Alon also acquires finished products through exchange agreements and third-party suppliers. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties.
          (b) Asphalt Segment
          Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia) and Nevada (Fernley) (50% interest) and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”) which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included as total assets in the asphalt segment data.
          (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 306 owned and leased convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business primarily markets gasoline and diesel under the FINA brand name in the Southwestern and South Central United States, through a network of approximately 670 locations, including Alon’s convenience stores. Additionally, Alon’s retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to 315 licensed locations that are not under fuel supply agreements with Alon. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels obtained from third-party suppliers. In the first quarter of 2009, approximately 93% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire, the motor fuels sold by Alon’s convenience stores and by branded marketing in the first quarter of 2008 were primarily acquired from third-party suppliers.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Segment data as of and for the three months ended March 31, 2009 and 2008 is presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended March 31, 2009	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$503,950	$50,760	$167,470	$—	$722,180
Intersegment sales/purchases	82,978	(44,528)	(38,450)	—	—
Depreciation and amortization	18,037	538	3,368	147	22,090
Operating income (loss)	80,199	(21,658)	1,377	(337)	59,581
Total assets	1,965,849	237,401	190,320	14,224	2,407,794
Turnaround, chemical catalyst and capital expenditures	48,896	162	219	578	49,855

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended March 31, 2008	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$607,569	$103,940	$309,254	$—	$1,020,763
Intersegment sales/purchases	164,470	(101,919)	(62,551)	—	—
Depreciation and amortization	9,630	532	3,360	223	13,745
Operating income (loss)	(42,561)	(1,929)	(2,409)	(374)	(47,273)
Total assets	923,477	305,604	228,465	10,864	1,468,410
Turnaround, chemical catalyst and capital expenditures	9,311	213	1,127	140	10,791
          Operating income (loss) for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, net costs associated with fire, depreciation and amortization and gain on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts and other receivables, insurance receivable, income tax receivables, prepaid and other current assets, equity method investments, goodwill and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (5) Cash and Cash Equivalents
          Alon considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
     (6) Fair Value
          The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amount of long-term debt approximates fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices for level 1. The fair value of derivative contracts are measured using level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market corroborated prices.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2009
Assets:
Commodity swaps	$—	$138,819	$—	$138,819
Futures and forwards	383	—	—	383
Liabilities:
Commodity swaps	—	26,373	—	26,373
Interest rate swaps	—	25,063	—	25,063

As of December 31, 2008
Assets:
Commodity swaps	$—	$117,485	$—	$117,485
Liabilities:
Futures and forwards	1,197	—	—	1,197
Commodity swaps	—	25,473	—	25,473
Interest rate swaps	—	26,100	—	26,100
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
          At March 31, 2009, Alon held net forward contracts for sales of 9,000 barrels of crude and sales of 225,000 barrels of refined products at an average price of $57.30 per barrel. At March 31, 2008, Alon held net forward contracts for purchases of 25,000 barrels of refined products and forward contracts for purchases and sales of 780,000 barrels of crude oil at an average price of $102.88 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $244 and unrealized loss of $108 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.
          At March 31, 2009, Alon also held net futures contracts for purchases of 10,000 barrels of heating oil and sales of 320,000 barrels of crude at an average price of $49.69 per barrel. Additionally, at March 31, 2009, Alon had calls for the purchase of 140,000 barrels of crude at an average price of $4.68 per barrel. At March 31, 2008, Alon held net futures contracts for sales of 180,000 barrels of crude oil, sales of 15,000 barrels of heating oil and purchases of 50,000 barrels of refined products at an average price of $104.39 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and unrealized gains of $139 and $538 have been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          At March 31, 2009, Alon held futures contracts for 10,323,875 barrels of heating oil swaps at an average spread of $21.47 per barrel. These futures contracts were designated as hedges at inception, but were subsequently marked to market when the contracts no longer qualified for cash flow hedge accounting in the fourth quarter of 2008. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $21,334 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2009. During April 2009, Alon liquidated all of the heating oil swaps contracts for approximately $135,000 and in addition, approximately $10,000 was collected under normal monthly settlement of the hedge position related to the month of March 2009.
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
          Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of March 31, 2009, Alon had interest rate swap agreements with a notional amount of $350,000 for periods of three to five years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the three months ended March 31, 2009 and 2008, Alon recognized in accumulated other comprehensive income an unrealized after-tax gain of $674 and after-tax loss of $9,199, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three months ended March 31, 2009 and 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
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
          Gains of $946 have been reclassified from accumulated other comprehensive income to earnings in the three months ending March 31, 2009. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the 19 month period beginning April 1, 2009 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

March 31,
Counterparty Credit Quality (1)	2009
AAA	$—
AA	100,316
A	(12,777)
Lower than A	227

Total	$87,766

(1)	As determined by nationally recognized statistical ratings organizations.
          The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under FAS 133:
Commodity contracts (futures & forwards)	Accounts receivable	$139	Accrued liabilities	$(244)
Commodity contracts (heating oil swaps)	Current portion of heating oil crack spread	138,819		—
Commodity contracts (SPR swaps)		—	Accrued liabilities	11,891
Commodity contracts (SPR swaps)		—	Other non-current liabilities	14,482

Total derivatives not designated as hedging instruments under FAS 133		$138,958		$26,129

Derivatives designated as hedging instruments under FAS 133:
			Other non-current
Interest rate swaps		$—	liabilities	$25,063

Total derivatives designated as hedging instruments under FAS 133		—		25,063

Total derivatives		$138,958		$51,192

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income.

	For the Three Months Ended
	March 31, 2009
				Gain (Loss) Reclassified from
				Accumulated OCI into
	Gain (Loss)	Gain (Loss) Reclassified from		Income (Ineffective Portion
Cash Flow Hedging	Recognized	Accumulated OCI into Income		and Amount Excluded from
Relationships	in OCI	(Effective Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
Commodity contracts (heating oil swaps)	$—	Cost of sales	$946		$—
Interest rate swaps	1,037	Interest expense	(3,446)		—

Total derivatives	$1,037		$(2,500)		$—

	For the Three Months Ended
	March 31, 2009
Derivatives not designated as hedging instruments	Gain (Loss) Recognized in Income
under FAS 133:	Location	Amount
Commodity contracts (futures & forwards)	Cost of sales	$1,580
Commodity contracts (heating oil swaps)	Cost of sales	21,334
Commodity contracts (SPR swaps)	Cost of sales	(900)

Total derivatives		$22,014

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
          Carrying value of inventories consisted of the following:

	March 31,	December 31,
	2009	2008
Crude oil, refined products, asphalt and blendstocks	$297,517	$192,997
Materials and supplies	17,280	16,456
Store merchandise	19,162	19,875
Store fuel	3,773	2,992

Total inventories	$337,732	$232,320

          Crude oil, refined products, asphalt and blendstock inventories totaled 6,002 barrels and 4,003 barrels as of March 31, 2009 and December 31, 2008, respectively.
          Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $7,010 and $4,022 at March 31, 2009 and December 31, 2008, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (9) Property, Plant and Equipment, Net
          Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2009	2008
Refining facilities	$1,483,275	$1,430,896
Pipelines and terminals	39,269	39,161
Retail	134,606	134,263
Other	13,630	13,052

Property, plant and equipment, gross	1,670,780	1,617,372
Less accumulated depreciation	(188,422)	(168,413)

Property, plant and equipment, net	$1,482,358	$1,448,959

     (10) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.
          (a) Other Assets

	March 31,	December 31,
	2009	2008
Deferred turnaround and chemical catalyst cost	$17,390	$11,684
Environmental receivables	5,625	8,524
Deferred debt issuance costs	35,426	35,648
Intangible assets	6,921	7,055
Deposit for hedge related activities for Krotz Springs refinery acquisition	50,000	50,000
Other	10,355	12,207

Total other assets	$125,717	$125,118

          (b) Accrued Liabilities and Other Non-Current Liabilities

	March 31,	December 31,
	2009	2008
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$20,303	$27,789
Employee costs	6,015	4,884
Commodity swaps	11,647	26,670
Contingent liability	17,500	—
Other	51,246	51,974

Total accrued liabilities	$106,711	$111,317

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net (Note 11)	$36,559	$35,989
Environmental accrual	31,815	33,181
Interest rate swap valuations	25,063	26,100
Commodity swaps	14,482	—
Contingent liability	17,500	—
Other	9,032	8,920

Total other non-current liabilities	$134,451	$104,190

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (c) Comprehensive Income
          The following table displays the computation of total comprehensive income:

	Three Months Ended
	March 31,
	2009	2008
Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	$20,584	$(35,775)

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax	(272)	(9,199)

Total other comprehensive income (loss), net of tax	(272)	(9,199)

Comprehensive income (loss)	20,312	(44,974)

Comprehensive income (loss) attributable to non-controlling interest (including accumulated dividends on preferred shares of subsidiary)	3,214	(2,754)

Comprehensive income (loss) attributable to common shareholders	$17,098	$(42,220)

          The following table displays the components of accumulated other comprehensive loss, net of tax.

	March 31,	December 31,
	2009	2008
Unrealized losses on cash flow hedges, net of tax	$(18,257)	$(18,005)
Pension and post-employment benefits, net of tax	(19,349)	(19,349)

Accumulated other comprehensive loss, net of tax	$(37,606)	$(37,354)

     (11) Employee and Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Alon’s estimated contributions during 2009 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2008. For the three months ended March 31, 2009 and 2008, Alon contributed $660 and $785, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008
Components of net periodic benefit cost:
Service cost	$837	$457
Interest cost	841	748
Expected return on plan assets	(840)	(822)
Amortization of net loss	263	53

Net periodic benefit cost	$1,101	$436

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (12) Long-Term Debt
          Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
Term loan credit facilities	$735,025	$739,810
Revolving credit facilities	181,985	276,818
Retail credit facilities	85,333	86,941

Total debt	1,002,343	1,103,569
Less current portion	(31,564)	(28,397)

Total long-term debt	$970,779	$1,075,172

          (a) Alon USA Energy, Inc. Credit Facilities
          Term Loan Credit Facility. On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450,000. On August 4, 2006, Alon borrowed $400,000 as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50,000 as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of $4,500 per annum are to be paid in quarterly installments subject to reduction from mandatory principal repayment events. At March 31, 2009 and December 31, 2008, the outstanding balance was $437,625 and $437,810, respectively.
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
          Letters of Credit Facility. On July 30, 2008, Alon entered into an unsecured revolving credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as Co-Arranger, for the issuance of letters of credit in an amount not to exceed $60,000. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility was scheduled to terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify Alon; however, Alon notified the lenders that it was terminating this credit facility on May 7, 2009. The facility was no longer necessary due to the decline in crude oil prices, receipt of all insurance proceeds related to the Big Spring refinery fire and the receipt of approximately $113 million in proceeds for income tax receivables. At March 31, 2009 and December 31, 2008, Alon had $0 and $51,283 of outstanding letters of credit under this credit facility.
          (b) Alon USA, LP Credit Facilities
          Revolving Credit Facility. Alon entered, in addition to its other revolving credit facilities, into an amended and restated revolving credit facility (the “IDB Credit Facility”) with Israel Discount Bank of New York (“Israel Discount Bank”) on February 15, 2006, which was further amended and restated thereafter. Israel Discount Bank, acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility was $160,000 with options to increase the commitment to $240,000 if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
owned by subsidiaries that are parties to the IDB Credit Facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of March 31, 2009 is $240,000, while the borrowing base was $201,106.
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
          Borrowings of $3,000 and $118,000 were outstanding under the IDB Credit Facility at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, outstanding letters of credit under the IDB Credit Facility were $113,226 and $30,561, respectively.
          (c) Paramount Petroleum Corporation Credit Facility
          Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to the facility limit of the lesser of or the amount of the borrowing base under the facility. At March 31, 2009, the borrowing base under the Paramount Credit Facility was $215,070. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability as of March 31, 2009, such margin would be 1.75%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          Borrowings of $72,675 and $11,713 were outstanding under the Paramount Credit Facility at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, outstanding letters of credit under the Paramount Credit Facility were $76,351 and $12,212, respectively.
          (d) Alon Refining Krotz Springs, Inc. Credit Facilities
          Term Loan Credit Facility. On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302,000 Term Loan Agreement (the “Krotz Term Loan”) with Credit Suisse, as Administrative and Collateral Agent, and a group of financial institutions. On February 16, 2009, Credit Suisse was replaced as agent by Wells Fargo Bank, N.A. The Krotz Term Loan matures in July 2014, with quarterly principal payments of $4,600 beginning on March 31, 2009. At March 31, 2009 and December 31, 2008, the outstanding balance was $297,400 and $302,000, respectively
          The Krotz Term Loan is secured by a first lien on substantially all of the assets of ARKS, except for cash, accounts receivable and inventory, and a second lien on cash, accounts receivable and inventory. The Krotz Term Loan also contains restrictive covenants such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, certain investments and restricted payments. Under the Krotz Term Loan, ARKS is required to comply with a debt service ratio, a leverage ratio, and a capital expenditure limitation.
          ARKS may prepay all or a portion of the outstanding loan balance under the Krotz Term Loan at any time without prepayment penalty.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into an amendment to the Krotz Term Loan to include among other things, adjustments to the maintenance financial covenants through 2010 and adjustments to the interest rates. In connection with this amendment, Alon and Alon Israel Oil Company, Ltd., will provide ARKS with an additional $50,000 consisting of cash and letters of credit to enhance its liquidity (See Note 18).
          As amended, the Krotz Term Loan establishes a base rate of interest that is based on a margin over LIBOR subject to a LIBOR minimum rate of 3.25%. Currently, principal under the Krotz Term loan bears interest at a rate of 11.75%.
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
          On December 18, 2008, ARKS entered into an amendment to the ARKS Facility with BOA. This amendment increased the Applicable Margin, amended certain elements of the Borrowing Base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400,000 to $300,000. Under these circumstances, the facility limit will be the lesser of $300,000 or the amount of the borrowing base, although the amendment contains a feature that will allow for an increase in the facility size to $400,000 subject to approval by both parties.
          On April 9, 2009, the ARKS Facility was further amended to include among other things, a reduction to the commitment from $300,000 to $250,000 with the ability to increase the facility size to $275,000 upon request by ARKS and under certain circumstances up to $400,000 (See Note 18). This amendment also increased the Applicable Margin, amended certain elements of the borrowing base calculation and required a monthly fixed charge coverage ratio.
          At March 31, 2009, the ARKS Facility size was $300,000 and the borrowing base was $192,774.
          Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR, currently 4.0% or a margin over the base rate, currently 2.50%.
          At March 31, 2009 and December 31, 2008, the ARKS Facility had an outstanding loan balance of $106,310 and $147,105 and outstanding letters of credit of $54,657 and $68,273, respectively.
          The ARKS Facility also contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging and certain restricted payments.
          (e) Retail Credit Facilities
          On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent now known as Wells Fargo Bank, N.A.
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At March 31, 2009 and December 31, 2008, the outstanding balance was $84,444 and $86,028, respectively, and there were no further amounts available for borrowing.
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.

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
          (f) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2009 and December 31, 2008, the outstanding balance was $888 and $913, respectively.
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
          Compensation expense for the restricted stock grants amounted to $11 and $28 for the three months ended March 31, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the restricted share activity from January 1, 2008:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2008	26,918	$21.74
Granted	5,577	13.45
Vested	(24,833)	20.54
Forfeited	—	—

Nonvested at December 31, 2008	7,662	$19.58
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	7,662	$19.58

          As of March 31, 2009, there was $52 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.71 years. The fair value of shares vested-to-date in 2009 was $0.
          Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 Stock Appreciation Rights (“SARs”) to certain officers and key employees. The SARs have a grant price equal to $28.46, the closing price of Alon’s common stock on the date of grant. Additionally, in July 2008, an award of 12,000 SARs was granted to certain employees at the close of the Krotz Springs refinery acquisition at a grant price equal to $14.23. An award of 10,000 SARs was granted in December 2008 at a grant price equal to $14.23. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the exercise date.
          On March 7, 2009, 180,833 SARs vested. These SARs remain unexercised due to the grant price exceeding the stock price.
          Compensation expense for the SARs grants amounted to $300 and $272 for the three months ended March 31, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
          (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $109 and $205 for the three months ended March 31, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the three months ended March 31, 2009 and for the year ended December 31, 2008:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2008	5,216	$100	1,959	$100
Granted	—	—	—	—
Exercised	(2,423)	100	(910)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2008	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at March 31, 2009	2,793	$100	1,049	$100

          The aggregate intrinsic value of options exercised in the three months ended March 31, 2009 was $0.
     (14) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On April 2, 2009, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 16, 2009.
     (15) Earnings (Loss) Per Share (earnings per share in dollars)
          Basic earnings (loss) per share are calculated as net income (loss) available to common shareholders divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and SARs using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
          The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$17,351	$(33,578)
Average number of shares of common stock outstanding	46,806	46,782
Dilutive restricted shares, SARs and conversion of preferred shares	5,562	—

Average number of shares of common stock outstanding assuming dilution	52,368	46,782

Earnings (loss) per share — basic	$0.37	$(0.72)

Earnings (loss) per share — diluted *	$0.37	$(0.72)

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three months ended March 31, 2009 was $193, but for the three months ended March 31, 2008 the effect is anti-dilutive and therefore excluded from the calculation. Additionally, net income for the three months ended March 31, 2009 was adjusted $1,996 for preferred stock dividends that would no longer be accrued if the preferred stock was converted to shares of common stock.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (16) Related Party Transactions
          Sale of Preferred Shares
          On July 3, 2008, the Company completed the acquisition from Valero of all of the capital stock of Valero Refining Company-Louisiana, a corporation that owned Valero’s refining business and related assets located in Krotz Springs, Louisiana, through ARKS. The purchase price was $333,000 in cash plus approximately $141,494 for working capital, including inventories. The cash portion of the purchase price and working capital payment were funded in part by proceeds from the sale to Alon Israel Oil Company, Ltd., the majority stockholder of the Company (“Alon Israel”) of 80,000 shares of Series A Preferred Stock, par value $1,000.00 per share (the “Original Preferred Shares”), of ARL, for an aggregate purchase price of $80,000. The sale of the Original Preferred Shares was completed pursuant to the Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of July 3, 2008, by and between ARL and Alon Israel. Pursuant to the terms of the Stock Purchase Agreement, Alon Israel was also required to cause letters of credit in the amount of $55,000 (the “Original L/Cs”) to be issued for the benefit of Bank of America, N.A. in order to support the borrowing base of ARKS.
          In connection with the Stock Purchase Agreement, the Company, ARL, Alon Israel and Alon Louisiana Holdings, Inc. (“Alon Louisiana Holdings”), a subsidiary of the Company and the holder of all of the outstanding shares of common stock of ARL, entered into a Stockholders Agreement (the “Original Stockholders Agreement”), dated as of July 3, 2008. On March 31, 2009, the Company, ARL, Alon Israel and Alon Louisiana Holdings entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) pursuant to which Alon Israel agreed to cause additional letters of credit in an aggregate amount up to $25,000 to be issued for the benefit of ARKS (the “Additional L/Cs” and, together with the Original L/Cs, the “L/Cs”), and Alon Israel was granted an option (the “L/C Option”), exercisable at any time the L/Cs are outstanding (but subject to the terms of the credit facilities and other binding obligations of ARL), to withdraw all or part of the L/Cs and acquire shares of Series A Preferred Stock of ARL at their par value of $1,000.00 per share, in an amount equal to such withdrawn L/Cs (the “L/C Preferred Shares,” and, together with the Original Preferred Shares, the “Preferred Shares”).
          Under the terms of the Stockholders Agreement, (i) with respect to the Original Preferred Shares, during the 18-month period beginning on July 3, 2008, and (ii) with respect to the L/C Preferred Shares, during the period beginning on the date of issuance of any Preferred Shares in connection with the exercise of the L/C Option and ending on December 31, 2010, each of Alon Louisiana Holdings and the Company have the option to purchase from Alon Israel all or a portion of the then-outstanding Preferred Shares at a price per share equal to the par value plus accrued but unpaid dividends (the “Call Option”), subject to the prior release of all of the L/Cs and conditioned upon approval of the purchase by the Company’s Audit Committee.
          If the Call Option is not exercised by Alon Louisiana Holdings or the Company, the Preferred Shares are exchangeable for shares of Company common stock in accordance with the terms of the Stockholders Agreement. Specifically, subject to the prior approval of a majority of the Company’s common stockholders, (1) the Preferred Shares may be exchanged at the election of either the Company or Alon Israel, for shares of Company common stock upon a change of control of either ARL or the Company; (2) in the event that the Call Option is not exercised, Alon Israel will have the option to exchange Preferred Shares it then holds for Company common stock during a 5-business day period beginning on the first day on which the Company’s securities trading window is open after each of January 3, 2010, July 1, 2010 and January 1, 2011; and (3) if not so exchanged, all of the Preferred Shares will be mandatorily exchanged for shares of Company common stock on July 3, 2011.
          Pursuant to the Stockholders Agreement, in the event that any L/C is drawn upon by beneficiaries of an L/C, a promissory note will be issued by Alon Louisiana Holdings in favor of Alon Israel for the amount of any such drawn L/Cs. Subject to the prior approval of a majority of the Company’s stockholders, the promissory note will provide that the Company may exchange the promissory note for shares of Company common stock.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (17) Commitments and Contingencies
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
          Offtake Agreement with Valero
          In connection with the Krotz Springs refinery acquisition (Note 3), in July 2008 Alon and Valero entered into an offtake agreement that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low sulfur diesel, jet fuel, light cycle oil, high sulfur No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
          (b) Contingencies
          Alon is involved in various other claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material adverse effect on Alon’s financial position, results of operations or liquidity.
          (c) Environmental
          Alon is subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These rules regulate the discharge of materials into the environment and may require Alon to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by Alon and associated with past or present operations. Alon is currently participating in environmental investigations, assessments and cleanups under these regulations at service stations, pipelines and terminals. Alon may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature and contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required, and the determination of Alon’s liability in proportion to other responsible parties.
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
          Alon has accrued environmental remediation obligations of $34,934 ($3,119 current payable and $31,815 non-current liability) at March 31, 2009 and $35,833 ($2,652 current payable and $33,181 non-current liability) at December 31, 2008.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,948 and non-current receivable of $5,579 at March 31, 2009.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $1,200 and non-current receivable of $46 at March 31, 2009.
     (18) Subsequent Event
          Dividend Declared
          On May 6, 2009, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on June 15, 2009 to stockholders of record at the close of business on May 29, 2009.
          Krotz Term Loan Amendment
          As discussed in Note 12, Alon amended on April 9, 2009 the Krotz Term Loan and the ARKS Facility. In connection with the amendments, the heating oil crack spread hedge put in place in July 2008 has been liquidated resulting in the realization of approximately $185,000 in proceeds, including the release of $50,000 of cash collateral supporting the hedge. Of these proceeds, approximately $135,000 has been applied to reduce the Krotz Term Loan and $50,000 was used to reduce borrowings under the ARKS Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.
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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	our planned project of the design and construction of a hydrocracker unit at our California refineries may not be completed within the expected time frame or within the budgeted costs for such project due to factors outside of our control;

•	the global financial crisis’ impact on our business and financial condition in ways that we currently cannot predict. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen, such as adversely impacting our ability to refinance existing credit facilities or extend their terms; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors.”
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
     Approximately 98% of the production at the Krotz Springs refinery is light products, including gasoline, diesel, and other distillates. We market refined products from Krotz Springs to wholesale distributors, other refiners, and third parties. The refinery uses its direct access to the Colonial Pipeline to transport products to markets in the Southeastern and Northeastern United States. The refinery’s location also provides access to upriver markets on the Mississippi River and its docking facilities along the Atchafalaya River allow barge access.
     Asphalt Segment. Our asphalt segment markets asphalt produced at our Texas and California refineries included in the refining and unbranded marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. Our asphalt segment markets asphalt through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia) and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). We produce both paving and roofing grades of asphalt, including performance-graded asphalts, emulsions and cutbacks.
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. In the first quarter of 2009, approximately 93% of the motor fuel requirements of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire, the motor fuels sold by our convenience stores and by branded marketing in the first quarter of 2008 were primarily acquired from third-party suppliers.
     We market gasoline and diesel under the FINA brand name through a network of approximately 670 locations, including our convenience stores. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to 315 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
First Quarter Operational and Financial Highlights
          First quarter of 2009 operating income was $59.6 million, compared to ($47.3) million in the same period last year. Operating income improved principally to improvements in the operating margins of our refining and unbranded marketing assets and an increase in production volumes as a result of the rebuild of the Big Spring refinery and the assets acquired in the Krotz Springs refinery acquisition. The California refineries operated at reduced rates due to a planned turnaround and completion of the naphtha hydrotreater unit which will increase finished gasoline production by approximately 50%. Other operational and financial highlights for the first quarter of 2009 include the following:
•	The combined refineries throughput for the first quarter of 2009 averaged 146,890 barrels per day (“bpd”), consisting of an average of 64,417 bpd at the Big Spring refinery, an average of 28,761 bpd at the California refineries and an average of 53,712 bpd at the Krotz Springs refinery compared to a combined average of 66,682 bpd in the first quarter of 2008, consisting of an average of 29,270 bpd at the Big Spring refinery and an average of 37,412 bpd at the California refineries.

•	Our average refinery operating margin for the Big Spring refinery increased $7.09 per barrel to $13.63 per barrel for the three months ended March 31, 2009, compared to $6.54 per barrel for the three months ended March 31, 2008. This increase was attributable mainly to the 2008 fire at the Big Spring refinery.

•	Our California refineries operating margin for the three months ended March 31, 2009 increased $2.96 per barrel to $1.16 per barrel, compared to ($1.80) per barrel for the three months ended March 31, 2008. This increase was primarily from a 56% decrease in WTI prices from $98.00 per barrel in the first quarter of 2008 to $43.10 per barrel in the first quarter of 2009.

•	The increased margin environment for the first quarter of 2009 was partially offset by contraction of sweet/sour and light/heavy crude oil differentials. The average sweet/sour spread for the three months ended March 31, 2009 was $0.94 per barrel compared to $4.67 per barrel for the three months ended March 31, 2008. The average light/heavy spread for the three months ended March 31, 2009 was $4.52 per barrel compared to $16.85 per barrel for the three months ended March 31, 2008.

•	We received insurance proceeds of $34.1 million related to the rebuild of the Big Spring refinery and received cash of approximately $113 million from income tax receivables.

•	Asphalt margins in the first quarter of 2009 were ($51.48) per ton compared to $42.31 per ton in the first quarter of 2008. The lower asphalt margins were a result of a charge to cost of goods sold in the first quarter of 2009 due to a build-up of winter fill inventories that will be sold primarily during the second and third quarters, while asphalt prices were declining. Also, the average asphalt sales price decreased 20.7% from $396.07 per ton in the first quarter of 2008 to $314.16 per ton in the first quarter of 2009 for blended asphalt and the average asphalt sales price decreased 30.2% from $177.30 per ton in the first quarter of 2008 to $123.73 per ton in the first quarter of 2009 for non-blended asphalt. The percentage decrease in asphalt sales price for both blended and non-blended asphalt was less than the 56% decrease in WTI prices for the same periods.

•	On April 2, 2009, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on March 16, 2009.
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
          In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast and Group III, or mid-continent, 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra low-sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the Group III 3/2/1 crack spread using the market values of Group III conventional gasoline and ultra low-sulfur diesel and the market value of WTI crude oil. We calculate the per barrel operating margin for our Big Spring refinery by dividing the Big Spring refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of unrealized hedging gains and losses).
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
          We compare our Krotz Springs refinery’s per barrel margin to the Gulf Coast 2/1/1 crack spread. A 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and No. 2 diesel and the market value of WTI crude oil. The per barrel operating margin of the Krotz Springs refinery is calculated by dividing the Krotz Springs refinery’s gross margin by its throughput volumes.
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
          Retail and Branded Marketing
          Our earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our FINA-branded distributors. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and we experience increased demand for our products in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall demand.
Factors Affecting Comparability
          Our financial condition and operating results over the three months ended March 31, 2009 and 2008 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Consequently, our first quarter 2008 numbers reflect the impacts of this event on our results of operations.
          On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus

$141,494 for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including our refineries located on the West Coast and West Texas. The results from our Krotz Springs refinery are included in our results of operations for the first quarter of 2009.
Results of Operations
          Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and unbranded marketing segment and asphalt segment and sales of merchandise, including food products, and motor fuels, through our retail and branded marketing segment.
          For the refining and unbranded marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes and includes inter-segment sales to our asphalt and retail and branded marketing segments, which are eliminated through consolidation of our financial statements. Asphalt sales consist of gross sales, net of any discounts and applicable taxes. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including motor fuel taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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
          Direct Operating Expenses. Direct operating expenses, which relate to our refining and unbranded marketing and asphalt segments, include costs associated with the actual operations of our refineries and asphalt terminals, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred. All operating costs associated with our crude oil and product pipelines are considered to be transportation costs and are reflected as cost of sales.
          Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of costs relating to the operations of our convenience stores, including labor, utilities, maintenance and retail corporate overhead costs. Refining and marketing and asphalt segment corporate overhead and marketing expenses are also included in SG&A expenses.
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for the three months ended March 31, 2009 and 2008. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2009 and 2008. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2008 is unaudited.

	For the Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$722,180	$1,020,763
Operating costs and expenses:
Cost of sales	539,730	968,997
Direct operating expenses	68,864	42,289
Selling, general and administrative expenses (2)	31,915	28,854
Net costs associated with fire (3)	—	16,462
Depreciation and amortization (4)	22,090	13,745

Total operating costs and expenses	662,599	1,070,347

Gain on disposition of assets	—	2,311

Operating income (loss)	59,581	(47,273)
Interest expense (5)	(28,256)	(10,656)
Equity earnings (loss) of investees	(3)	316
Other income, net	257	745

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	31,579	(56,868)
Income tax expense (benefit)	10,995	(21,093)

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	20,584	(35,775)
Non-controlling interest in income (loss) of subsidiaries	1,083	(2,197)
Accumulated dividends on preferred stock of subsidiary	2,150	—

Net income (loss)	$17,351	$(33,578)

Earnings (loss) per share, basic and diluted	$0.37	$(0.72)

Weighted average shares outstanding, basic (in thousands)	46,806	46,782

Cash dividends per share	$0.04	$0.04

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$119,527	$(49,624)
Investing activities	(15,009)	16,868
Financing activities	(104,679)	(4,724)

OTHER DATA:
Adjusted EBITDA (6)	$81,925	$(34,778)
Capital expenditures (7)	10,357	9,182
Capital expenditures to rebuild the Big Spring refinery	32,135	—
Capital expenditures for turnaround and chemical catalyst	7,363	1,609

	March 31,	December 31,
	2009	2008
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$18,293	$18,454
Working capital	186,869	250,384
Total assets	2,407,794	2,413,433
Total debt	1,002,343	1,103,569
Total equity	555,583	536,867

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $11,044 and $9,654 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $190 and $151 for the three months ended March 31, 2009 and 2008, respectively, which are not allocated to our three operating segments.

(3)	Net costs associated with fire for the three months ended March 31, 2008 includes $11,672 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $4,000 for our insurance deductibles under the insurance policies; and $790 for depreciation for the temporarily idled facilities.

(4)	Includes corporate depreciation and amortization of $147 and $223 for the three months ended March 31, 2009 and 2008, respectively, which are not allocated to our three operating segments.

(5)	Interest expense of $28,256 for the three months ended March 31, 2009 includes $5,715 related to the unwind of the heating oil hedge. The remaining increase compared to interest expense of $10,656 for the three months ended March 31, 2008 is primarily due to interest on borrowings related to the Krotz Springs refinery acquisition and operations.

(6)	Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors during periods of normal operations because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect the prior claim that non-controlling interest have on the income generated by non-wholly-owned subsidiaries;

•	Adjusted EBITDA does not reflect changes in or cash requirements for our working capital needs; and

•	Our calculation of Adjusted EBITDA may differ from EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands)
Net income (loss)	$17,351	$(33,578)
Non-controlling interest in income of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	3,233	(2,197)
Income tax expense (benefit)	10,995	(21,093)
Interest expense	28,256	10,656
Depreciation and amortization	22,090	13,745
Gain on disposition of assets	—	(2,311)

Adjusted EBITDA	$81,925	$(34,778)

Adjusted EBITDA for the three months ended March 31, 2008 includes net costs associated with fire at the Big Spring refinery of $16,462.

(7)	Includes corporate capital expenditures of $578 and $140 for the three months ended March 31, 2009 and 2008, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT

	For the Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands, except per
	barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$586,928	$772,039
Operating costs and expenses:
Cost of sales	422,994	755,957
Direct operating expenses	58,371	30,473
Selling, general and administrative expenses	7,327	4,389
Net costs associated with fire (2)	—	16,462
Depreciation and amortization	18,037	9,630

Total operating costs and expenses	506,729	816,911

Gain on disposition of assets	—	2,311

Operating income (loss)	$80,199	$(42,561)

KEY OPERATING STATISTICS:
Total unbranded sales volume (bpd)	122,459	63,707
Per barrel of throughput:
Refinery operating margin – Big Spring (3)	$13.63	$6.54
Refinery operating margin – CA Refineries (3)	1.16	(1.80)
Refinery operating margin – Krotz Springs (3)	13.19	N/A
Refinery direct operating expenses – Big Spring (4)	3.60	5.93
Refinery direct operating expenses – CA Refineries (4)	5.84	4.31
Refinery direct operating expenses – Krotz Springs (4)	4.63	N/A
Capital expenditures	9,398	7,702
Capital expenditures to rebuild Big Spring refinery	32,135	—
Capital expenditures for turnaround and chemical catalyst	7,363	1,609

PRICING STATISTICS:
WTI crude oil (per barrel)	$43.10	$98.00
WTS crude oil (per barrel)	42.16	93.33
MAYA crude oil (per barrel)	38.58	81.15
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$9.65	$9.42
Group III	9.72	10.10
West Coast	17.92	16.53
Crack spreads (6/1/2/3) (per barrel):
West Coast	$6.21	$(0.86)
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$9.48	$9.52
Crude oil differentials (per barrel):
WTI less WTS	$0.94	$4.67
WTI less MAYA	4.52	16.85
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.218	$2.431
Gulf Coast ultra low-sulfur diesel	1.331	2.811
Group III unleaded gasoline	1.232	2.449
Group III ultra low-sulfur diesel	1.309	2.823
West Coast LA CARBOB (unleaded gasoline)	1.505	2.690
West Coast LA ultra low-sulfur diesel	1.349	2.799
Natural gas (per MMBTU)	$4.47	$8.74

THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended
	March 31,
	2009		2008
	bpd	%	bpd	%
Refinery throughput:
Sour crude	55,452	86.1	25,034	85.6
Sweet crude	7,864	12.2	2,378	8.1
Blendstocks	1,101	1.7	1,858	6.3

Total refinery throughput (5)	64,417	100.0	29,270	100.0

Refinery production:
Gasoline	28,265	44.9	13,976	48.0
Diesel/jet	21,737	34.5	7,640	26.2
Asphalt	5,228	8.3	3,098	10.6
Petrochemicals	3,026	4.8	1,402	4.8
Other	4,672	7.5	3,046	10.4

Total refinery production (6)	62,928	100.0	29,162	100.0

Refinery utilization (7)		90.5%		40.8%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended
	March 31,
	2009		2008
	bpd	%	bpd	%
Refinery throughput:
Sour crude	12,225	42.5	10,702	28.6
Heavy crude	16,498	57.4	25,551	68.3
Blendstocks	38	0.1	1,159	3.1

Total refinery throughput (5)	28,761	100.0	37,412	100.0

Refinery production:
Gasoline	3,266	11.5	5,505	15.3
Diesel/jet	6,215	22.0	8,622	23.9
Asphalt	8,735	30.9	10,398	28.9
Light unfinished	1,909	6.7	0	0.0
Heavy unfinished	7,796	27.6	11,282	31.4
Other	370	1.3	197	0.5

Total refinery production (6)	28,291	100.0	36,004	100.0

Refinery utilization (7)		58.5%		50.0%
THROUGHPUT AND YIELD DATA:
KROTZ SPRINGS

	For the Three Months Ended
	March 31,
	2009
	bpd	%
Refinery throughput:
Light sweet crude	27,423	51.1
Heavy sweet crude	20,083	37.4
Blendstocks	6,206	11.5

Total refinery throughput (5)	53,712	100.0

Refinery production:
Gasoline	24,449	44.7
Diesel/jet	24,468	44.7
Heavy oils	887	1.6
Other	4,885	9.0

Total refinery production (6)	54,689	100.0

Refinery utilization (7)		57.2%

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Net costs associated with fire for the three months ended March 31, 2008 includes $11,672 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $4,000 for our insurance deductibles under the insurance policies; and $790 for depreciation for the temporarily idled facilities.

(3)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $133 and $4,788 for the three months ended March 31, 2009 and 2008, respectively, for the California refineries. There were unrealized hedging gains of $18,026 for the Krotz Springs refinery for the three months ended March 31, 2009. The Big Spring refinery had no unrealized hedge gains or losses for the three months ended March 31, 2009 or 2008.

(4)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(5)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(6)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Total refinery production at the Big Spring refinery for the three months ended March 31, 2008 was reduced due to the fire on February 18, 2008.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The 2008 refinery utilization at our Big Spring refinery was affected by the fire on February 18, 2008 which ceased production at the refinery until limited operations were resumed on April 5, 2008.

ASPHALT SEGMENT

	For the Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands,
	except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$50,760	$103,940
Operating costs and expenses:
Cost of sales (1)	60,233	92,135
Direct operating expenses	10,493	11,816
Selling, general and administrative expenses	1,154	1,386
Depreciation and amortization	538	532

Total operating costs and expenses	72,418	105,869

Operating income (loss)	$(21,658)	$(1,929)

KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	147	249
Non-blended asphalt sales volume (tons in thousands) (3)	37	30
Blended asphalt sales price per ton (2)	314.16	396.67
Non-blended asphalt sales price per ton (3)	123.73	177.30
Asphalt margin per ton (4)	$(51.48)	$42.31
Capital expenditures	$162	$213

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(3)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(4)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT

	For the Three Months Ended
	March 31,
	2009		2008
	(dollars in thousands,
	except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$167,470		$309,254
Operating costs and expenses:
Cost of sales (2)	139,481		285,375
Selling, general and administrative expenses	23,244		22,928
Depreciation and amortization	3,368		3,360

Total operating costs and expenses	166,093		311,663

Operating income (loss)	$1,377		$(2,409)

KEY OPERATING STATISTICS:
Integrated branded fuel sales (thousands of gallons) (3)	63,646		54,158
Integrated branded fuel margin (cents per gallon) (3)	4.7	¢	1.8	¢
Non-Integrated branded fuel sales (thousands of gallons) (3)	3,146		38,269
Non-Integrated branded fuel margin (cents per gallon) (3)	10.1	¢	(0.2	)¢

Number of stores (end of period)	306		307
Retail fuel sales (thousands of gallons)	28,183		24,871
Retail fuel sales (thousands of gallons per site per month)	31		27
Retail fuel margin (cents per gallon) (4)	16.8	¢	18.4	¢
Retail fuel sales price (dollars per gallon) (5)	$1.88		$3.10
Merchandise sales	$63,053		$58,455
Merchandise sales (per site per month)	67		63
Merchandise margin (6)	31.7%		31.4%
Capital expenditures	$219		$1,127

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $11,044 and $9,654 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Cost of sales includes inter-segment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These inter-segment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery. Due to the fire on February 18, 2008 at the Big Spring refinery, more fuel was obtained from third-party suppliers during the three months ended March 31, 2008. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Net Sales
          Consolidated. Net sales for the three months ended March 31, 2009 were $722.2 million, compared to $1,020.8 million for the three months ended March 31, 2008, a decrease of $298.6 million or 29.3%. This decrease was primarily due to decreased refined product prices in all segments due to lower crude oil costs.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $586.9 million for the three months ended March 31, 2009, compared to $772.0 million for the three months ended March 31, 2008, a decrease of $185.1 million or 24.0%. The decrease in net sales was primarily due to significantly lower refined product prices partially offset by the inclusion of three months of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes as a result of the February 18, 2008 Big Spring refinery fire. Following the February 2008 fire, production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008. Total refinery throughput for the three months ended March 31, 2009 averaged 146,890 bpd consisting of: 64,417 bpd at the Big Spring refinery; 28,761 bpd at the California refineries and 53,712 bpd at our Krotz Springs refinery compared to total refinery throughput for the three months ended March 31, 2008 of 66,682 bpd, consisting of: 29,270 bpd at the Big Spring refinery and 37,412 bpd at the California refineries, an increase in total refinery throughput of 39.7%, excluding the addition of Krotz Springs refinery throughput. The California refineries operated at reduced rates due to a planned turnaround and completion of the naptha hydrotreater unit. The decrease in refined product prices that our Big Spring refinery experienced was similar to the price decreases experienced in the Gulf Coast markets. The decrease in refined product prices that our California refineries experienced was similar to the price decreases experienced in the West Coast markets. The average price of Gulf Coast gasoline in 2009 decreased 121.3 cpg, or 49.9%, to 121.8 cpg, compared to 243.1 cpg in 2008. The average Gulf Coast diesel price in 2009 decreased 148.0 cpg, or 52.7%, to 133.1 cpg compared to 281.1 cpg in 2008. The average price of West Coast LA CARBOB gasoline in 2009 decreased 118.5 cpg, or 44.1%, to 150.5 cpg, compared to 269.0 cpg in 2008. The average West Coast LA diesel price in 2009 decreased 145.0 cpg, or 51.8%, to 134.9 cpg compared to 279.9 cpg in 2008.
          Asphalt Segment. Net sales for our asphalt segment were $50.8 million for the three months ended March 31, 2009, compared to $103.9 million for the three months ended March 31, 2008, a decrease of $53.1 million or 51.1%. This decrease was primarily due to a decrease in the average asphalt sales price and lower asphalt sales volumes in 2009. In the three months ended March 31, 2009, 184 tons of asphalt was sold compared to 279 tons of asphalt sold in the three months ended March 31, 2008, a decrease of 95 tons of asphalt or 34.1%. The average asphalt sales price decreased 20.7% from $396.07 per ton in the first quarter of 2008 to $314.16 per ton in the first quarter of 2009 for blended asphalt and the average asphalt sales price decreased 30.2% from $177.30 per ton in the first quarter of 2008 to $123.73 per ton in the first quarter of 2009 for non-blended asphalt. The percentage decrease in asphalt sales price for both blended and non-blended asphalt was less than the 56% decrease in WTI prices for the same periods.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $167.5 million for the three months ended March 31, 2009 compared to $309.3 million for the three months ended March 31, 2008, a decrease of $141.8 million or 45.8%. This decrease was primarily attributable to decreased motor fuel prices.
Cost of Sales
          Consolidated. Cost of sales was $539.7 million for the three months ended March 31, 2009, compared to $969.0 million for the three months ended March 31, 2008, a decrease of $429.3 million or 44.3%. This decrease was primarily due to decreased costs in all segments due to lower crude oil prices.

          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $423.0 million for the three months ended March 31, 2009, compared to $756.0 million for the three months ended March 31, 2008, a decrease of $333.0 million or 44.0%. This decrease was primarily due to decreased production costs from the substantial decreases in the price of crude, partially offset by the inclusion of the three months of cost of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes at the Big Spring refinery from the February 2008 fire. The average price per barrel of WTS for 2009 decreased $51.17 per barrel to $42.16 per barrel, compared to $93.33 per barrel for 2008, a decrease of 54.8%.
          Asphalt Segment. Cost of sales for our asphalt segment was $60.2 million for the three months ended March 31, 2009, compared to $92.1 million for the three months ended March 31, 2008, a decrease of $31.9 million or 34.6%. This decrease was due to the lower asphalt sales volumes in 2009. In the three months ended March 31, 2009, 184 tons of asphalt was sold compared to 279 tons of asphalt sold in the three months ended March 31, 2008, a decrease of 95 tons of asphalt or 34.1%.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $139.5 million for the three months ended March 31, 2009, compared to $285.4 million for the three months ended March 31, 2008, a decrease of $145.9 million or 51.1%. This decrease was primarily attributable to decreased motor fuel prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $68.9 million for the three months ended March 31, 2009, compared to $42.3 million for the three months ended March 31, 2008, an increase of $26.6 million or 62.9%. This increase was primarily due to the direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the three months ended March 31, 2009 compared to the same period in 2008.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended March 31, 2009 were $58.4 million, compared to $30.5 million for the three months ended March 31, 2008, an increase of $27.9 million or 91.5%. This increase was primarily due to the inclusion of three months of direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the three months ended March 31, 2009 compared to the same period in 2008.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2009 were $10.5 million, compared to $11.8 million for the three months ended March 31, 2008, a decrease of $1.3 million or 11.0%. This decrease was primarily due to a decrease in sales volumes.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended March 31, 2009 were $31.9 million, compared to $28.9 million for the three months ended March 31, 2008, an increase of $3.0 million or 10.4%. The increase is primarily due to the inclusion of SG&A costs from the Krotz Springs refinery in the first three months of 2009 and an increase of $2.0 million in allowance for doubtful accounts.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended March 31, 2009 were $7.3 million, compared to $4.4 million for the three months ended March 31, 2008, an increase of $2.9 million or 65.9%. The increase is primarily due to the inclusion of SG&A costs from the Krotz Springs refinery in the first three months of 2009 and an increase of $2.0 million in allowance for doubtful accounts.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2009 were $1.2 million, compared to $1.4 million for the three months ended March 31, 2008, a decrease of $0.2 million or 14.3%. This decrease was primarily due to a decrease in sales volumes.

          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended March 31, 2009 were $23.2 million, compared to $22.9 million for the three months ended March 31, 2008, an increase of $0.3 million or 1.3%.
Depreciation and Amortization
          Depreciation and amortization for the three months ended March 31, 2009 was $22.1 million, compared to $13.7 million for the three months ended March 31, 2008, an increase of $8.4 million or 61.3%. This increase was primarily attributable to the depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and capital expenditures placed in service in September 2008 from the rebuild of the Big Spring refinery.
Operating Income
          Consolidated. Operating income for the three months ended March 31, 2009 was $59.6 million, compared to ($47.3) million for the three months ended March 31, 2008, an increase of $106.9 million.
          Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $80.2 million for the three months ended March 31, 2009, compared to ($42.6) million for the three months ended March 31, 2008, an increase of $122.8 million. This increase was primarily attributable to the increase in our refinery operating margin at the Big Spring refinery and the margins realized at the Krotz Springs refinery. The operating margin for our Big Spring refinery for 2009 increased $7.09 per barrel to $13.63 per barrel in 2009 from $6.54 per barrel in 2008. The Big Spring refinery shut down operations from February 18, 2008 until April 5, 2008 which negatively impacted the operating income margin for the three months ended March 31, 2008. Our operating margin for our California refineries increased $2.96 per barrel to $1.16 per barrel for the three months ended March 31, 2009 from a ($1.80) per barrel in same period in 2008. This increase was primarily from a 56% decrease in WTI prices from $98.00 per barrel in the first quarter of 2008 to $43.10 per barrel in the first quarter of 2009. Refining and unbranded marketing segment operating income was also affected by a decrease of the sweet/sour spread from $4.67 per barrel in 2008 to $0.94 per barrel for 2009, a decrease of 80.0%.
          Asphalt Segment. Operating income for our asphalt segment was ($21.7) million for the three months ended March 31, 2009, compared to ($1.9) million for the three months ended March 31, 2008, a decrease of $19.8 million. The lower asphalt margins were a result of a charge to cost of goods sold of $160.09 per ton in the first quarter of 2009 due to a build-up of winter fill inventories that will be sold primarily during the upcoming second and third quarters, while asphalt prices were declining. Also, the average asphalt sales price decreased 20.7% from $396.07 per ton in the first quarter of 2008 to $314.16 per ton in the first quarter of 2009 for blended asphalt and the average asphalt sales price decreased 30.2% from $177.30 per ton in the first quarter of 2008 to $123.73 per ton in the first quarter of 2009 for non-blended asphalt. The percentage decrease in asphalt sales price for both blended and non-blended asphalt was less than the 56% decrease in WTI prices for the same periods.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $1.4 million for the three months ended March 31, 2009, compared to ($2.4) million for the three months ended March 31, 2008, an increase of $3.8 million. This increase was primarily due to higher branded motor fuel sales margins.
Interest Expense
          Interest expense was $28.3 million for the three months ended March 31, 2009, compared to $10.7 million for the three months ended March 31, 2008, an increase of $17.6 million. This increase was primarily due to interest on borrowings related to the Krotz Springs refinery acquisition in July 2008 and operations. Also included in interest expense was $5.7 million recorded in March 2009 related to the unwind of our heating oil hedge.

Income Tax Expense (Benefit)
          Income tax expense was $11.0 million for the three months ended March 31, 2009, compared to ($21.1) million for the three months ended March 31, 2008. This increase resulted from our net income in the first quarter of 2009 compared to net loss in the first quarter of 2008. Our effective tax rate was 34.8% for the first quarter of 2009, compared to an effective tax rate of 37.1% for the first quarter of 2008.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
          Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net income (loss) related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in income (loss) of subsidiaries was $1.1 million for the three months ended March 31, 2009, compared to ($2.2) million for the three months ended March 31, 2008, an increase of $3.3 million. This increase resulted from net income in the first quarter of 2009 compared to net loss in the first quarter of 2008.
Net Income (Loss)
          Net income was $17.4 million for the three months ended March 31, 2009, compared to ($33.6) million for the three months ended March 31, 2008, an increase of $51.0 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand; cash generated from our operating activities and borrowings under our revolving credit facilities. In addition, we realized approximately $185.0 million during April 2009 from the liquidation of our heating oil hedge including the release of $50.0 million of cash collateral supporting the hedge. Of these proceeds, approximately $135.0 million has been applied to reduce the Alon Refining Krotz Springs, Inc. term loan and $50.0 million was used to reduce borrowings under the Alon Refining Krotz Springs, Inc. revolving credit facility.
          We believe that the aforementioned sources of funds and other sources of capital available to us will be sufficient to satisfy the anticipated cash requirements associated with our business during the next 12 months.
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
          Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, extend or replace existing revolving credit facilities or for other corporate purposes. Pursuant to our growth strategy, we will also consider from time to time acquisitions of, and investments in, assets or businesses that complement our existing assets and businesses. Acquisition transactions, if any, are expected to be financed through cash on hand and from operations, bank borrowings, the issuance of debt or equity securities or a combination of two or more of those.

Cash Flows
          The following table sets forth our consolidated cash flows for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$119,527	$(49,624)
Investing activities	(15,009)	16,868
Financing activities	(104,679)	(4,724)

Net decrease in cash and cash equivalents	$(161)	$(37,480)

Cash Flows Provided By (Used In) Operating Activities
          Net cash provided by operating activities during the three months ended March 31, 2009 was $119.5 million, compared to cash used in operating activities of $49.6 million during the three months ended March 31, 2007. The total change in cash provided by operating activities of $169.2 million is primarily attributable working capital improvements related to the collection of approximately $113.0 million in income tax receivables and the change in net income for the three months ended March 31, 2009 as compared to the same period last year.
Cash Flows Provided By (Used In) Investing Activities
          Net cash used in investing activities was $15.0 million during the three months ended March 31, 2009, compared to net cash provided by investing activities of $16.9 million during the three months ended March 31, 2008. The net change in cash provided by investing activities is primarily attributable to $49.9 million of capital expenditures offset by insurance proceeds of $34.1 million in the first quarter of 2009, as compared to the proceeds of $27.3 million from the sale of short term investments offset by capital expenditures of $10.8 million in the same period last year.
Cash Flows Used In Financing Activities
          Net cash used in financing activities was $104.7 million during the three months ended March 31, 2009, compared to $4.7 million during the three months ended March 31, 2008. The net change in cash used in financing activities is primarily attributable to a $94.8 million decrease in our revolving credit facilities and increased payments on long-term debt, principally the debt associated with the Krotz Springs refinery acquisition in July 2008.
          Cash Position and Indebtedness
          We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. As of March 31, 2009, our total cash and cash equivalents were $18.3 million and we had total debt of $1,002.3 million.

          Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facility, revolving credit facilities and retail credit facilities as of March 31, 2009:

	As of March 31, 2009
		(dollars in thousands)
	Amount Outstanding	Total Facility		Total Availability (1)
Debt, including current portion:
Term loan credit facilities	$735,025	$735,025		$—
Revolving credit facilities	181,985	900,000	(2)(3)	222,479
Retail credit facilities	85,333	85,333		—

Totals	$1,002,343	$1,720,358		$222,479

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and applicable letters of credit as of March 31, 2009 which was $473.8 million or (b) total borrowing base less outstanding borrowings and applicable letters of credit as of March 31, 2009 which was $222.5 million.

(2)	On April 9, 2009, the Alon Refining Krotz Springs, Inc. Revolving Credit Facility commitment was decreased from $300.0 million to $250.0 million, which decrease is not reflected above.

(3)	On May 7, 2009, Alon terminated a $60.0 million Letter of Credit Facility, which termination is not reflected above.
          Alon USA Energy, Inc. Credit Facilities
          Term Loan Credit Facility. On June 22, 2006, Alon entered into a Credit Agreement with Credit Suisse (the “Credit Suisse Credit Facility”) with an aggregate available commitment of $450.0 million. On August 4, 2006, Alon borrowed $400.0 million as a term loan upon consummation of the acquisition of Paramount Petroleum Corporation. On September 28, 2006, Alon borrowed an additional $50.0 million as a term loan to finance the acquisition of Edgington Oil Company. The loans under the Credit Suisse Credit Facility will mature on August 2, 2013. Principal payments of $4.5 million per annum are to be paid in quarterly installments subject to reduction from mandatory principal repayment events. At March 31, 2009 and December 31, 2008, the outstanding balance was $437.6 million and $437.8 million, respectively.
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
          Letters of Credit Facility. On July 30, 2008, Alon entered, in addition to its other revolving credit facilities, into an unsecured revolving credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as Co-Arranger, for the issuance of letters of credit in an amount not to exceed $60.0 million. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility was scheduled to terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify Alon; however, Alon notified the lenders that it was terminating this credit facility on May 7, 2009. The facility was no longer necessary due to the decline in crude oil prices, receipt of all insurance proceeds related to the Big Spring refinery fire, and the receipt of approximately $113 million in proceeds for income tax receivables. At March 31, 2009 and December 31, 2008, Alon had $0 and $51.3 million of outstanding letters of credit under this credit facility.

          Alon USA, LP Credit Facilities
          Revolving Credit Facility. Alon entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) with Israel Discount Bank of New York (“Israel Discount Bank”) on February 15, 2006, which was further amended and restated thereafter. Israel Discount Bank acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The initial commitment of the lenders under the IDB Credit Facility was $160.0 million with options to increase the commitment to $240.0 million if crude oil prices increase above certain levels or Alon increases its throughput capacity of facilities owned by subsidiaries that are parties to the IDB Credit Facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of March 31, 2009 is $240.0 million, while the borrowing base was $201.1 million.
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
          Borrowings of $3.0 million and $118.0 million were outstanding under the IDB Credit Facility at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, outstanding letters of credit under the IDB Credit Facility were $113.2 million and $30.6 million, respectively.
          Paramount Petroleum Corporation Credit Facility
          Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to the facility limit of the lesser of or the amount of the borrowing base under the facility. At March 31, 2009, the borrowing base under the Paramount Credit Facility was $215.1 million. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability as of March 31, 2009, such margin would be 1.75%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          Borrowings of $72.7 million and $11.7 million were outstanding under the Paramount Credit Facility at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, outstanding letters of credit under the Paramount Credit Facility were $76.4 million and $12.2 million, respectively.
          Alon Refining Krotz Springs, Inc. Credit Facilities
          Term Loan Credit Facility. On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302.0 million Term Loan Agreement (the “Krotz Term Loan”) with Credit Suisse, as Administrative and Collateral Agent, and a group of financial institutions. On February 16, 2009, Credit Suisse was replaced as agent by Wells Fargo Bank, N.A. The Krotz Term Loan matures in July 2014, with quarterly principal payments of $4.6 million beginning on March 31, 2009. At March 31, 2009 and December 31, 2008, the outstanding balance was $297.4 million and $302.0 million, respectively.

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
          On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into an amendment to the Krotz Term Loan to include among other things, adjustments to the maintenance financial covenants through 2010 and adjustments to the interest rates. In connection with this amendment, Alon and Alon Israel Oil Company, Ltd. will provide ARKS with an additional $50.0 million consisting of cash and letters of credit to enhance its liquidity.
          As amended, the Krotz Term Loan establishes a base rate of interest that is based on a margin over LIBOR subject to a LIBOR minimum rate of 3.25%. Currently, principal under the Krotz Term Loan bears interest at a rate of 11.75%.
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
          On December 18, 2008, ARKS entered into an amendment to the ARKS Facility with BOA. This amendment increased the Applicable Margin, amended certain elements of the Borrowing Base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400.0 million to $300.0 million. Under these circumstances, the facility limit will be the lesser of $300.0 million or the amount of the borrowing base, although the amendment contains a feature that will allow for an increase in the facility size to $400.0 million subject to approval by both parties.
          On April 9, 2009, the ARKS Facility was further amended to include among other things, a reduction to the commitment from $300.0 million to $250.0 million with the ability to increase the facility size to $275.0 million upon request by ARKS and under certain circumstances up to $400.0 million. This amendment also increased the Applicable Margin, amended certain elements of the borrowing base calculation and required a monthly fixed charge coverage ratio.
          At March 31, 2009, the ARKS Facility size was $300.0 million and the borrowing base was $192.8 million.
          Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR, currently 4.0% or a margin over the base rate, currently 2.50%.
          At March 31, 2009 and December 31, 2008, the ARKS Facility had an outstanding loan balance of $106.3 million and $147.1 million and outstanding letters of credit of $54.7 million and $68.3 million, respectively.
          The ARKS Facility also contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging and certain restricted payments.
          Retail Credit Facilities
          On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent now known as Wells Fargo Bank, N.A.

          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At March 31, 2009 and December 31, 2008, the outstanding balance was $84.4 million and $86.0 million, respectively, and there were no further amounts available for borrowing.
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by Alon, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The Amended Wachovia Credit Facility also contains customary restrictive covenants on the activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The Amended Wachovia Credit Facility also includes one annual financial covenant.
          Other Retail Related Credit Facilities
          In 2003, Alon obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2009 and December 31, 2008, the outstanding balance was $0.9 million and $0.9 million, respectively.
          On October 8, 2008, certain of these loans matured and the unpaid balance of $0.2 million was refinanced with another mortgage loan maturing in October 2013.
Capital Spending
          Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2009 is $80.8 million, excluding capital expenditures to rebuild the Big Spring refinery, of which $47.8 million is related to regulatory and compliance projects, $15.4 million is related to turnaround and chemical catalyst, and $17.6 million is related to various improvement and sustaining projects. Approximately $17.7 million has been spent as of March 31, 2009.
          Clean Air Capital Expenditures. We expect to spend approximately $15.6 million in the aggregate in 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $15.4 million during 2009 relating to turnaround and chemical catalyst. Approximately $7.4 million has been spent as of March 31, 2009 compared to $1.6 million for the same period in 2008.
Contractual Obligations and Commercial Commitments
          There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
          Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2008.
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
          We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2009, we held approximately 6.0 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $49.57 per barrel. Market value exceeded carrying value of LIFO costs by $7.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $6.0 million.
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

          The following table provides information about our derivative commodity instruments as of March 31, 2009:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
					(in thousands)

Forwards-long (Crude)	81,000	$43.91	$—	$3,557	$3,787	$230
Forwards-short (Crude)	(90,000)	—	47.51	(4,276)	(4,333)	(57)
Forwards-short (Gasoline)	(200,000)	—	57.19	(11,438)	(11,192)	246
Forwards-short (Diesel)	(25,000)	—	50.05	(1,251)	(1,426)	(175)
Futures-long (Crude Calls – Asphalt)	140,000	4.68	—	655	708	53
Futures-short (Crude)	(320,000)	—	50.24	(16,078)	(15,891)	187
Futures-long (Heating Oil)	25,000	61.95	—	1,549	1,436	(113)
Futures-short (Heating Oil)	(15,000)	—	58.23	(874)	(862)	12

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
Futures-crack spread (Heating Oil)	10,323,875	$21.47	$8.02	$221,649	$82,829	$138,819
Futures-long (SPR swaps)	672,000	$100.21	$60.96	$67,340	$40,967	$(26,373)
Interest Rate Risk
          As of March 31, 2009, $1,002.3 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Amended Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and 1.5% per annum, respectively. As of March 31, 2009, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $6.5 million per annum.
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

PART II. OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          In connection with an $80.0 million investment by Alon Israel Oil Company, Ltd. (“Alon Israel”) in Alon Refining Louisiana, Inc. (“ARL”), a subsidiary formed in connection with the acquisition of the Krotz Springs, Louisiana refinery, ARL issued 80,000 shares of Series A Preferred Stock, par value $1,000 per share (the “Preferred Shares”), to Alon Israel. Dividends on the Preferred Shares accrue and are payable quarterly at a rate of 10.75% per annum. To date ARL has not made any such dividend payments. As of March 31, 2009, dividends in arrears in respect of the Preferred Shares were $6.5 million in the aggregate.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1†	First Amendment Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 27, 2009, SEC File No. 001-32567).

10.2	Second Amendment to Loan and Security Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on April 27, 2009, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

†	Filed under confidential treatment request.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: May 8, 2009	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: May 8, 2009	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: May 8, 2009	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1†	First Amendment Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 27, 2009, SEC File No. 001-32567).

10.2	Second Amendment to Loan and Security Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on April 27, 2009, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

†	Filed under confidential treatment request.