Form 10-Q
period 2009-06-30
Alon USA Energy, Inc.
filed 2009-08-06
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-32567

Alon USA Energy, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	74-2966572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2009 was 46,819,862.

CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,477	$18,454
Accounts and other receivables, net	199,452	204,576
Income tax receivable	—	116,564
Inventories	317,589	232,320
Current portion of heating oil crack spread hedge	—	75,405
Prepaid expenses and other current assets	11,604	6,353

Total current assets	572,122	653,672

Equity method investments	44,540	37,661
Property, plant, and equipment, net	1,474,759	1,448,959
Goodwill	105,943	105,943
Non-current portion of heating oil crack spread hedge	—	42,080
Other assets	75,175	125,118

Total assets	$2,272,539	$2,413,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$366,281	$233,004
Accrued liabilities	137,937	111,317
Current portion of long-term debt	15,089	28,397
Deferred income tax liability	—	30,570

Total current liabilities	519,307	403,288

Other non-current liabilities	106,532	104,190
Long-term debt	819,266	1,075,172
Deferred income tax liability	287,412	293,916

Total liabilities	1,732,517	1,876,566

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,819,862 and 46,814,021 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	468	468
Additional paid-in capital	183,913	183,642
Accumulated other comprehensive loss, net of income tax	(36,297)	(37,354)
Retained earnings	286,160	287,895

Total stockholders’ equity	434,244	434,651

Non-controlling interest in subsidiaries	17,178	17,916
Preferred stock of subsidiary including accumulated dividends	88,600	84,300

Total equity	540,022	536,867

Total liabilities and equity	$2,272,539	$2,413,433

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales (1)	$1,106,398	$1,244,671	$1,828,578	$2,265,434
Operating costs and expenses:
Cost of sales	988,318	1,252,392	1,528,048	2,221,389
Direct operating expenses	71,345	40,546	140,209	82,835
Selling, general and administrative expenses	31,581	27,802	63,496	56,656
Net costs associated with fire	—	9,374	—	25,836
Depreciation and amortization	23,561	13,507	45,651	27,252

Total operating costs and expenses	1,114,805	1,343,621	1,777,404	2,413,968

Gain on involuntary conversion of assets	—	96,588	—	96,588
Gain (loss) on disposition of assets	(1,600)	42,935	(1,600)	45,246

Operating income (loss)	(10,007)	40,573	49,574	(6,700)
Interest expense	(21,023)	(10,736)	(49,279)	(21,392)
Equity earnings of investees	8,376	1,292	8,373	1,608
Other income, net	191	373	448	1,118

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(22,463)	31,502	9,116	(25,366)
Income tax expense (benefit)	(7,549)	11,860	3,446	(9,233)

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(14,914)	19,642	5,670	(16,133)
Non-controlling interest in income (loss) of subsidiaries	(1,724)	1,415	(641)	(782)
Accumulated dividends on preferred stock of subsidiary	2,150	—	4,300	—

Net income (loss) available to common stockholders	$(15,340)	$18,227	$2,011	$(15,351)

Earnings (loss) per share, basic	$(0.33)	$0.39	$0.04	$(0.33)

Weighted average shares outstanding, basic (in thousands)	46,809	46,782	46,807	46,782

Earnings (loss) per share, diluted	$(0.33)	$0.38	$0.04	$(0.33)

Weighted average shares outstanding, diluted (in thousands)	46,809	46,802	46,810	46,782

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

(1)	Includes excise taxes on sales by the retail segment of $11,770 and $9,319 for the three months and $22,814 and $18,973 for the six months ended June 30, 2009 and 2008, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,011	$(15,351)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	45,651	27,252
Stock compensation	381	222
Deferred income tax expense	(35,977)	30,605
Non-controlling interest in income (loss) of subsidiaries	(641)	(782)
Equity earnings of investees (net of dividends)	(6,879)	(239)
Accumulated dividends on preferred stock of subsidiary	4,300	—
Gain on involuntary conversion of assets	—	(96,588)
(Gain) loss on disposition of assets	1,600	(45,246)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(24,001)	(74,244)
Income tax receivable	112,952	—
Inventories	(85,269)	9,791
Heating oil crack spread hedge	117,485	—
Prepaid expenses and other current assets	(410)	(920)
Other assets	8,318	549
Accounts payable	172,558	136,282
Accrued liabilities	(10,123)	(9,337)
Other non-current liabilities	(4,992)	(4,070)

Net cash provided by (used in) operating activities	296,964	(42,076)

Cash flows from investing activities:
Capital expenditures	(29,244)	(19,524)
Capital expenditures to rebuild the Big Spring refinery	(39,281)	(160,341)
Capital expenditures for turnarounds and catalysts	(10,314)	(2,069)
Proceeds from insurance to rebuild Big Spring refinery	34,125	121,918
Escrow deposit and costs relating to the Krotz Springs refinery acquisition	—	(18,283)
Sale of short-term investments, net	—	27,296

Net cash used in investing activities	(44,714)	(51,003)

Cash flows from financing activities:
Dividends paid to stockholders	(3,746)	(3,745)
Dividends paid to non-controlling interest stockholders	(288)	(242)
Deferred debt issuance costs	(3,979)	—
Revolving credit facilities, net	(126,506)	51,000
Payments on long-term debt	(92,708)	(8,653)

Net cash (used in) provided by financing activities	(227,227)	38,360

Net increase (decrease) in cash and cash equivalents	25,023	(54,719)
Cash and cash equivalents, beginning of period	18,454	68,615

Cash and cash equivalents, end of period	$43,477	$13,896

Supplemental cash flow information:
Cash paid for interest	$48,477	$19,674

Cash paid (net of refunds received) for income tax	$(106,511)	$22,229

Non-cash activities:
Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$(50,000)	$—

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
          (c) New Accounting Standards
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. There was no effect on Alon’s results of operations or financial position, and the required disclosures are included in Note 18.
          In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans. The disclosures are intended to provide users of financial statements an understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FAS 132(R)-1 is effective for years ending after December 15, 2009.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	December 31,		December 31,
	2008	Adjustments	2008
	(as previously
	reported)		(recast)
Total stockholders’ equity	$431,919	$2,732	$434,651
Non-controlling interest in subsidiaries (1)	—	17,916	17,916
Preferred stock of subsidiary including accumulated dividends (1)	—	84,300	84,300

Total equity	$431,919	$104,948	$536,867

(1)	Previously reported outside of equity.
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
          For purposes of financial reporting, Alon recorded costs associated with the fire on a pre-tax basis net of anticipated insurance recoveries and reflected this as a separate line item on the consolidated statements of operations. For the three and six months ended June 30, 2008, Alon recorded pre-tax costs of $9,374 and $25,836, respectively, associated with the fire. The components of the net costs as of June 30, 2008 include: $8,374 and $20,046 for the three and six months ended June 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $1,000 and $5,000 for the three and six months ended June 30, 2008, respectively, for Alon’s insurance deductibles under the insurance policies described above; and $790 of depreciation for the temporarily idled facilities for the six months ended June 30, 2008.
          Gross costs, for which insurance recoveries were recognized as of June 30, 2008, were $155,219, which included costs associated with: the demolition of destroyed equipment and clean up of the impacted area; inspections and repairs to damaged facilities and losses of crude oil and product inventory.
          Alon received $385,000 of insurance proceeds during 2008 and 2009, of which $150,000 of insurance proceeds were received through June 2008.
          With the insurance proceeds received of $150,000 through June 30, 2008, an involuntary gain on conversion of assets of $96,588 was recorded for the proceeds received in excess of the book value of assets impaired of $25,330 and the demolition and repair expenses of $28,082 incurred through June 30, 2008.

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
          The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southeast and East Coast markets through a pipeline operated by the Colonial Pipeline Company. The 2009 refined product mix from the Krotz Springs refinery consisted of approximately 98% light products, with the following yields: 46% gasoline, 43% distillates and light cycle oils, 9% petrochemicals and 2% of heavy products.
          The cash portion of the purchase price and working capital payment were funded in part by borrowings under a $302,000 term loan credit facility and borrowings under a $400,000 revolving credit facility (Note 12).
          Additionally, funds for a portion of the purchase price were provided through an $80,000 equity investment by Alon Israel Oil Company, Ltd., the Company’s majority stockholder, in preferred stock of a new Alon holding company subsidiary, which may be exchanged for shares of Alon common stock (see Note 16). The shares of the new subsidiary have a par value of $1,000.00 per share and accrue dividends at a rate of 10.75% per annum. The dividends are cumulative and paid upon approval of Alon’s board of directors. In addition, Alon Israel Oil Company, Ltd. provided for the issuance of $55,000 in letters of credit to support increased borrowing capacity under the $400,000 revolving credit facility. A committee of independent and disinterested members of Alon’s board of directors negotiated and approved these transactions.
          The purchase price has been preliminarily allocated based on estimated fair values of the assets and liabilities acquired at the date of acquisition, pending the completion of an independent appraisal and other evaluations. The purchase price has been preliminarily determined as set forth below:

Cash paid	$474,494
Transaction costs	6,517

Total purchase price	$481,011

          The purchase price was preliminarily allocated as follows:

Current assets	$145,859
Property, plant and equipment	376,702
Current liabilities	(29,309)
Other non-current liabilities	(12,241)

Total purchase price	$481,011

          In connection with the acquisition, Alon entered into an earnout agreement with Valero, dated as of July 3, 2008, that provides for up to three annual payments to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in the preceding twelve month period compared to minimum thresholds. Each of the earnout payments, if applicable, shall be paid on each of the first three anniversaries of the date of the earnout agreement. As a result, $35,000 is reflected as an addition to property, plant and equipment with increases of $24,000 to accrued liabilities and $11,000 to other non-current liabilities on the consolidated balance sheet at June 30, 2009.
          Alon and Valero also entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low-sulfur diesel, jet fuel, light cycle oil, high sulfur diesel, No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry,

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
low-sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
          Unaudited Pro Forma Financial Information
          The consolidated statements of operations include the results of the Krotz Springs refinery acquisition from July 1, 2008. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of the Krotz Springs refining business occurred on January 1, 2008;

•	$302,000 of term debt and $141,494 of borrowings under the revolver was incurred on January 1, 2008 to fund the acquisition and buy initial inventories; and

•	Depreciation expense was higher beginning January 1, 2008 based upon the revaluation of estimated asset values as of that date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(pro forma)	(unaudited)	(pro forma)
Net sales	$1,106,398	$2,152,278	$1,828,578	$3,805,063
Operating income (loss)	(10,007)	8,821	49,574	(63,081)
Net income (loss)	(15,340)	(10,190)	2,011	(67,207)
Earnings (loss) per share, basic and diluted	$(0.33)	$(0.22)	$0.04	$(1.44)

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
          (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 306 owned and leased convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business primarily markets gasoline and diesel under the FINA brand name in the Southwestern and South Central United States, through a network of approximately 670 locations, including Alon’s convenience stores. Additionally, Alon’s retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to 317 licensed locations that are not under fuel supply agreements with Alon. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels obtained from third-party suppliers. In the first quarter of 2009, approximately 92% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire, the motor fuels sold by Alon’s convenience stores and by branded marketing during the three and six months ended June 30, 2008 were primarily acquired from third-party suppliers.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
          Segment data as of and for the three-month and six-month periods ended June 30, 2009 and 2008 are presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended June 30, 2009
Net sales to external customers	$774,457	$125,480	$206,461	$—	$1,106,398
Intersegment sales/purchases	123,062	(70,348)	(52,714)	—	—
Depreciation and amortization	19,459	542	3,412	148	23,561
Operating income (loss)	(18,352)	6,284	2,399	(338)	(10,007)
Total assets	1,783,680	276,316	197,556	14,987	2,272,539
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	27,022	414	894	654	28,984

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended June 30, 2008
Net sales to external customers	$690,122	$177,277	$377,272	$—	$1,244,671
Intersegment sales/purchases	179,437	(99,773)	(79,664)	—	—
Depreciation and amortization	9,210	536	3,538	223	13,507
Operating income (loss)	38,462	2,653	(168)	(374)	40,573
Total assets	1,218,458	267,011	241,353	10,312	1,737,134
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	170,722	62	40	319	171,143

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Six Months ended June 30, 2009
Net sales to external customers	$1,278,407	$176,240	$373,931	$—	$1,828,578
Intersegment sales/purchases	206,040	(114,876)	(91,164)	—	—
Depreciation and amortization	37,496	1,080	6,780	295	45,651
Operating income (loss)	61,847	(15,374)	3,776	(675)	49,574
Total assets	1,783,680	276,316	197,556	14,987	2,272,539
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	75,918	576	1,113	1,232	78,839

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Six Months ended June 30, 2008
Net sales to external customers	$1,297,691	$281,217	$686,526	$—	$2,265,434
Intersegment sales/purchases	343,907	(201,692)	(142,215)	—	—
Depreciation and amortization	18,840	1,068	6,898	446	27,252
Operating income (loss)	(4,099)	724	(2,577)	(748)	(6,700)
Total assets	1,218,458	267,011	241,353	10,312	1,737,134
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	180,034	275	1,167	458	181,934
          Operating income (loss) for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, net costs associated with fire, depreciation and amortization, gain on involuntary conversion of assets and gain (loss) on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of net property, plant and equipment, inventories, cash, and cash equivalents, accounts and other receivables, insurance receivable, income tax receivables, prepaid and other current assets, equity method investments, goodwill and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (5) Cash and Cash Equivalents
          Alon considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
     (6) Fair Value
          The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amount of long-term debt approximates fair value. The fair value of futures and forwards contracts is determined using level 1 inputs. The fair value of commodity and interest rate swaps is measured using level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market corroborated prices.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at June 30, 2009 and December 31, 2008, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2009
Assets:
Futures and forwards	$1,077	$—	$—	$1,077
Liabilities:
Commodity swaps	—	15,157	—	15,157
Interest rate swaps	—	20,461	—	20,461

As of December 31, 2008
Assets:
Commodity swaps	$—	$117,485	$—	$117,485
Liabilities:
Futures and forwards	1,197	—	—	1,197
Commodity swaps	—	25,473	—	25,473
Interest rate swaps	—	26,100	—	26,100
     (7) Derivative Financial Instruments
     Commodity Derivatives – Mark to Market
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
          At June 30, 2009, Alon held net forward contracts for purchases of 180,000 barrels of crude and sales of 250,000 barrels of refined products at an average price of $69.07 per barrel. At June 30, 2008, Alon held net forward contracts for purchases of 10,000 barrels of diesel and purchases and sales of 25,000 barrels of gasoline at an average price of $154.09 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $1,220 and an unrealized loss of $58 have been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively.
          At June 30, 2009, Alon also held net futures contracts for sales of 72,000 barrels of refined products and sales of 176,000 barrels of crude at an average price of $69.40 per barrel. Additionally, at June 30, 2009, Alon had calls at an average purchase price of $5.04 per barrel for the purchase of 99,000 barrels of crude at an average strike price of $60.00 per barrel. At June 30, 2008, Alon held net futures contracts for sales of 285,000 barrels of crude oil and purchases and sales of 16,000 barrels of heating oil at an average price of $130.71 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $143 and $2,649 has been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively.
          At June 30, 2009, Alon held futures contracts for 434,000 barrels of crude swaps at an average spread of $74.80 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
contracts are recorded at their fair market values and an unrealized loss of $15,157 has been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2009.
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
          Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of June 30, 2009, Alon had interest rate swap agreements with a notional amount of $350,000 for remaining periods of 1.25 to 3.5 years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the six months ended June 30, 2009 and 2008, Alon recognized in accumulated other comprehensive income an unrealized after-tax gain of $3,665 and after-tax loss of $2,072, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three and six months ended June 30, 2009 and 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
          Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery (Note 3), Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. In April 2009, Alon completed an unwind of these futures contracts for $139,290.
          Gains of $3,068 and $4,014 have been reclassified from accumulated other comprehensive income to earnings in the three and six months ending June 30, 2009, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the 16 month period beginning July 1, 2009 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
          The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

June 30,
Counterparty Credit Quality (1)	2009
AAA	$(9,094)
AA	(26,926)
A	1,479
Lower than A	—

Total	$(34,541)

(1)	As determined by nationally recognized statistical ratings organizations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under FAS 133:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$(143)	Accrued liabilities	$13,937

Total derivatives not designated as hedging instruments under FAS 133		$(143)		$13,937

Derivatives designated as hedging instruments under FAS 133:

Interest rate swaps		$—	Other non-current liabilities	$20,461

Total derivatives designated as hedging instruments under FAS 133		—		20,461

Total derivatives		$(143)		$34,398

     The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income.

				Gain (Loss) Reclassified
				from Accumulated OCI into
		Gain (Loss) Reclassified from		Income (Ineffective Portion
	Gain (Loss)	Accumulated OCI into Income		and Amount Excluded from
Cash Flow Hedging	Recognized in	(Effective Portion)		Effectiveness Testing)
Relationships	OCI	Location	Amount	Location	Amount
For the Three Months Ended June 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$3,068		$—
Interest rate swaps	4,602	Interest expense	(3,557)		—

Total derivatives	$4,602		$(489)		$—

For the Six Months Ended June 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$4,014		$—
Interest rate swaps	5,639	Interest expense	(7,003)		—

Total derivatives	$5,639		$(2,989)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Gain (Loss) Recognized in Income
	Location	Amount
Derivatives not designated as hedging instruments under FAS 133:
For the Three Months Ended June 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(14,006)
Commodity contracts (heating oil swaps)	Cost of sales	471
Commodity contracts (SPR swaps)	Cost of sales	1,973

Total derivatives		$(11,562)

For the Six Months Ended June 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(14,490)
Commodity contracts (heating oil swaps)	Cost of sales	41,182
Commodity contracts (SPR swaps)	Cost of sales	1,074

Total derivatives		$27,766

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
          Carrying value of inventories consisted of the following:

	June 30,	December 31,
	2009	2008
Crude oil, refined products, asphalt and blendstocks	$275,717	$192,997
Materials and supplies	17,783	16,456
Store merchandise	19,175	19,875
Store fuel	4,914	2,992

Total inventories	$317,589	$232,320

          Crude oil, refined products, asphalt and blendstock inventories totaled 5,142,000 barrels and 4,003,000 barrels as of June 30, 2009 and December 31, 2008, respectively.
          Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $71,132 and $4,022 at June 30, 2009 and December 31, 2008, respectively.
     (9) Property, Plant and Equipment, net
          Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Refining facilities	$1,495,169	$1,430,896
Pipelines and terminals	39,181	39,161
Retail	135,441	134,263
Other	14,276	13,052

Property, plant and equipment, gross	1,684,067	1,617,372
Less accumulated depreciation	(209,308)	(168,413)

Property, plant and equipment, net	$1,474,759	$1,448,959

     (10) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (a) Other Assets

	June 30,	December 31,
	2009	2008
Deferred turnaround and chemical catalyst cost	$18,082	$11,684
Environmental receivables	3,048	8,524
Deferred debt issuance costs	36,060	35,648
Intangible assets	6,703	7,055
Deposit for hedge related activities for Krotz Springs refinery acquisition	—	50,000
Other	11,282	12,207

Total other assets	$75,175	$125,118

          (b) Accrued Liabilities and Other Non-Current Liabilities

	June 30,	December 31,
	2009	2008
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$20,868	$27,789
Employee costs	5,922	4,884
Commodity swaps	8,886	26,670
Contingent liability	24,000	—
Other	78,261	51,974

Total accrued liabilities	$137,937	$111,317

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net (Note 11)	$37,030	$35,989
Environmental accrual	28,956	33,181
Interest rate swap valuations	20,461	26,100
Contingent liability	11,000	—
Other	9,085	8,920

Total other non-current liabilities	$106,532	$104,190

          (c) Comprehensive Income
          The following table displays the computation of total comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	$(14,914)	$19,642	$5,670	$(16,133)

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax	1,408	(26,242)	1,136	(36,577)

Total other comprehensive income (loss), net of tax	1,408	(26,242)	1,136	(36,577)

Comprehensive income (loss)	(13,506)	(6,600)	6,806	(52,710)

Comprehensive income attributable to non-controlling interest (including accumulated dividends on preferred shares of subsidiary)	527	(175)	3,740	3,214

Comprehensive income attributable to common stockholders	$(14,033)	$(6,425)	$3,066	$(55,924)

          The following table displays the components of accumulated other comprehensive loss, net of tax.

	June 30,	December 31,
	2009	2008
Unrealized losses on cash flow hedges, net of tax	$(16,948)	$(18,005)
Pension and post-employment benefits, net of tax	(19,349)	(19,349)

Accumulated other comprehensive loss, net of tax	$(36,297)	$(37,354)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (11) Employee and Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. Alon’s funding policy is to contribute annually not less than the minimum required or more than the maximum amount that can be deducted for federal income tax purposes. Alon’s estimated contributions during 2009 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2008. For the six months ended June 30, 2009 and 2008, Alon contributed $1,395 and $1,735, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$836	$457	$1,673	$914
Interest cost	840	748	1,681	1,496
Expected return on plan assets	(839)	(822)	(1,679)	(1,644)
Amortization of net loss	263	(147)	526	(94)

Net periodic benefit cost	$1,100	$236	$2,201	$672

     (12) Long-Term Debt
          A summary of Alon’s long-term debt follows:

	June 30,	December 31,
	2009	2008
Term loan credit facilities	$600,319	$739,810
Revolving credit facilities	150,312	276,818
Retail credit facilities	83,724	86,941

Total debt	834,355	1,103,569
Less current portion	(15,089)	(28,397)

Total long-term debt	$819,266	$1,075,172

          (a) Alon USA Energy, Inc. Credit Facilities
          Term Loan Credit Facility. The loans under the credit agreement with Credit Suisse (“the Credit Suisse Credit Facility”), with an original principal of $450,000, will mature on August 2, 2013. Principal payments of $4,500 per annum are to be paid in quarterly installments subject to reduction from mandatory principal repayment events. At June 30, 2009 and December 31, 2008, the outstanding balance was $436,500 and $437,810, respectively.
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
          Letters of Credit Facility. On July 30, 2008, Alon entered into an unsecured revolving credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as Co-Arranger, for the issuance of letters of credit in an amount

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
not to exceed $60,000. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility was scheduled to terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify Alon; however, Alon notified the lenders on May 7, 2009 that it was terminating this facility. The facility was no longer necessary due to the decline in crude oil prices, receipt of all insurance proceeds related to the Big Spring refinery fire and the receipt of approximately $113,000 in proceeds for income tax receivables. At December 31, 2008, Alon had $51,283 of outstanding letters of credit under this credit facility.
          (b) Alon USA, LP Credit Facilities
          Revolving Credit Facility. Alon entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) with Israel Discount Bank of New York (“Israel Discount Bank”) on February 15, 2006, which was further amended and restated thereafter. Israel Discount Bank acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of June 30, 2009 is $240,000.
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
          Borrowings of $39,500 and $118,000 were outstanding under the IDB Credit Facility at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, outstanding letters of credit under the IDB Credit Facility were $135,508 and $30,561, respectively.
          On July 31, 2009, Alon entered into an amendment to the IDB Credit Facility, which was effective on August 3, 2009. This amendment extended the maturity date of the facility to January 1, 2013 and fixed the size of the IDB Credit Facility at $240,000. Additionally, the amendment increased the borrowing rate to the Eurodollar rate plus 3.00% or the IDB prime rate plus 1.00%. Both rates are subject to an overall floor of 4.00%.
          (c) Paramount Petroleum Corporation Credit Facility
          Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability June 30, 2009, the margin was 1.75%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          Borrowings of $110,812 and $11,713 were outstanding under the Paramount Credit Facility at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, outstanding letters of credit under the Paramount Credit Facility were $82,378 and $12,212, respectively.
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
          On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into a first amendment agreement to the Krotz Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge of which $133,581 of proceeds were used to reduce the Krotz Term Loan principal balance. Also as part of the first amendment, less restrictions were placed on the maintenance financial covenants through 2010. The amended Krotz Term Loan currently bears interest at LIBOR plus a blended average spread of 9.8% per annum and a minimum LIBOR floor of 3.25% per annum.
          The Krotz Term Loan matures in July 2014, with the next quarterly principal payments beginning on March 31, 2010. At June 30, 2009 and December 31, 2008, the outstanding balance was $163,819 and $302,000, respectively.
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
     On April 9, 2009, the ARKS Facility was further amended to include among other things, a reduction to the commitment from $300,000 to $250,000 with the ability to increase the facility size to $275,000 upon request by ARKS and under certain circumstances up to $400,000. This amendment also increased the applicable margin, amended certain elements of the borrowing base calculation and required a monthly fixed charge coverage ratio.
     At June 30, 2009, the ARKS Facility size was $250,000.
     Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR which currently is 4.0%.
     At June 30, 2009, the ARKS Facility had no outstanding loan balance and outstanding letters of credit of $150,366. At December 31, 2008, the ARKS Facility had an outstanding loan balance of $147,105 and outstanding letters of credit of $68,273.
     The ARKS Facility also contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions and certain restricted payments.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (d) Retail Credit Facilities
          On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent now known as Wells Fargo Bank, N.A.
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At June 30, 2009 and December 31, 2008, the outstanding balance was $82,861 and $86,028, respectively, and there were no further amounts available for borrowing.
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
          (e) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At June 30, 2009 and December 31, 2008, the outstanding balance was $863 and $913, respectively.
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
          Compensation expense for the restricted stock grants amounted to $20 and $34 for the three months ended June 30, 2009 and 2008, respectively, and $31 and $62 for the six months ended June 30, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes.
          The following table summarizes the restricted share activity from January 1, 2008:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2008	26,918	$21.74
Granted	5,577	13.45
Vested	(24,833)	20.54
Forfeited	—	—

Nonvested at December 31, 2008	7,662	$19.58
Granted	5,841	12.84
Vested	(3,277)	22.89
Forfeited	—	—

Nonvested at June 30, 2009	10,226	$14.67

          As of June 30, 2009, there was $107 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.34 years. The fair value of shares vested-to-date in 2009 was $42.
          Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 Stock Appreciation Rights (“SARs”) to certain officers and key employees. The SARs have a grant price equal to $28.46, the closing price of Alon’s common stock on the date of grant. Additionally, in July 2008, an award of 12,000 SARs was granted to certain employees at the close of the Krotz Springs refinery acquisition at a grant price equal to $14.23. An award of 10,000 SARs was also granted in December 2008 at a grant price equal to $14.23. SARs vest and become exercisable over a four-year vesting period as follows: 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. When exercised, SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the exercise date.
          On March 7, 2009, 180,833 SARs vested. These SARs remain unexercised due to the grant price exceeding the stock price.
          Compensation expense for the SARs grants amounted to ($60) and $273 for the three months ended June 30, 2009 and 2008, respectively, and $240 and $545 for the six months ended June 30, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
          (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $0 and ($590) for the three months ended June 30, 2009 and 2008, respectively, and $110 and ($385) for the six months ended June 30, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the six months ended June 30, 2009 and for the year ended December 31, 2008:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2008	5,216	$100	1,959	$100
Granted	—	—	—	—
Exercised	(2,423)	100	(910)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2008	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at June 30, 2009	2,793	$100	1,049	$100

          The aggregate intrinsic value of options exercised in the six months ended June 30, 2009 was $0.
     (14) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On June 15, 2009, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock.
     (15) Earnings Per Share (per share in dollars)
          Basic earnings (loss) per share are calculated as net income (loss) available to common stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and SARs using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
          The calculation of earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(15,340)	$18,227	$2,011	$(15,351)
Average number of shares of common stock outstanding	46,809	46,782	46,807	46,782
Dilutive restricted shares, SARs and conversion of preferred shares	—	20	3	—

Average number of shares of common stock outstanding assuming dilution	46,809	46,802	46,810	46,782

Earnings (loss) per share – basic	$(0.33)	$0.39	$0.04	$(0.33)

Earnings (loss) per share – diluted *	$(0.33)	$0.38	$0.04	$(0.33)

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three months ended June 30, 2009 was anti-dilutive and therefore excluded from the calculation, but for the three months ended June 30, 2008 the adjustment was $675. The income adjustment effect for the six months ended June 30, 2009 and 2008 is anti-dilutive and therefore excluded from the calculation. Additionally, net income for the three and six months ended June 30, 2009 was not adjusted for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock because their effects were anti-dilutive.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (16) Related Party Transactions
          Sale of Preferred Shares
          On July 3, 2008, the Company completed the acquisition from Valero of all of the capital stock of Valero Refining Company-Louisiana, a corporation that owned Valero’s refining business and related assets located in Krotz Springs, Louisiana, through ARKS. The purchase price was $333,000 in cash plus approximately $141,494 for working capital, including inventories. The cash portion of the purchase price and working capital payment were funded in part by proceeds from the sale to Alon Israel Oil Company, Ltd., the majority stockholder of the Company, (“Alon Israel”) of 80,000 shares of Series A Preferred Stock, par value $1,000.00 per share (the “Original Preferred Shares”), of ARL, for an aggregate purchase price of $80,000. The sale of the Original Preferred Shares was completed pursuant to the Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of July 3, 2008, by and between ARL and Alon Israel. Pursuant to the terms of the Stock Purchase Agreement, Alon Israel was also required to cause letters of credit in the amount of $55,000 (the “Original L/Cs”) to be issued for the benefit of Bank of America, N.A. in order to support the borrowing base of ARKS.
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
          If the Call Option is not exercised by Alon Louisiana Holdings or the Company, the Preferred Shares are exchangeable for shares of Company common stock in accordance with the terms of the Stockholders Agreement. Specifically, (1) the Preferred Shares may be exchanged at the election of either the Company or Alon Israel, for shares of Company common stock upon a change of control of either ARL or the Company; (2) in the event that the Call Option is not exercised, Alon Israel will have the option to exchange Preferred Shares it then holds for Company common stock during a 5-business day period beginning on the first day on which the Company’s securities trading window is open after each of January 3, 2010, July 1, 2010 and January 1, 2011; and (3) if not so exchanged, all of the Preferred Shares will be mandatorily exchanged for shares of Company common stock on July 3, 2011.
          Pursuant to the Stockholders Agreement, in the event that any L/C is drawn upon by beneficiaries of an L/C, a promissory note will be issued by Alon Louisiana Holdings in favor of Alon Israel for the amount of any such drawn L/Cs. This promissory note will provide that the Company may exchange the promissory note for shares of Company common stock.

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
          Offtake Agreement with Valero
          In connection with the Krotz Springs refinery acquisition (Note 3), Alon and Valero also entered into an offtake agreement that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low-sulfur diesel, jet fuel, light cycle oil, high sulfur No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low-sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products.
          (b) Contingencies
          Alon is involved in various claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material adverse effect on Alon’s financial position, results of operations or liquidity.
          SemGroup, LP Bankruptcy
          On July 22, 2008, SemMaterials, a customer of Alon, filed a petition under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2009, SemMaterials owed approximately $32,000 to Alon of which approximately $11,000 is part of an administrative claim. Alon believes that the administrative claim will be paid after a reorganization plan is approved by the United States Bankruptcy Court in Delaware.
          Alon believes that the remainder of its claim is an unsecured claim. Alon reserved $20,000 of the outstanding balance in net costs associated with fire in the consolidated statements of operations during the third and fourth quarters of 2008.
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
          Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations beyond the next 15 years is impossible to determine with any degree of reliability.
          Alon has accrued environmental remediation obligations of $31,757 ($2,801 current payable and $28,956 non-current liability) at June 30, 2009 and $35,833 ($2,652 current payable and $33,181 non-current liability) at December 31, 2008.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,948 and non-current receivable of $3,048 at June 30, 2009.
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $1,006 at June 30, 2009.
     (18) Subsequent Event
          The Company has evaluated subsequent events through August 6, 2009, the date of issuance of our consolidated balance sheet and consolidated statement of operations.
          Dividend Declared
          On August 5, 2009, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on September 15, 2009 to stockholders of record at the close of business on August 31, 2009.

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
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. In the first six months of 2009, approximately 92% of the motor fuel requirements of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the three and six months ended June 30, 2008.
          We market gasoline and diesel under the FINA brand name through a network of approximately 670 locations, including our convenience stores. Other than in 2008 due to the February 18, 2008 fire, approximately 50% of the gasoline and 10% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to 317 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
Second Quarter Operational and Financial Highlights
          Second quarter of 2009 operating loss was ($10.0) million, compared to operating income of $40.6 million in the same period last year. Operating income in 2009 was lower compared with 2008 principally due to the recognition of net gains from the involuntary conversion of assets and the gain on disposition of assets in the second quarter of 2008. These 2008 gains were partially offset by an increase in production volumes in 2009 as a result of the rebuild of the Big Spring refinery and the assets acquired in the Krotz Springs refinery acquisition. Other operational and financial highlights for the second quarter of 2009 include the following:
•	The combined refineries throughput for the second quarter of 2009 averaged 159,856 barrels per day (“bpd”), consisting of an average of 61,573 bpd at the Big Spring refinery, an average of 39,825 bpd at the California refineries and an average of 58,458 bpd at the Krotz Springs refinery compared to a combined average of 70,244 bpd in the second quarter of 2008, consisting of an average of 32,390 bpd at the Big Spring refinery and an average of 37,854 bpd at the California refineries.

•	Our average refinery operating margin for the Big Spring refinery increased $13.34 per barrel to $5.37 per barrel for the three months ended June 30, 2009, compared to ($7.97) per barrel for the three months ended June 30, 2008. This increase was attributable mainly to the 2008 fire at the Big Spring refinery.

•	Our California refineries operating margin for the three months ended June 30, 2009 increased $8.70 per barrel to $2.47 per barrel, compared to ($6.23) per barrel for the three months ended June 30, 2008. This increase was primarily from a 52% decrease in WTI prices from an average of $124.00 per barrel in the second quarter of 2008 to an average of $59.54 per barrel in the second quarter of 2009.

•	The average operating margin for the Krotz Springs refinery for the three months ended June 30, 2009 was $5.85 per barrel.

•	The second quarter of 2009 saw the continued contraction of sweet/sour and light/heavy crude oil differentials. The average sweet/sour spread for the three months ended June 30, 2009 was $1.39 per barrel compared to $4.62 per barrel for the three months ended June 30, 2008. The average light/heavy spread for the three months ended June 30, 2009 was $5.65 per barrel compared to $20.92 per barrel for the three months ended June 30, 2008.

•	The average 3/2/1 Gulf Coast crack spread for the three months ended June 30, 2009 was $8.30 per barrel compared to $12.95 per barrel for the three months ended June 30, 2008. The average 2/1/1 Gulf Coast high sulphur diesel crack spread for the three months ended June 30, 2009 was $6.63 per barrel compared to $14.06 per barrel for the three months ended June 30, 2008. Additionally, the average 3/2/1 West Coast crack spread for the three months ended June 30, 2009 was $14.48 per barrel compared to $23.28 per barrel for the three months ended June 30, 2008.

•	Asphalt margins in the second quarter of 2009 were $50.97 per ton compared to $35.76 per ton in the second quarter of 2008. The average blended asphalt sales price decreased 14.5% from $464.74 per ton in the second quarter of 2008 to $397.35 per ton in the second quarter of 2009 and the average non-blended asphalt sales price decreased 27.8% from $200.88 per ton in the second quarter of 2008 to $145.04 per ton in the second quarter of 2009. The percentage decrease in asphalt sales price for both blended and non-blended asphalt was less than the 52% decrease in WTI prices for the same periods.

•	On June 15, 2009, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on May 29, 2009.
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
Factors Affecting Comparability
          Our financial condition and operating results over the three and six months ended June 30, 2009 and 2008 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including our refineries located on the West Coast and West Texas. The results from our Krotz Springs refinery are included in our results of operations for the three and six months ending June 30, 2009.
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Consequently, our results of operations for the three and six months ended June 30, 2008 reflect the impacts of this event.
          The California refineries operated at reduced throughput rates during the first six months of 2009 due to a planned turnaround and completion of the construction of the naphtha hydrotreater. The California refineries operated at reduced throughput rates during the first six months of 2008 to optimize our refining and asphalt economics.
          In the second quarter of 2008, an involuntary gain on conversion of assets was recorded of $96.6 million for the insurance proceeds received of $150.0 million in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $28.1 million incurred through June 30, 2008.
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
          For the refining and unbranded marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes and include inter-segment sales to our asphalt and retail and branded marketing segments, which are eliminated through consolidation of our financial statements. Asphalt sales consist of gross sales, net of any discounts and applicable taxes. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including motor fuel taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2009 and 2008. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2008 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per		(dollars in thousands, except per
	share data)		share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,106,398	$1,244,671	$1,828,578	$2,265,434
Operating costs and expenses:
Cost of sales	988,318	1,252,392	1,528,048	2,221,389
Direct operating expenses	71,345	40,546	140,209	82,835
Selling, general and administrative expenses (2)	31,581	27,802	63,496	56,656
Net costs associated with fire (3)	—	9,374	—	25,836
Depreciation and amortization (4)	23,561	13,507	45,651	27,252

Total operating costs and expenses	1,114,805	1,343,621	1,777,404	2,413,968

Gain on involuntary conversion of assets (5)	—	96,588	—	96,588
Gain on disposition of assets (6)	(1,600)	42,935	(1,600)	45,246

Operating income (loss)	(10,007)	40,573	49,574	(6,700)
Interest expense (7)	(21,023)	(10,736)	(49,279)	(21,392)
Equity earnings of investees	8,376	1,292	8,373	1,608
Other income, net	191	373	448	1,118

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(22,463)	31,502	9,116	(25,366)
Income tax expense (benefit)	(7,549)	11,860	3,446	(9,233)

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(14,914)	19,642	5,670	(16,133)
Non-controlling interest in income (loss) of subsidiaries	(1,724)	1,415	(641)	(782)
Accumulated dividends on preferred stock of subsidiary	2,150	—	4,300	—

Net income (loss)	$(15,340)	$18,227	$2,011	$(15,351)

Earnings (loss) per share, basic	$(0.33)	$0.39	$0.04	$(0.33)

Weighted average shares outstanding, basic (in thousands)	46,809	46,782	46,807	46,782

Earnings (loss) per share, diluted	$(0.33)	$0.38	$0.04	$(0.33)

Weighted average shares outstanding, diluted (in thousands)	46,809	46,802	46,810	46,782

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$177,437	$7,548	$296,964	$(42,076)
Investing activities	(29,705)	(67,871)	(44,714)	(51,003)
Financing activities	(122,548)	43,084	(227,227)	38,360

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per		(dollars in thousands, except per
	share data)		share data)
OTHER DATA:
Adjusted EBITDA (8)	$23,721	$12,810	$105,646	$(21,968)
Capital expenditures (9)	18,887	10,342	29,244	19,524
Capital expenditures to rebuild the Big Spring refinery	7,146	160,341	39,281	160,341
Capital expenditures for turnaround and chemical catalyst	2,951	460	10,314	2,069

	June 30,	December 31,
	2009	2008
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$43,477	$18,454
Working capital	52,815	250,384
Total assets	2,272,539	2,413,433
Total debt	834,355	1,103,569
Total equity	540,022	536,867

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $11,770 and $9,319 for the three months ended June 30, 2009 and 2008, respectively, and $22,814 and $18,973 for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $190 and $151 for the three months ended June 30, 2009 and 2008, respectively, and $380 and $302 for the six months ended June 30, 2009 and 2008, respectively, which are not allocated to our three operating segments.

(3)	Net costs associated with fire for the three and six months ended June 30, 2008, respectively, includes $8,374 and $20,046 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $1,000 and $5,000 for the three and six months ended June 30, 2008, respectively, for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $790 for the six months ended June 30, 2008.

(4)	Includes corporate depreciation and amortization of $148 and $223 for the three months ended June 30, 2009 and 2008, respectively, and $295 and $446 for the six months ended June 30, 2009 and 2008, respectively, which are not allocated to our three operating segments. Also included for the three and six months ended June 30, 2009 is additional depreciation attributable to the depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and capital expenditures placed in service in September 2008 from the rebuild of the Big Spring refinery.

(5)	Based upon the receipt of insurance proceeds of $150,000 through June 30, 2008, an involuntary gain on conversion of assets was recorded of $96,588 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $28,082 incurred through June 30, 2008.

(6)	Gain on disposition of assets reported in the three and six months ended June 30, 2008 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP,(“HEP”), in March 2005 (“HEP transaction”). A gain of $42,935 in the second quarter of 2008 represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(7)	Interest expense of $49,279 for the six months ended June 30, 2009 includes $5,715 related to the liquidation of the heating oil hedge. The remaining increase compared to interest expense for the six months ended June 30, 2008 of $21,392 is primarily due to interest on borrowings and letter of credit fees related to the Krotz Springs refinery acquisition.

(8)	Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Net income (loss)	$(15,340)	$18,227	$2,011	$(15,351)
Non-controlling interest in income of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	426	1,415	3,659	(782)
Income tax expense (benefit)	(7,549)	11,860	3,446	(9,233)
Interest expense	21,023	10,736	49,279	21,392
Depreciation and amortization	23,561	13,507	45,651	27,252
(Gain) loss on disposition of assets	1,600	(42,935)	1,600	(45,246)

Adjusted EBITDA	$23,721	$12,810	$105,646	$(21,968)

Adjusted EBITDA for the three and six months ended June 30, 2008 includes a gain on the involuntary conversion of assets of $96,588 representing the insurance proceeds received with respect to property damage resulting from the Big Spring refinery fire in excess of the net book value of assets impaired of $25,330 and the demolition and repair expenses of $28,082 incurred through June 30, 2008. Adjusted EBITDA also includes net costs associated with fire at the Big Spring refinery of $9,374 and $25,836 for the three and six months ended June 30, 2008, respectively.

(9)	Includes corporate capital expenditures of $654 and $319 for the three months ended June 30, 2009 and 2008, respectively, and $1,232 and $458 for the six months ended June 30, 2009 and 2008, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$897,519	$869,559	$1,484,447	$1,641,598
Operating costs and expenses:
Cost of sales	825,935	917,689	1,248,929	1,673,646
Direct operating expenses	61,638	30,668	120,009	61,141
Selling, general and administrative expenses	7,239	3,679	14,566	8,068
Net costs associated with fire (2)	—	9,374	—	25,836
Depreciation and amortization (3)	19,459	9,210	37,496	18,840

Total operating costs and expenses	914,271	970,620	1,421,000	1,787,531

Gain on involuntary conversion of assets (4)	—	96,588	—	96,588
Gain (loss) on disposition of assets (5)	(1,600)	42,935	(1,600)	45,246

Operating income (loss)	$(18,352)	$38,462	$61,847	$(4,099)

KEY OPERATING STATISTICS:
Total sales volume (bpd)	132,286	55,727	127,400	59,717
Per barrel of throughput:
Refinery operating margin — Big Spring (6)	$5.37	$(7.97)	$8.83	$(1.08)
Refinery operating margin — CA Refineries (6)	2.47	(6.23)	3.99	(4.03)
Refinery operating margin — Krotz Springs (6)	5.85	N/A	8.91	N/A
Refinery direct operating expense — Big Spring (7)	4.70	3.98	4.14	4.91
Refinery direct operating expense — CA Refineries (7)	3.80	5.50	4.65	4.91
Refinery direct operating expense — Krotz Springs (7)	4.04	N/A	4.32	N/A
Capital expenditures	16,925	9,921	26,323	17,624
Capital expenditures to rebuild the Big Spring refinery	7,146	160,341	39,281	160,341
Capital expenditures for turnaround and chemical catalyst	2,951	460	10,314	2,069

PRICING STATISTICS:
WTI crude oil (per barrel)	$59.54	$124.00	$51.36	$111.00
WTS crude oil (per barrel)	58.15	119.38	50.20	106.35
MAYA crude oil (per barrel)	53.89	103.08	46.28	92.11
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$8.30	$12.95	$8.97	$11.19
Group III	9.34	13.80	9.53	11.95
West Coast	14.48	23.28	16.19	19.91
Crack spreads (6/1/2/3) (per barrel):
West Coast	$2.59	$(1.69)	$4.39	$(1.28)
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$6.63	$14.06	$8.04	$11.79
Crude oil differentials (per barrel):
WTI less WTS	$1.39	$4.62	$1.16	$4.65
WTI less MAYA	5.65	20.92	5.08	18.89
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.638	$3.067	$1.429	$2.749
Gulf Coast ultra low-sulfur diesel	1.569	3.648	1.451	3.229
Group III unleaded gasoline	1.674	3.100	1.454	2.774
Group III ultra low-sulfur diesel	1.571	3.644	1.441	3.233
West Coast LA CARBOB (unleaded gasoline)	1.841	3.427	1.674	3.059
West Coast LA ultra low-sulfur diesel	1.606	3.665	1.478	3.232
Natural gas (per MMBTU)	3.81	11.47	4.13	10.14

THROUGHPUT AND YIELD DATA: BIG SPRING

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	50,771	82.5	27,126	83.7	53,099	84.3	26,080	84.6
Sweet crude	7,768	12.6	4,427	13.7	7,815	12.4	3,402	11.0
Blendstocks	3,034	4.9	837	2.6	2,073	3.3	1,348	4.4

Total refinery throughput (8)	61,573	100.0	32,390	100.0	62,987	100.0	30,830	100.0

Refinery production:
Gasoline	26,333	43.0	8,981	28.5	27,294	43.4	11,478	37.8
Diesel/jet	19,571	32.0	7,876	24.9	20,648	32.8	7,758	25.6
Asphalt	6,444	10.5	5,976	18.9	5,840	9.3	4,537	14.9
Petrochemicals	3,281	5.4	344	1.1	3,154	5.0	873	2.9
Other	5,595	9.1	8,394	26.6	5,946	9.5	5,720	18.8

Total refinery production (9)	61,224	100.0	31,571	100.0	62,882	100.0	30,366	100.0

Refinery utilization (10)		83.6%		45.1%		87.0%		43.0%
THROUGHPUT AND YIELD DATA: CALIFORNIA REFINERIES

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	20,150	50.6	11,837	31.3	16,209	47.2	11,269	29.9
Heavy crude	19,315	48.5	25,540	67.4	17,914	52.2	25,545	67.9
Blendstocks	360	0.9	477	1.3	202	0.6	818	2.2

Total refinery throughput (8)	39,825	100.0	37,854	100.0	34,325	100.0	37,632	100.0

Refinery production:
Gasoline	6,587	17.0	5,088	13.9	4,936	14.7	5,296	14.6
Diesel/jet	9,086	23.4	8,793	23.9	7,658	22.8	8,708	23.9
Asphalt	11,450	29.5	9,534	26.0	10,100	30.1	9,966	27.4
Light unfinished	99	0.3	—	0.0	999	3.0	—	0.0
Heavy unfinished	10,868	28.0	13,050	35.5	9,340	27.8	12,166	33.5
Other	697	1.8	271	0.7	534	1.6	234	0.6

Total refinery production (9)	38,787	100.0	36,736	100.0	33,567	100.0	36,370	100.0

Refinery utilization (10)		54.4%		51.6%		56.1%		50.8%
THROUGHPUT AND YIELD DATA: KROTZ SPRINGS

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2009		2009
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	28,065	48.0	27,746	49.5
Heavy sweet crude	26,362	45.1	23,240	41.4
Blendstocks	4,031	6.9	5,113	9.1

Total refinery throughput (8)	58,458	100.0	56,099	100.0

Refinery production:
Gasoline	27,962	47.1	26,215	46.0
Diesel/jet	24,514	41.3	24,491	42.9
Heavy oils	1,358	2.3	1,124	2.0
Other	5,521	9.3	5,205	9.1

Total refinery production (9)	59,355	100.0	57,035	100.0

Refinery utilization (10)		65.5%		61.4%

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Net costs associated with fire for the three and six months ended June 30, 2008, respectively, includes $8,374 and $20,046 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $1,000 and $5,000 for the three and six months ended June 30, 2008, respectively, for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $790 for the six months ended June 30, 2008.

(3)	Higher 2009 depreciation amounts attributable to the depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and capital expenditures placed in service in September 2008 from the rebuild of the Big Spring refinery.

(4)	Based upon the receipt of insurance proceeds of $150,000 through June 30, 2008, an involuntary gain on conversion of assets was recorded of $96,588 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $28,082 incurred through June 30, 2008.

(5)	Gain on disposition of assets reported in the three and six months ended June 30, 2008 includes the recognition of deferred gain recorded primarily in connection with the HEP transaction. A gain of $42,935 in the second quarter of 2008 represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(6)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventories adjustments related to acquisitions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging losses of ($868) for the Big Spring refinery for the three and six months ended June 30, 2009. There were unrealized hedging losses of ($75) and gains of $58 for the California refineries for the three and six months ended June 30, 2009, respectively, and unrealized hedging losses of ($3,186) and gains of $1,602 for the California refineries for the three and six months ended June 30, 2008, respectively. There were unrealized hedging gains of $2,373 and $20,399 for the Krotz Springs refinery for the three and six months ended June 30, 2009. Additionally, realized gains related to the unwind of the heating oil crack spread hedge of $133,581 were excluded from the Krotz Springs refinery margin for the three and six months ended June 30, 2009.

(7)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(8)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(9)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery. Light product yields decreased at the Big Spring refinery for the three and six months ended June 30, 2008 due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

(10)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery for the three and six months ended June 30, 2008 is due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

ASPHALT SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$125,480	$177,277	$176,240	$281,217
Operating costs and expenses:
Cost of sales (1)	107,897	163,474	168,130	255,609
Direct operating expenses	9,707	9,878	20,200	21,694
Selling, general and administrative expenses	1,050	736	2,204	2,122
Depreciation and amortization	542	536	1,080	1,068

Total operating costs and expenses	119,196	174,624	191,614	280,493

Gain (loss) on disposition of assets	—	—	—	—

Operating income (loss)	$6,284	$2,653	$(15,374)	$724

KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	299	378	446	627
Non-blended asphalt sales volume (tons in thousands) (3)	46	8	83	38
Blended asphalt sales price per ton (2)	$397.35	$464.74	$369.93	$437.47
Non-blended asphalt sales price per ton (3)	145.04	200.88	135.54	182.26
Asphalt margin per ton (4)	50.97	35.76	15.33	38.51
Capital expenditures	$414	$62	$576	$275

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(3)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(4)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$206,461	$377,272	$373,931	$686,526
Operating costs and expenses:
Cost of sales (2)	177,548	350,666	317,029	636,041
Selling, general and administrative expenses	23,102	23,236	46,346	46,164
Depreciation and amortization	3,412	3,538	6,780	6,898

Total operating costs and expenses	204,062	377,440	370,155	689,103

Gain (loss) on disposition of assets	—	—	—	—

Operating income (loss)	$2,399	$(168)	$3,776	$(2,577)

KEY OPERATING STATISTICS:
Integrated branded fuel sales (thousands of gallons) (3)	66,617	54,931	130,263	109,089
Integrated branded fuel margin (cents per gallon) (3)	5.4	2.0	5.6	1.9
Non-Integrated branded fuel sales (thousands of gallons) (3)	3,241	37,182	6,387	75,451
Non-Integrated branded fuel margin (cents per gallon) (3)	2.2	(2.1)	4.7	(1.1)

Number of stores (end of period)	306	306	306	306
Retail fuel sales (thousands of gallons)	30,198	24,414	58,381	49,285
Retail fuel sales (thousands of gallons per site per month)	33	27	32	27
Retail fuel margin (cents per gallon) (4)	12.5	19.2	14.1	18.8
Retail fuel sales price (dollars per gallon) (5)	$2.26	$3.77	$2.08	$3.43
Merchandise sales	$70,650	$68,314	$133,262	$128,552
Merchandise sales (per site per month)	76	74	73	70
Merchandise margin (6)	30.2%	31.5%	30.7%	31.5%
Capital expenditures	$894	$40	$1,113	$1,167

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $11,770 and $9,319 for the three months ended June 30, 2009 and 2008, respectively, and $22,814 and $18,973 for the six months ended June 30, 2009 and 2008, respectively. Net sales also includes royalty and related net credit card fees of $262 and $51 for the three months ended June 30, 2009 and 2008, respectively, and $351 and $127 for the six months ended June 30, 2009 and 2008, respectively.

(2)	Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery. Due to the fire on February 18, 2008 at the Big Spring refinery, more fuel was obtained from third-party suppliers during the three and six months ended June 30, 2008. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Net Sales
          Consolidated. Net sales for the three months ended June 30, 2009 were $1,106.4 million, compared to $1,244.7 million for the three months ended June 30, 2008, a decrease of $138.3 million or 11.1%. This decrease was primarily due to decreased refined product prices in all segments caused by lower crude oil costs.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $897.5 million for the three months ended June 30, 2009, compared to $869.6 million for the three months ended June 30, 2008, an increase of $27.9 million or 3.2%. The increase in net sales was primarily due to the inclusion of three months of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes as a result of the February 18, 2008 Big Spring refinery fire partially offset by lower 2009 refined product prices. Following the February 2008 fire, production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008. Total refinery throughput for the three months ended June 30, 2009 averaged 159,856 bpd consisting of: 61,573 bpd at the Big Spring refinery; 39,825 bpd at the California refineries and 58,458 bpd at our Krotz Springs refinery compared to total refinery throughput for the three months ended June 30, 2008 of 70,244 bpd, consisting of: 32,390 bpd at the Big Spring refinery and 37,854 bpd at the California refineries, an increase in total refinery throughput of 44.4%, excluding the addition of Krotz Springs refinery throughput. The decrease in refined product prices that our Big Spring refinery experienced was similar to the price decreases experienced in the Gulf Coast markets. The decrease in refined product prices that our California refineries experienced was similar to the price decreases experienced in the West Coast markets. The average price of Gulf Coast gasoline in 2009 decreased 142.9 cpg, or 46.6%, to 163.8 cpg, compared to 306.7 cpg in 2008. The average Gulf Coast diesel price in 2009 decreased 207.9 cpg, or 57.0%, to 156.9 cpg compared to 364.8 cpg in 2008. The average price of West Coast LA CARBOB gasoline in 2009 decreased 158.7 cpg, or 46.3%, to 184.1 cpg, compared to 342.7 cpg in 2008. The average West Coast LA diesel price in 2009 decreased 205.9 cpg, or 56.2%, to 160.6 cpg compared to 366.5 cpg in 2008.
          Asphalt Segment. Net sales for our asphalt segment were $125.5 million for the three months ended June 30, 2009, compared to $177.3 million for the three months ended June 30, 2008, a decrease of $51.8 million or 29.2%. The decrease was due primarily to a decrease in the average asphalt sales price. The average blended asphalt sales price decreased 14.5% from $464.74 per ton for the three months ended June 30, 2008 to $397.35 per ton in the three months ended June 30, 2009 and the average non-blended asphalt sales price decreased 27.8% from $200.88 per ton in the three months ended June 30, 2008 to $145.04 per ton for the three months ended June 30, 2009. The percentage decrease in asphalt sales price for both blended and non-blended asphalt was less than the 52% decrease in WTI prices for the same periods.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $206.5 million for the three months ended June 30, 2009 compared to $377.3 million for the three months ended June 30, 2008, a decrease of $170.8 million or 45.3%. This decrease was primarily attributable to decreased motor fuel prices.
Cost of Sales
          Consolidated. Cost of sales was $988.3 million for the three months ended June 30, 2009, compared to $1,252.4 million for the three months ended June 30, 2008, a decrease of $264.1 million or 21.1%. This decrease was primarily due to decreased costs in all segments due to lower crude oil costs.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $825.9 million for the three months ended June 30, 2009, compared to $917.7 million for the three months ended June 30, 2008, a decrease of $91.8 million or 10.0%. This decrease was primarily due to lower crude oil costs, partially offset by the inclusion of three months of cost of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes at the Big Spring refinery from the February 2008 fire. The average price per barrel of WTI for the three months ended June 30, 2009 decreased $64.46 per barrel to an average of $59.54 per barrel, compared to an average of $124.00 per barrel for 2008, a decrease of 52.0%.

          Asphalt Segment. Cost of sales for our asphalt segment was $107.9 million for the three months ended June 30, 2009, compared to $163.5 million for the three months ended June 30, 2008, a decrease of $55.6 million or 34.0%. The decrease was primarily due to the decreased cost of crude oil.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $177.5 million for the three months ended June 30, 2009, compared to $350.7 million for the three months ended June 30, 2008, a decrease of $173.2 million or 49.4%. This decrease was primarily attributable to decreased motor fuel prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $71.3 million for the three months ended June 30, 2009, compared to $40.5 million for the three months ended June 30, 2008, an increase of $30.8 million or 76.0%. This increase was primarily due to the direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the three months ended June 30, 2009 compared to the same period in 2008.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended June 30, 2009 were $61.6 million, compared to $30.7 million for the three months ended June 30, 2008, an increase of $30.9 million or 100.7%. This increase was primarily due to the inclusion of three months of direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the three months ended June 30, 2009 compared to the same period in 2008.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2009 were $9.7 million, compared to $9.9 million for the three months ended June 30, 2008, a decrease of $0.2 million or 2.0%. This decrease was primarily due to lower utility costs.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended June 30, 2009 were $31.6 million, compared to $27.8 million for the three months ended June 30, 2008, an increase of $3.8 million or 13.7%. The increase is primarily due to the inclusion of SG&A costs in the second quarter of 2009 from the Krotz Springs refinery acquired in July 2008.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended June 30, 2009 were $7.2 million, compared to $3.7 million for the three months ended June 30, 2008, an increase of $3.5 million or 94.6%. The increase is primarily due to the inclusion of SG&A costs from the Krotz Springs refinery in the second quarter of 2009.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2009 were $1.1 million, compared to $0.7 million for the three months ended June 30, 2008, an increase of $0.4 million or 57.1%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended June 30, 2009 were $23.1 million, compared to $23.2 million for the three months ended June 30, 2008, a decrease of $0.1 million or 0.4%.
Depreciation and Amortization
          Depreciation and amortization for the three months ended June 30, 2009 was $23.6 million, compared to $13.5 million for the three months ended June 30, 2008, an increase of $10.1 million or 74.8%. This increase was primarily attributable to the depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and capital expenditures placed in service in September 2008 from the rebuild of the Big Spring refinery.

Operating Income
          Consolidated. Operating income for the three months ended June 30, 2009 was ($10.0) million, compared to $40.6 million for the three months ended June 30, 2008, a decrease of $50.6 million. This decrease was primarily due to gains recorded in 2008 for the involuntary conversion of assets relating to our Big Spring refinery and the HEP transaction, partially offset by improved operating margins for our Big Spring and California refineries for the three months ended June 30, 2009.
          Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was ($18.4) million for the three months ended June 30, 2009, compared to $38.5 million for the three months ended June 30, 2008, a decrease of $56.9 million. This decrease was primarily attributable to the 2008 gain on involuntary conversion of assets relating to our Big Spring refinery of $96.6 million and the gain recognized from the HEP transaction of $42.9 million. The operating margin for our Big Spring refinery for 2009 increased $13.34 per barrel to $5.37 per barrel in 2009 from ($7.97) per barrel in 2008. The Big Spring refinery operated in a hydroskimming mode in the second quarter due to the fire, which resulted in lower refinery light product yields. Light product yields were approximately 54% for the second quarter of 2008 and 80% for the second quarter of 2009. Our operating margin for our California refineries increased $8.70 per barrel to $2.47 per barrel for the three months ended June 30, 2009 from ($6.23) per barrel for the same period in 2008. This increase was primarily from a 52.0% decrease in WTI prices from an average of $124.00 per barrel in the second quarter of 2008 to an average of $59.54 per barrel in the second quarter of 2009. The margin at our Krotz Springs refinery for the three months ended June 30, 2009 was $5.85 per barrel. Refining and unbranded marketing segment operating income was also affected by a 69.9% decrease in the sweet/sour spread and a 73.0% decrease in light/heavy spread for the three months ended June 30, 2009 compared to the same period in 2008.
          Asphalt Segment. Operating income for our asphalt segment was $6.3 million for the three months ended June 30, 2009, compared to operating income of $2.7 million the three months ended June 30, 2008, an increase of $3.6 million. The increase was primarily due to lower crude oil costs during the second quarter of 2009 compared to the same period in 2008. Impacting the asphalt margin in the second quarter of 2009 was a charge to cost of goods sold of $14.46 per ton primarily due to the sale of winter fill inventories.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $2.4 million for the three months ended June 30, 2009, compared to ($0.2) million for the three months ended June 30, 2008, an increase of $2.6 million. This increase was primarily due to higher branded motor fuel sales margins.
Interest Expense
          Interest expense was $21.0 million for the three months ended June 30, 2009, compared to $10.7 million for the three months ended June 30, 2008, an increase of $10.3 million. This increase was primarily due to interest on borrowings and letter of credit fees related to the Krotz Springs refinery acquisition in July 2008.
Income Tax Expense (Benefit)
          Income tax expense was ($7.5) million for the three months ended June 30, 2009, compared to $11.9 million for the three months ended June 30, 2008. This decrease resulted from our pre-tax loss in the second quarter of 2009 compared to pre-tax income in the second quarter of 2008. Our effective tax rate was 33.6% for the three months ended June 30, 2009, compared to an effective tax rate of 37.7% for the three months ended June 30, 2008.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
          Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net income (loss) related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in income (loss) of subsidiaries was ($1.7) million for the three months ended June 30, 2009, compared to $1.4 million for the three months ended June 30, 2008, a decrease of $3.1 million.

Net Income (Loss)
          Net income was ($15.3) million for the three months ended June 30, 2009, compared to $18.2 million for the three months ended June 30, 2008, a decrease of $33.5 million. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Net Sales
          Consolidated. Net sales for the six months ended June 30, 2009 were $1,828.6 million, compared to $2,265.4 million for the six months ended June 30, 2008, a decrease of $436.8 million or 19.3%. This decrease was primarily due to decreased refined product prices in all segments caused by lower crude oil costs.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,484.4 million for the six months ended June 30, 2009, compared to $1,641.6 million for the six months ended June 30, 2008, a decrease of $157.2 million or 9.6%. The decrease in net sales was primarily due to significantly lower refined product prices partially offset by the inclusion of six months of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes as a result of the February 18, 2008 Big Spring refinery fire. Total refinery throughput for the six months ended June 30, 2009 averaged 153,411 bpd consisting of: 62,987 bpd at the Big Spring refinery; 34,325 bpd at the California refineries and 56,099 bpd at our Krotz Springs refinery compared to total refinery throughput for the six months ended June 30, 2008 of 68,462 bpd, consisting of: 30,830 bpd at the Big Spring refinery and 37,632 bpd at the California refineries, an increase in total refinery throughput of 42.1%, excluding the addition of Krotz Springs refinery throughput. The California refineries operated at reduced rates due to a planned turnaround and completion of the naphtha hydrotreater unit. The decrease in refined product prices that our Big Spring refinery experienced was similar to the price decreases experienced in the Gulf Coast markets. The decrease in refined product prices that our California refineries experienced was similar to the price decreases experienced in the West Coast markets. The average price of Gulf Coast gasoline for the six months ended June 30, 2009 decreased 132.0 cpg, or 48.0%, to 142.9 cpg, compared to 274.9 cpg for the six months ended June 30, 2008. The average Gulf Coast diesel price for the six months ended June 30, 2009 decreased 177.8 cpg, or 55.1%, to 145.1 cpg compared to 322.9 cpg for the six months ended June 30, 2008. The average price of West Coast LA CARBOB gasoline for the six months ended June 30, 2009 decreased 138.5 cpg, or 45.3%, to 167.4 cpg, compared to 305.9 cpg for the six months ended June 30, 2008. The average West Coast LA diesel price for the six months ended June 30, 2009 decreased 175.4 cpg, or 54.3%, to 147.8 cpg compared to 323.2 cpg for the six months ended June 30, 2008.
          Asphalt Segment. Net sales for our asphalt segment were $176.2 million for the six months ended June 30, 2009, compared to $281.2 million for the six months ended June 30, 2008, a decrease of $105.0 million or 37.3%. The decrease was due primarily to a decrease in the average asphalt sales price and lower asphalt sales volumes in the six months ended June 30, 2009. For the six months ended June 30, 2009, 529 tons of asphalt was sold compared to 665 tons of asphalt sold in the six months ended June 30, 2008, a decrease of 136 tons of asphalt or 20.5%. Also, the average blended asphalt sales price decreased 15.4% from $437.47 per ton in the first half of 2008 to $369.93 per ton in the first half of 2009 and the average non-blended asphalt sales price decreased 25.6% from $182.26 per ton in the first half of 2008 to $135.54 per ton in the first half of 2009. The percentage decrease in asphalt sales price for both blended and non-blended asphalt was less than the 53.7% decrease in WTI prices for the same periods.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $373.9 million for the six months ended June 30, 2009 compared to $686.5 million for the six months ended June 30, 2008, a decrease of $312.6 million or 45.5%. This decrease was primarily attributable to decreased motor fuel prices.

Cost of Sales
          Consolidated. Cost of sales was $1,528.0 million for the six months ended June 30, 2009, compared to $2,221.4 million for the six months ended June 30, 2008, a decrease of $693.4 million or 31.2%. This decrease was primarily due to decreased costs in all segments due to lower crude oil prices.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $1,248.9 million for the six months ended June 30, 2009, compared to $1,673.6 million for the six months ended June 30, 2008, a decrease of $424.7 million or 25.4%. This decrease was primarily due to lower crude oil costs, partially offset by the inclusion of the six months of cost of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes at the Big Spring refinery from the February 2008 fire. The average price per barrel of WTI for 2009 decreased $59.64 per barrel to an average of $51.36 per barrel, compared to an average of $111.00 per barrel for 2008, a decrease of 53.7%.
          Asphalt Segment. Cost of sales for our asphalt segment were $168.1 million for the six months ended June 30, 2009, compared to $255.6 million for the six months ended June 30, 2008, a decrease of $87.5 million or 34.2%. The decrease was due to the decreased cost of crude oil and lower asphalt sales volumes in 2009.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $317.0 million for the six months ended June 30, 2009, compared to $636.0 million for the six months ended June 30, 2008, a decrease of $319.0 million or 50.2%. This decrease was primarily attributable to decreased motor fuel prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $140.2 million for the six months ended June 30, 2009, compared to $82.8 million for the six months ended June 30, 2008, an increase of $57.4 million or 69.3%. This increase was primarily due to the direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the six months ended June 30, 2009 compared to the same period in 2008.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the six months ended June 30, 2009 were $120.0 million, compared to $61.1 million for the six months ended June 30, 2008, an increase of $58.9 million or 96.4%. This increase was primarily due to the inclusion of six months of direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the six months ended June 30, 2009 compared to the same period in 2008.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2009 were $20.2 million, compared to $21.7 million for the six months ended June 30, 2008, a decrease of $1.5 million or 6.9%. This decrease was primarily due to a decrease in sales volumes.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the six months ended June 30, 2009 were $63.5 million, compared to $56.7 million for the six months ended June 30, 2008, an increase of $6.8 million or 12.0%. The increase is primarily due to the inclusion of SG&A costs from the Krotz Springs refinery in the first six months of 2009 and an increase of $2.0 million in allowance for doubtful accounts.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the six months ended June 30, 2009 were $14.6 million, compared to $8.1 million for the six months ended June 30, 2008, an increase of $6.5 million or 80.2%. The increase is primarily due to the inclusion of SG&A costs from the Krotz Springs refinery in the first six months of 2009 and an increase of $2.0 million in allowance for doubtful accounts.

          Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2009 were $2.2 million, compared to $2.1 million for the six months ended June 30, 2008, an increase of $0.1 million or 4.8%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the six months ended June 30, 2009 were $46.3 million, compared to $46.2 million for the six months ended June 30, 2008, an increase of $0.1 million or 0.2%.
Depreciation and Amortization
          Depreciation and amortization for the six months ended June 30, 2009 was $45.7 million, compared to $27.3 million for the six months ended June 30, 2008, an increase of $18.4 million or 67.4%. This increase was primarily attributable to the depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and capital expenditures placed in service in September 2008 from the rebuild of the Big Spring refinery.
Operating Income
          Consolidated. Operating income for the six months ended June 30, 2009 was $49.6 million, compared to ($6.7) million for the six months ended June 30, 2008, an increase of $56.3 million. This increase was primarily due to improved refining margins at both our Big Spring refinery and California refineries plus the additional margin obtained from our Krotz Springs refinery acquired in July 2008. Partially offsetting this increase are the gains recorded in 2008 for the involuntary conversion of assets and the HEP transaction.
          Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $61.8 million for the six months ended June 30, 2009, compared to ($4.1) million for the six months ended June 30, 2008, an increase of $65.9 million. This increase was primarily attributable to the increase in our refinery operating margins at the Big Spring and California refineries and the margin realized at the Krotz Springs refinery, partially offset by the 2008 gain on involuntary conversion of assets relating to our Big Spring refinery and the gain recognized from the HEP transaction. The operating margin for our Big Spring refinery for 2009 increased $9.91 per barrel to $8.83 per barrel in 2009 from ($1.08) per barrel in 2008. The Big Spring refinery shut down operations from February 18, 2008 until April 5, 2008. The Big Spring refinery operated in a hydroskimming mode in the second quarter of 2008 due to the fire, which resulted in lower refinery light product yields. Light product yields were approximately 66% for the six months ended June 30, 2008 and 81% for the six months ended June 30, 2009. Our operating margin for our California refineries increased $8.02 per barrel to $3.99 per barrel for the six months ended June 30, 2009 from ($4.03) per barrel in same period in 2008. This increase was primarily from a 53.7% decrease in WTI prices from an average of $111.00 per barrel in the first half of 2008 to an average of $51.36 per barrel in the first half of 2009. Our operating margin for the Krotz Springs refinery acquired in July 2008 was $8.91 per barrel in the first half of 2009. Refining and unbranded marketing segment operating income was also affected by a 75.1% decrease in the sweet/sour spread and a 73.1% decrease in the light/heavy spread for the six months ended June 30, 2009.
          Asphalt Segment. Operating income for our asphalt segment was ($15.4) million for the six months ended June 30, 2009, compared to income of $0.7 million for the six months ended June 30, 2008, a decrease of $16.1 million. The decrease was primarily due to the lower sales prices and sales volumes in 2009 and a charge to cost of goods sold of $65.11 per ton for the six months ended June 30, 2009 due to remaining winter fill inventories that will be sold during the upcoming third quarter.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $3.8 million for the six months ended June 30, 2009, compared to ($2.6) million for the six months ended June 30, 2008, an increase of $6.4 million. This increase was primarily due to higher branded motor fuel sales margins.
Interest Expense
          Interest expense was $49.3 million for the six months ended June 30, 2009, compared to $21.4 million for the six months ended June 30, 2008, an increase of $27.9 million. This increase was primarily due to interest on borrowings and letter of credit fees related to the Krotz Springs refinery acquisition in July 2008. Also included in interest expense was $5.7 million recorded in 2009 related to liquidation of our heating oil hedge.
Income Tax Expense (Benefit)
          Income tax expense was $3.4 million for the six months ended June 30, 2009, compared to ($9.2) million for the six months ended June 30, 2008. This increase resulted from our pre-tax income in the six months ended June 30, 2009 compared to pre-tax loss in the six months ended June 30, 2008. Our effective tax rate was 37.8% for the first half of 2009, compared to an effective tax rate of 36.4% for the first half of 2008.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
          Non-controlling interest in income (loss) of subsidiaries was ($0.6) million for the six months ended June 30, 2009, compared to ($0.8) million for the six months ended June 30, 2008, an increase of $0.2 million.
Net Income (Loss)
          Net income was $2.0 million for the six months ended June 30, 2009, compared to ($15.4) million for the six months ended June 30, 2008, an increase of $17.4 million. This increase was attributable to the factors discussed above.
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

Cash Flows
          The following table sets forth our consolidated cash flows for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended
	June 30,
	2009	2008
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$296,964	$(42,076)
Investing activities	(44,714)	(51,003)
Financing activities	(227,227)	38,360

Net increase (decrease) in cash and cash equivalents	$25,023	$(54,719)

Cash Flows Provided by (Used In) Operating Activities
          Net cash provided by operating activities during the six months ended June 30, 2009 was $297.0 million, compared to $42.1 million used in operating activities during the six months ended June 30, 2008. The total change of $339.1 million in net cash provided by operating activities was attributable to receipt of proceeds from the liquidation of our heating oil crack spread hedge in 2009 for $133.6 million, receipt of income tax receivables of $113.0 million and the change in net income for the six months ended June 30, 2009 over the same period in 2008, adjusted for non-cash reconciling items such as; deferred income tax expense, gain on involuntary conversion of assets, gain on the disposition of assets and depreciation.
Cash Flows Used In Investing Activities
          Net cash used in investing activities during the six months ended June 30, 2009 was $44.7 million, compared to $51.0 million used during the six months ended June 30, 2008. The change in net cash used in investing activities of $6.3 million was primarily attributable to lower 2009 capital expenditures, net of proceeds to rebuild the Big Spring refinery, of $15.3 million. Cash used in investing activities during the six months ended June 30, 2008 included amounts held in escrow of $18.3 million for the Krotz Springs refinery acquisition, partially offset by sale of short-term investments of $27.3 million.
Cash Flows Provided By (Used In) Financing Activities
          Net cash used in financing activities for the six months ended June 30, 2009 was $227.2 million compared to net cash provided by financing activities of $38.4 million during the six months ended June 30, 2008. The change in net cash used in financing activities of $265.6 million was primarily attributable to repayments of borrowings under the Krotz Term Loan and revolving credit facilities from proceeds associated with the receipt of income tax receivables and from the liquidation of the heating oil crack spread hedge, offset by 2008 borrowings under the revolving credit facilities of $51.0 million.
Cash Position and Indebtedness
          We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of June 30, 2009, our total cash and cash equivalents were $43.5 million and we had total debt of $834.3 million.

          Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facilities, revolving credit facilities and retail credit facilities as of June 30, 2009:

	As of June 30, 2009
		(dollars in thousands)
	Amount Outstanding	Total Facility	Total Availability (1)
Debt, including current portion:
Term loan credit facilities	$600,319	$600,319	$—
Revolving credit facilities	150,312	790,000	136,533
Retail credit facilities	83,724	83,724	—

Totals	$834,355	$1,474,043	$136,533

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of June 30, 2009 which was $271.4 million, or (b) total borrowing base less outstanding borrowings and letters of credit, if applicable, as of June 30, 2009 which was $136.5 million.
          Alon USA Energy, Inc. Credit Facilities
          Term Loan Credit Facility. The loans under the credit agreement with Credit Suisse (the “Credit Suisse Credit Facility”), with an original principal amount of $450.0 million, will mature on August 2, 2013. Principal payments of $4.5 million per annum are to be paid in quarterly installments subject to reduction from mandatory principal repayment events. At June 30, 2009 and December 31, 2008, the outstanding balance was $436.5 million and $437.8 million, respectively.
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
          Letters of Credit Facility. On July 30, 2008, Alon entered into an unsecured revolving credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as Co-Arranger, for the issuance of letters of credit in an amount not to exceed $60.0 million. Letters of credit under this facility are to be used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility was scheduled to terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify Alon; however, Alon notified the lenders on May 7, 2009 that it was terminating this facility. The facility was no longer necessary due to the decline in crude oil prices, receipt of all insurance proceeds related to the Big Spring refinery fire and the receipt of approximately $113.0 million in proceeds for income tax receivables. At December 31, 2008, we had $51.3 million of outstanding letters of credit under this credit facility.
          Alon USA, LP Credit Facilities
          Revolving Credit Facility. Alon entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) with Israel Discount Bank of New York (“Israel Discount Bank”) on February 15, 2006, which was further amended and restated thereafter. Israel Discount Bank acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the facility as of June 30, 2009 is $240.0 million.

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
          Borrowings of $39.5 million and $118.0 million were outstanding under the IDB Credit Facility at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, outstanding letters of credit under the IDB Credit Facility were $135.5 million and $30.6 million, respectively.
          On July 31, 2009, we entered into an amendment to the IDB Credit Facility, which was effective on August 3, 2009. This amendment extended the maturity date of the facility to January 1, 2013 and fixed the size of the IDB Credit Facility at $240.0 million. Additionally, the amendment increased the borrowing rate to the Eurodollar rate plus 3.00% or the IDB prime rate plus 1.00%. Both rates are subject to an overall floor of 4.00%.
          Paramount Petroleum Corporation Credit Facility
          Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. Amounts borrowed under the Paramount Credit Facility accrue interest at LIBOR plus a margin based on excess availability. Based on the excess availability at June 30, 2009, the margin was 1.75%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          Borrowings of $110.8 million and $11.7 million were outstanding under the Paramount Credit Facility at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, outstanding letters of credit under the Paramount Credit Facility were $82.4 million and $12.2 million, respectively.
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
          On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into a first amendment agreement to the Krotz Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge of which $133.6 million of proceeds were used to reduce the Krotz Term Loan principal balance. Also as part of the first amendment, less restrictions were placed on the maintenance financial covenants through 2010. The amended Krotz Term Loan currently bears interest at LIBOR plus a blended average spread of 9.8% per annum and a minimum LIBOR floor of 3.25% per annum.
          The Krotz Term Loan matures in July 2014, with the next quarterly principal payments beginning on March 31, 2010. At June 30, 2009 and December 31, 2008, the outstanding balance was $163.8 million and $302.0 million, respectively.
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
          At June 30, 2009, the ARKS Facility size was $250.0 million.
          Borrowings under the ARKS Facility bear interest at a rate based on a margin over LIBOR which currently is 4.0%.
          At June 30, 2009, the ARKS Facility had no outstanding loan balance and outstanding letters of credit of $150.4 million. At December 31, 2008, the ARKS Facility had an outstanding loan balance of $147.1 million and outstanding letters of credit of $68.3 million.
          The ARKS Facility also contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions and certain restricted payments.
          Retail Credit Facilities
          On June 29, 2007, Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, entered into an amended and restated credit agreement (the “Amended Wachovia Credit Facility”), by and among SCS, as borrower, the lender party thereto and Wachovia Bank, N. A. (“Wachovia”), as Administrative Agent now known as Wells Fargo Bank, N.A.
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At June 30, 2009 and December 31, 2008, the outstanding balance was $82.9 million and $86.0 million, respectively, and there were no further amounts available for borrowing.
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
          Other Retail Related Credit Facilities
          In 2003, Alon obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At June 30, 2009 and December 31, 2008, the outstanding balance was $0.8 million and $0.9 million, respectively.
          On October 8, 2008, certain of these loans matured and the unpaid balance of $0.2 million was refinanced with another mortgage loan maturing in October 2013.
Capital Spending
          Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2009 is $80.8 million, excluding capital expenditures to rebuild the Big Spring refinery, of which $47.8 million is related to regulatory and compliance projects, $15.4 million is related to turnaround and chemical catalyst, and $17.6 million is related to various improvement and sustaining projects. Approximately $39.6 million has been spent as of June 30, 2009.
          Clean Air Capital Expenditures. We expect to spend approximately $15.6 million in the aggregate in 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $15.4 million during 2009 relating to turnaround and chemical catalyst. Approximately $10.3 million has been spent as of June 30, 2009 compared to $2.0 million for the same period in 2008.
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
          We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2009, we held approximately 5.1 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $53.62 per barrel. Market value exceeded carrying value of LIFO costs by $71.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $5.1 million.
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

          The following table provides information about our derivative commodity instruments as of June 30, 2009:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)

Forwards-long (Crude)	180,000	$60.00	$—	$10,800	$12,263	$1,463
Forwards-short (Gasoline)	(200,000)	—	75.48	(15,096)	(15,369)	(273)
Forwards-short (Diesel)	(50,000)	—	76.07	(3,804)	(3,774)	30
Futures-long (Crude Calls — Asphalt)	99,000	5.04	—	499	1,196	697
Futures-short (Crude)	(176,000)	—	65.31	(11,494)	(12,362)	(868)
Futures-short (Heating Oil)	(59,000)	—	79.46	(4,688)	(4,713)	(25)
Futures-short (RBOB)	(13,000)	—	79.17	(1,029)	(976)	53

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)

Futures-long (SPR Swaps)	434,000	$96.36	$74.80	$41,821	$32,462	$(9,359)
Futures-short (SPR Swaps)	(434,000)	61.44	74.80	(26,664)	(32,462)	(5,798)
Interest Rate Risk
          As of June 30, 2009, $834.4 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Credit Suisse Credit Facility and the Amended Wachovia Credit Facility bear interest at Eurodollar plus 2.25% and 1.5% per annum, respectively. As of June 30, 2009, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $4.8 million per annum.
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

PART II. OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
In connection with an $80.0 million investment by Alon Israel Oil Company, Ltd. (“Alon Israel”) in Alon Refining Louisiana, Inc. (“ARL”), a subsidiary formed in connection with the acquisition of the Krotz Springs, Louisiana refinery, ARL issued 80,000 shares of Series A Preferred Stock, par value $1,000 per share (the “Preferred Shares”), to Alon Israel. Dividends on the Preferred Shares accrue and are payable quarterly at a rate of 10.75% per annum. To date ARL has not made any such dividend payments. As of June 30, 2009, dividends in arrears in respect of the Preferred Shares were $8.6 million in the aggregate.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of our stockholders was held on May 28, 2009. Our stockholders voted on the following items at the Annual Meeting:

(a)	The stockholders approved the election of ten (10) directors for a one-year term expiring at the 2010 Annual Meeting of our stockholders. The votes cast in these elections were as follows:

Director	For	Withheld
Itzhak Bader	43,457,580	1,971,003
Boaz Biran	43,291,256	2,137,327
Ron Fainaro	43,292,831	2,135,752
Avinadav Grinshpon	43,291,313	2,137,270
Ron W. Haddock	45,250,942	177,641
Jeff D. Morris	43,124,719	2,303,864
Yeshayahu Pery	43,454,908	1,973,675
Zalman Segal	45,251,424	177,159
Avraham Shochat	45,251,491	177,089
David Wiessman	43,161,724	2,266,859

(b)	The stockholders ratified the employment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes for ratification were 45,277,655, the votes against ratification were 138,688 and the votes abstained were 12,240. There were no broker non-votes.

(c)	The stockholders approved the issuance of shares of our common stock upon (i) exchange of shares of Series A Preferred Stock of Alon Refining Louisiana, Inc. and (ii) exercise by us of an option to satisfy the obligations under certain promissory notes of one of our subsidiaries with such shares. The votes for the approval were 40,091,321, the votes against were 42,428, and the votes abstained were 22,076. There were no broker non-votes.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	First Amendment Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent.

10.2	Second Amendment to Loan and Security Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on April 27, 2009. SEC File No. 001-32567).

10.3	Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: August 6, 2009	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: August 6, 2009	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: August 6, 2009	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	First Amendment Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent.

10.2	Second Amendment to Loan and Security Agreement dated as of April 9, 2009 by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on April 27, 2009. SEC File No. 001-32567).

10.3	Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.