Form 10-Q
period 2009-09-30
Alon USA Energy, Inc.
filed 2009-11-06
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2009 was 46,819,862.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,078	$18,454
Accounts and other receivables, net	178,850	204,576
Income tax receivable	9,920	116,564
Inventories	280,392	232,320
Current portion of heating oil crack spread hedge	—	75,405
Prepaid expenses and other current assets	6,161	6,353
Deferred tax asset	5,720	—

Total current assets	499,121	653,672

Equity method investments	51,449	37,661
Property, plant, and equipment, net	1,472,812	1,448,959
Goodwill	105,943	105,943
Non-current portion of heating oil crack spread hedge	—	42,080
Other assets	75,941	125,118

Total assets	$2,205,266	$2,413,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$350,843	$233,004
Accrued liabilities	91,273	111,317
Current portion of long-term debt	17,164	28,397
Deferred income tax liability	—	30,570

Total current liabilities	459,280	403,288

Other non-current liabilities	101,902	104,190
Long-term debt	817,933	1,075,172
Deferred income tax liability	314,726	293,916

Total liabilities	1,693,841	1,876,566

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 46,819,862 and 46,814,021 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	468	468
Additional paid-in capital	184,054	183,642
Accumulated other comprehensive loss, net of income tax	(36,176)	(37,354)
Retained earnings	257,731	287,895

Total stockholders’ equity	406,077	434,651

Non-controlling interest in subsidiaries	14,598	17,916
Preferred stock of subsidiary including accumulated dividends	90,750	84,300

Total equity	511,425	536,867

Total liabilities and equity	$2,205,266	$2,413,433

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales (1)	$1,253,113	$1,905,106	$3,081,691	$4,170,540
Operating costs and expenses:
Cost of sales	1,165,295	1,812,399	2,693,343	4,033,788
Direct operating expenses	64,091	66,748	204,300	149,583
Selling, general and administrative expenses	32,276	29,697	95,772	86,353
Net costs associated with fire	—	17,376	—	43,212
Business interruption recovery	—	(30,000)	—	(30,000)
Depreciation and amortization	25,247	17,232	70,898	44,484

Total operating costs and expenses	1,286,909	1,913,452	3,064,313	4,327,420

Gain on involuntary conversion of assets	—	103,092	—	199,680
Gain (loss) on disposition of assets	(547)	(2,241)	(2,147)	43,005

Operating income (loss)	(34,343)	92,505	15,231	85,805
Interest expense	(21,460)	(21,493)	(70,739)	(42,885)
Equity earnings (losses) of investees	12,811	(3,915)	21,184	(2,307)
Other income (loss), net	(180)	(25)	268	1,093

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(43,172)	67,072	(34,056)	41,706
Income tax expense (benefit)	(16,452)	25,083	(13,006)	15,850

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(26,720)	41,989	(21,050)	25,856
Non-controlling interest in income (loss) of subsidiaries	(2,312)	2,542	(2,953)	1,760
Accumulated dividends on preferred stock of subsidiary	2,150	2,150	6,450	2,150

Net income (loss) available to common stockholders	$(26,558)	$37,297	$(24,547)	$21,946

Earnings (loss) per share, basic	$(0.57)	$0.80	$(0.52)	$0.47

Weighted average shares outstanding, basic (in thousands)	46,810	46,786	46,808	46,783

Earnings (loss) per share, diluted	$(0.57)	$0.74	$(0.52)	$0.46

Weighted average shares outstanding, diluted (in thousands)	46,810	52,362	46,808	46,802

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

(1)	Includes excise taxes on sales by the retail segment of $12,073 and $9,102 for the three months and $34,887 and $28,075 for the nine months ended September 30, 2009 and 2008, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(24,547)	$21,946
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	70,898	44,484
Stock compensation	533	487
Deferred income tax expense (benefit)	(14,575)	86,885
Non-controlling interest in income (loss) of subsidiaries	(2,953)	1,760
Equity (earnings) losses of investees (net of dividends)	(13,788)	4,374
Accumulated dividends on preferred stock of subsidiary	6,450	2,150
Gain on involuntary conversion of assets	—	(199,680)
(Gain) loss on disposition of assets	2,147	(43,005)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(8,399)	(53,502)
Income tax receivable	103,032	(41,190)
Inventories	(48,072)	104,587
Heating oil crack spread hedge	117,485	—
Prepaid expenses and other current assets	192	(8,811)
Other assets	11,195	(4,377)
Accounts payable	161,370	85,169
Accrued liabilities	(27,604)	(6,675)
Other non-current liabilities	(8,232)	(2,996)

Net cash provided by (used in) operating activities	325,132	(8,394)

Cash flows from investing activities:
Capital expenditures	(52,132)	(41,248)
Capital expenditures to rebuild the Big Spring refinery	(45,072)	(312,566)
Capital expenditures for turnarounds and catalysts	(13,005)	(2,072)
Proceeds from insurance to rebuild Big Spring refinery	34,125	225,010
Acquisition of the Krotz Springs refinery	—	(480,170)
Earnout payment related to Krotz Springs refinery acquisition	(17,521)	—
Sale of short-term investments, net	—	27,296

Net cash used in investing activities	(93,605)	(583,750)

Cash flows from financing activities:
Dividends paid to stockholders	(5,617)	(5,617)
Dividends paid to non-controlling interest stockholders	(576)	(242)
Deferred debt issuance costs	(7,238)	(27,678)
Revolving credit facilities, net	(123,029)	254,000
Additions to long-term debt	—	252,000
Proceeds from sale of preferred stock by subsidiary	—	80,000
Payments on long-term debt	(95,443)	(10,258)

Net cash (used in) provided by financing activities	(231,903)	542,205

Net decrease in cash and cash equivalents	(376)	(49,939)
Cash and cash equivalents, beginning of period	18,454	68,615

Cash and cash equivalents, end of period	$18,078	$18,676

Supplemental cash flow information:
Cash paid for interest	$67,968	$32,204

Cash paid (net of refunds received) for income tax	$(106,281)	$(22,630)

The accompanying notes are an integral part of these consolidated financial statements.

	For the Nine Months Ended
	September 30,
	2009	2008
Non-cash activities:
Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$(50,000)	$—

Financing activity — proceeds from borrowings retained by bank as deposit for hedge related activities for Krotz Springs refinery acquisition	$—	$50,000

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
          (c) New Accounting Standards
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”) (superseded by Accounting Standards Codification (“ASC”) topic 105-10-5). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have any effect on Alon’s consolidated financial statements.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (superseded by ASC topic 855-10-5). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. There was no effect on Alon’s results of operations or financial position, and the required disclosures are included in Note 18.
          In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”) (superseded by ASC topic 715-20-50), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans. The disclosures are intended to provide users of financial statements an understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FAS 132(R)-1 is effective for

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
years ending after December 15, 2009. Since FSP FAS 132 (R)-1 only affects disclosure requirements, there will be no effect on Alon’s results of operations or financial position.
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
          In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) (superseded by ASC topic 350-50-4). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have any effect on Alon’s consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS No. 161”) (superseded by ASC topic 815-10-65), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. There was no effect on Alon’s results of operations or financial position, and the required disclosures are included in Note 7.
          Effective January 1, 2008, Alon adopted the provisions of SFAS No. 157, Fair Value Measurements (superseded by ASC topic 820-10), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.
          In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”) (superseded by ASC topic 820-10-65). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption did not have any effect on Alon’s consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”) (superseded by ASC topic 810-20-65), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
disclosures required by SFAS No. 160. The following table presents the effect of the adoption of SFAS No. 160 to the consolidated balance sheet.

	December 31,		December 31,
	2008	Adjustments	2008
	(as
	previously		(recast)
	reported)
Total stockholders’ equity	$431,919	$2,732	$434,651
Non-controlling interest in subsidiaries (1)	—	17,916	17,916
Preferred stock of subsidiary including accumulated dividends (1)	—	84,300	84,300

Total equity	$431,919	$104,948	$536,867

(1)	Previously reported outside of equity.
          The adjustments reflect the attribution of unrealized gains or losses historically recorded to accumulated other comprehensive loss, net of income tax to non-controlling interest in subsidiaries and the reclassification of non-controlling interest in subsidiaries and preferred stock of subsidiary including dividends into equity.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (superseded by ASC topic 805-10), which requires that the purchase method of accounting be used for all business combinations. SFAS No. 141(R) requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination be recorded at “full fair value.” SFAS No. 141(R) applies to all business combinations, including combinations by contract alone. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008 and earlier application is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date.
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
          Alon’s insurance policies at the time of the fire provided a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also had third party liability insurance which provided coverage with a limit of $150,000 and a $5,000 deductible.
          For purposes of financial reporting, Alon recorded costs associated with the fire on a pre-tax basis net of anticipated insurance recoveries and reflected this as a separate line item on the consolidated statements of operations. For the three and nine months ended September 30, 2008, Alon recorded pre-tax costs of $17,376 and $43,212, respectively, associated with the fire. The components of the net costs as of September 30, 2008 include: $17,376 and $37,422 for the three and nine months ended September 30, 2008, respectively, of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for the nine months ended September 30, 2008 for Alon’s insurance deductibles under the insurance policies described above; and $790 of depreciation for the temporarily idled facilities for the nine months ended September 30, 2008.
          Alon received $385,000 of insurance proceeds during 2008 and 2009, of which $250,000 of insurance proceeds were received as advances on work performed through September 2008.
          With the insurance proceeds received of $250,000 through September 30, 2008, an involuntary gain on conversion of assets of $199,680 was recorded for the proceeds received in excess of the book value of assets

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
impaired of $25,330 and the demolition and repair expenses of $24,990 incurred through September 30, 2008. Alon also recorded pre-tax income for the three and nine months ended September 30, 2008 of $30,000 for business interruption recovery as a result of the fire with all proceeds received in September and October 2008.
     (3) Acquisitions and Deferred Gain Recognition
          Krotz Springs Refinery Acquisition
          On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories (the “Purchase Price”). The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including our refineries located on the West Coast and in West Texas.
          The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southern and Eastern United States markets through a pipeline operated by the Colonial product pipeline system. Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.3% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.2% is primarily heavy oils.
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
          The Purchase Price has been allocated based on fair values of the assets and liabilities acquired at the date of acquisition. The Purchase Price has been determined as set forth below:

Cash paid	$474,494
Transaction costs	6,517

Total Purchase Price	$481,011

          The Purchase Price was allocated as follows:

Current assets	$145,859
Property, plant and equipment	376,702
Current liabilities	(29,309)
Other non-current liabilities	(12,241)

Total Purchase Price	$481,011

          In connection with the acquisition, Alon entered into an earnout agreement with Valero, dated as of July 3, 2008, that provided for up to three annual payments to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve month periods following the acquisition. In August 2009, Alon amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, Alon paid Valero approximately $17,521 in August 2009 and has agreed to pay Valero an additional sum of $17,479 in eight installments of approximately $2,188 per quarter commencing in the fourth quarter of 2009 and ending in the third quarter of 2011 for earnout payments in an aggregate amount of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
$35,000. As a result, $35,000 is reflected as an addition to property, plant and equipment with increases of $8,729 to accrued liabilities and $8,750 to other non-current liabilities on the consolidated balance sheet at September 30, 2009 after giving effect to the August payment.
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
          Unaudited Pro Forma Financial Information
          The consolidated statements of operations include the results of the Krotz Springs refinery acquisition from July 1, 2008. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of the Krotz Springs refining business occurred on January 1, 2008;

•	$302,000 of term debt and $141,494 of borrowings under the revolver was incurred on January 1, 2008 to fund the acquisition and buy initial inventories; and

•	Depreciation expense was higher beginning January 1, 2008 based upon the revaluation of estimated asset values as of that date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(pro forma)	(unaudited)	(pro forma)
Net sales	$1,253,113	$1,905,106	$3,081,691	$5,710,169
Operating income (loss)	(34,343)	92,068	15,231	28,987
Net income (loss)	(26,558)	37,034	(24,547)	(30,173)
Earnings (loss) per share, basic	$(0.57)	$0.79	$(0.52)	$(0.64)

Earnings (loss) per share, diluted	$(0.57)	$0.73	$(0.52)	$(0.64)

          Deferred Gain Recognition
          A gain on disposition of assets of $42,935 recognized for the nine months ended September 30, 2008 represented all the remaining deferred gain associated with the contribution of certain pipelines and terminals to Holly Energy Partners, LP (“HEP”) in March 2005 and was due to the termination of an indemnification agreement with HEP.
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
            (a) Refining and Unbranded Marketing Segment
          Alon’s refining and unbranded marketing segment includes: sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. At these refineries Alon refines crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
States. Alon also acquires finished products through exchange agreements and third-party suppliers. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties.
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
            (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 305 owned and leased convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business primarily markets gasoline and diesel under the FINA brand name in the Southwestern and South Central United States, through a network of approximately 660 locations, including Alon’s convenience stores. Additionally, Alon’s retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to 313 licensed locations that are not under fuel supply agreements with Alon. Alon-operated convenience stores that are not within our integrated supply system, primarily in Central Texas, are supplied with motor fuels obtained from third-party suppliers. In the first nine months of 2009, approximately 92% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire, the motor fuels sold by Alon’s convenience stores and by branded marketing during the three and nine months ended September 30, 2008 were primarily acquired from third-party suppliers.
            (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
          Segment data as of and for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended September 30, 2009
Net sales to external customers	$860,692	$175,189	$217,232	$—	$1,253,113
Intersegment sales/purchases	132,377	(73,800)	(58,577)	—	—
Depreciation and amortization	21,098	545	3,399	205	25,247
Operating income (loss)	(58,935)	20,821	4,165	(394)	(34,343)
Total assets	1,742,871	251,382	193,850	17,163	2,205,266
Turnaround, chemical catalyst, capital expenditures (including earnout payment) and capital expenditures to rebuild the Big Spring refinery	45,862	523	751	1,755	48,891

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended September 30, 2008
Net sales to external customers	$1,292,054	$261,556	$351,496	$—	$1,905,106
Intersegment sales/purchases	180,874	(105,887)	(74,987)	—	—
Depreciation and amortization	13,081	535	3,392	224	17,232
Operating income (loss)	72,453	20,113	314	(375)	92,505
Total assets	1,950,580	262,184	215,404	8,142	2,436,310
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	173,049	32	844	27	173,952

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Nine months ended September 30, 2009
Net sales to external customers	$2,139,099	$351,429	$591,163	$—	$3,081,691
Intersegment sales/purchases	338,417	(188,676)	(149,741)	—	—
Depreciation and amortization	58,594	1,625	10,179	500	70,898
Operating income (loss)	2,912	5,447	7,941	(1,069)	15,231
Total assets	1,742,871	251,382	193,850	17,163	2,205,266
Turnaround, chemical catalyst, capital expenditures (including earnout payment) and capital expenditures to rebuild the Big Spring refinery	121,780	1,099	1,864	2,987	127,730

	Refining and		Retail and
	Unbranded		Branded		Consolidated
	Marketing	Asphalt	Marketing	Corporate	Total
Nine months ended September 30, 2008
Net sales to external customers	$2,589,745	$542,773	$1,038,022	$—	$4,170,540
Intersegment sales/purchases	524,781	(307,579)	(217,202)	—	—
Depreciation and amortization	31,921	1,603	10,290	670	44,484
Operating income (loss)	68,354	20,837	(2,263)	(1,123)	85,805
Total assets	1,950,580	262,184	215,404	8,142	2,436,310
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	353,083	307	2,011	485	355,886
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
          Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts and other receivables, income tax receivable, prepaid expenses and other current assets, equity method investments, goodwill and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
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
          In accordance with SFAS No. 157 (superseded by ASC topic 820-10), Alon must determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, Alon utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. Alon generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2009
Liabilities:
Futures and forwards	$538	$—	$—	$538
Commodity swaps	—	15,157	—	15,157
Interest rate swaps	—	19,839	—	19,839

As of December 31, 2008
Assets:
Commodity swaps	$—	$117,485	$—	$117,485
Liabilities:
Futures and forwards	1,197	—	—	1,197
Commodity swaps	—	25,473	—	25,473
Interest rate swaps	—	26,100	—	26,100
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
          At September 30, 2009, Alon held net forward contracts for sales of 200,015 barrels of refined products at an average price of $70.31 per barrel. At September 30, 2008, Alon held net forward contracts for purchases of 50,000 barrels of refined products and 549,000 barrels of crude at an average price of $109.60 per barrel. These forward contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and unrealized losses of $688 and $805 have been included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively.
          At September 30, 2009, Alon also held net futures contracts for purchases of 91,000 barrels of refined products at an average price of $75.32 per barrel. At September 30, 2008, Alon held net futures contracts for sales

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
of 58,000 barrels of crude oil at an average price of $98.47 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $150 and an unrealized loss of $123 have been included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively.
          At September 30, 2009, Alon held futures contracts for 434,000 barrels of crude swaps at an average spread of $74.80 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values.
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
          Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of September 30, 2009, Alon had interest rate swap agreements with a notional amount of $350,000 for remaining periods of 1 to 3.25 years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the nine months ended September 30, 2009 and 2008, Alon recognized in accumulated other comprehensive income an unrealized after-tax gain of $4,069 and after-tax loss of $3,262, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three and nine months ended September 30, 2009 and 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
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
          Gains of $433 and $4,447 have been reclassified from accumulated other comprehensive income to earnings for the three and nine months ended September 30, 2009, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the 13 month period beginning October 1, 2009 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

September 30,
Counterparty Credit Quality (1)	2009
AAA	$—
AA	(25,352)
A	(10,182)
Lower than A	—

Total	$(35,534)

(1)	As determined by nationally recognized statistical ratings organizations.
          The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments under FAS 133:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$150	Accrued liabilities	$15,845

Total derivatives not designated as hedging instruments under FAS 133		$150		$15,845

Derivatives designated as hedging instruments under FAS 133:
Interest rate swaps		$—	Other non-current liabilities	$19,839

Total derivatives designated as hedging instruments under FAS 133		—		19,839

Total derivatives		$150		$35,684

          The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
	Gain (Loss)	Gain (Loss) Reclassified from		Income (Ineffective Portion
Cash Flow Hedging	Recognized in	Accumulated OCI into Income		and Amount Excluded from
Relationships	OCI	(Effective Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$433		$—
Interest rate swaps	622	Interest expense	(3,713)		—

Total derivatives	$622		$(3,280)		$—

For the Nine months Ended September 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$4,447		$—
Interest rate swaps	6,261	Interest expense	(10,716)		—

Total derivatives	$6,261		$(6,269)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Gain (Loss) Recognized in Income
	Location	Amount
Derivatives not designated as hedging instruments under FAS 133:
For the Three Months Ended September 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$564

Total derivatives		$564

For the Nine months Ended September 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(13,927)
Commodity contracts (heating oil swaps)	Cost of sales	41,182
Commodity contracts (SPR swaps)	Cost of sales	174

Total derivatives		$27,429

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
          Carrying value of inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Crude oil, refined products, asphalt and blendstocks	$238,565	$192,997
Materials and supplies	17,910	16,456
Store merchandise	18,963	19,875
Store fuel	4,954	2,992

Total inventories	$280,392	$232,320

          Crude oil, refined products, asphalt and blendstock inventories totaled approximately 4,535,000 barrels and 4,003,000 barrels as of September 30, 2009 and December 31, 2008, respectively.
          Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $68,310 and $4,022 at September 30, 2009 and December 31, 2008, respectively.
     (9) Property, Plant and Equipment, net
          Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
Refining facilities	$1,512,093	$1,430,896
Pipelines and terminals	39,180	39,161
Retail	135,278	134,263
Other	16,032	13,052

Property, plant and equipment, gross	1,702,583	1,617,372
Less accumulated depreciation	(229,771)	(168,413)

Property, plant and equipment, net	$1,472,812	$1,448,959

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (10) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.
            (a) Other Assets

	September 30,	December 31,
	2009	2008
Deferred turnaround and chemical catalyst cost	$16,780	$11,684
Environmental receivables	2,743	8,524
Deferred debt issuance costs	37,718	35,648
Intangible assets	8,702	7,055
Deposit for hedge related activities for Krotz Springs refinery acquisition	—	50,000
Other	9,998	12,207

Total other assets	$75,941	$125,118

            (b) Accrued Liabilities and Other Non-Current Liabilities

	September 30,	December 31,
	2009	2008
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$23,255	$27,789
Employee costs	6,363	4,884
Commodity swaps	10,795	26,670
Valero earnout liability	8,729	—
Other	42,131	51,974

Total accrued liabilities	$91,273	$111,317

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net (Note 11)	$35,817	$35,989
Environmental accrual	28,283	33,181
Interest rate swap valuations	19,839	26,100
Valero earnout liability	8,750	—
Other	9,213	8,920

Total other non-current liabilities	$101,902	$104,190

            (c) Comprehensive Income
          The following table displays the computation of total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	$(26,720)	$41,989	$(21,050)	$25,856

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax	131	33,492	1,267	(1,949)

Total other comprehensive income (loss), net of tax	131	33,492	1,267	(1,949)

Comprehensive income (loss)	(26,589)	75,481	(19,783)	23,907

Comprehensive income attributable to non-controlling interest (including accumulated dividends on preferred shares of subsidiary)	(153)	6,700	3,587	3,770

Comprehensive income attributable to common stockholders	$(26,436)	$68,781	$(23,370)	$20,137

          The following table displays the components of accumulated other comprehensive loss, net of tax.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	September 30,	December 31,
	2009	2008
Unrealized losses on cash flow hedges, net of tax	$(16,827)	$(18,005)
Pension and post-employment benefits, net of tax	(19,349)	(19,349)

Accumulated other comprehensive loss, net of tax	$(36,176)	$(37,354)

     (11) Employee and Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. Alon’s funding policy is to contribute annually not less than the minimum required or more than the maximum amount that can be deducted for federal income tax purposes. Alon’s estimated contributions during 2009 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2008. For the nine months ended September 30, 2009 and 2008, Alon contributed $3,430 and $3,245, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$837	$857	$2,510	$1,771
Interest cost	841	748	2,522	2,244
Expected return on plan assets	(840)	(822)	(2,519)	(2,466)
Amortization of net loss	262	(47)	788	(141)

Net periodic benefit cost	$1,100	$736	$3,301	$1,408

     (12) Long-Term Debt
          A summary of Alon’s long-term debt follows:

	September 30,	December 31,
	2009	2008
Term loan credit facilities	$599,194	$739,810
Revolving credit facilities	153,789	276,818
Retail credit facilities	82,114	86,941

Total debt	835,097	1,103,569
Less current portion	(17,164)	(28,397)

Total long-term debt	$817,933	$1,075,172

            (a) Alon USA Energy, Inc. Credit Facilities
          Term Loan Credit Facility. The loans under the credit agreement with Credit Suisse (“the Credit Suisse Credit Facility”), with an original principal of $450,000, will mature on August 2, 2013. Principal payments of $4,500 per annum are to be paid in quarterly installments subject to reduction from mandatory principal repayment events. At September 30, 2009 and December 31, 2008, the outstanding balance was $435,375 and $437,810, respectively.
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
            (b) Alon USA, LP Credit Facilities
          Revolving Credit Facility. Alon entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) with Israel Discount Bank of New York (“Israel Discount Bank”) on February 15, 2006, which was further amended and restated thereafter with the latest amendment on July 31, 2009. Israel Discount Bank acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the IDB Credit Facility is fixed at $240,000.
          The IDB Credit Facility will mature on January 1, 2013. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum and is subject to an overall floor of 4.00%. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings (excluding Alon Logistics), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
          Borrowings of $66,500 and $118,000 were outstanding under the IDB Credit Facility at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, outstanding letters of credit under the IDB Credit Facility were $172,563 and $30,561, respectively.
            (c) Paramount Petroleum Corporation Credit Facility
          Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300,000 revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. Amounts borrowed under the Paramount Credit Facility accrue interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability as of September 30, 2009, the margin was 1.75%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          Borrowings of $81,887 and $11,713 were outstanding under the Paramount Credit Facility at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, outstanding letters of credit under the Paramount Credit Facility were $56,719 and $12,212, respectively.

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
          On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into a first amendment agreement to the Krotz Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge of which $133,581 of proceeds were used to reduce the Krotz Term Loan principal balance. Also as part of the first amendment, less restrictions were placed on the maintenance financial covenants through 2010. The amended Krotz Term Loan currently bears interest at the Eurodollar rate plus a blended average spread of 9.1% per annum and a minimum Eurodollar rate floor of 3.25% per annum.
          The Krotz Term Loan matures in July 2014, with the next quarterly principal payments beginning on March 31, 2010. At September 30, 2009 and December 31, 2008, the outstanding balance was $163,819 and $302,000, respectively.
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
          ARKS may prepay all or a portion of the outstanding loan balance under the Krotz Term Loan at any time without prepayment penalty. In October 2009, ARKS made a prepayment of $163,819, representing the then outstanding principal balance, with the proceeds received from the issuance of the ARKS senior secured notes (Note 18).
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
          At September 30, 2009, the ARKS Facility size was $250,000.
          Borrowings under the ARKS Facility bear interest at a rate based on a margin over the Eurodollar rate which currently is 4.0%.
          At September 30, 2009 and December 31, 2008, the ARKS Facility had an outstanding loan balance of $5,402 and $147,105 and outstanding letters of credit of $148,909 and $68,273, respectively.

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
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At September 30, 2009 and December 31, 2008, the outstanding balance was $81,278 and $86,028, respectively, and there were no further amounts available for borrowing.
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
            (e) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At September 30, 2009 and December 31, 2008, the outstanding balance was $836 and $913, respectively.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Compensation expense for the restricted stock grants amounted to $22 and $39 for the three months ended September 30, 2009 and 2008, respectively, and $53 and $101 for the nine months ended September 30, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R (superseded by ASC topic 718-10) for pro forma disclosure purposes.
          The following table summarizes the restricted share activity from January 1, 2008:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2008	26,918	$21.74
Granted	5,577	13.45
Vested	(24,833)	20.54
Forfeited	—	—

Nonvested at December 31, 2008	7,662	$19.58
Granted	5,841	12.84
Vested	(3,277)	22.89
Forfeited	—	—

Nonvested at September 30, 2009	10,226	$14.67

          As of September 30, 2009, there was $85 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.09 years. The fair value of shares vested-to-date in 2009 was $42.
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
          Compensation expense for the SARs grants amounted to $119 and $273 for the three months ended September 30, 2009 and 2008, respectively, and $359 and $817 for the nine months ended September 30, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
            (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
grant date. Total compensation expense recognized under this plan was $12 and ($47) for the three months ended September 30, 2009 and 2008, respectively, and $121 and ($432) for the nine months ended September 30, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the nine months ended September 30, 2009 and for the year ended December 31, 2008:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2008	5,216	$100	1,959	$100
Granted	—	—	—	—
Exercised	(2,423)	100	(910)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2008	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at September 30, 2009	2,793	$100	1,049	$100

          The aggregate intrinsic value of options exercised in the nine months ended September 30, 2009 was $0.
     (14) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On September 15, 2009, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock.
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
          The calculation of earnings (loss) per share, basic and diluted, for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(26,558)	$37,297	$(24,547)	$21,946
Average number of shares of common stock outstanding	46,810	46,786	46,808	46,783
Dilutive restricted shares, SARs and conversion of preferred shares	—	5,576	—	19

Average number of shares of common stock outstanding assuming dilution	46,810	52,362	46,808	46,802

Earnings (loss) per share — basic	$(0.57)	$0.80	$(0.52)	$0.47

Earnings (loss) per share — diluted *	$(0.57)	$0.74	$(0.52)	$0.46

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three and nine months ended September 30, 2009 was anti-dilutive and therefore excluded from the calculation, but for the three and nine months ended September 30, 2008 the adjustment was $382 and $334, respectively. Additionally, net income for the three and nine months ended

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

September 30, 2009 was not adjusted for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock because their effects were anti-dilutive. Net income for the three months ended September 30, 2008 was adjusted for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock, but net income for the nine months ended September 30, 2008 was not adjusted because the effect was anti-dilutive.
     (16) Related Party Transactions
          Sale of Preferred Shares
          On July 3, 2008, Alon completed the acquisition from Valero of all of the capital stock of Valero Refining Company-Louisiana, a corporation that owned Valero’s refining business and related assets located in Krotz Springs, Louisiana, through ARKS. The purchase price was $333,000 in cash plus approximately $141,494 for working capital, including inventories. The cash portion of the purchase price and working capital payment were funded in part by proceeds from the sale to Alon Israel Oil Company, Ltd., the majority stockholder of Alon, (“Alon Israel”) of 80,000 shares of Series A Preferred Stock, par value $1,000.00 per share (the “Original Preferred Shares”), of ARL, for an aggregate purchase price of $80,000. The sale of the Original Preferred Shares was completed pursuant to the Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of July 3, 2008, by and between ARL and Alon Israel. Pursuant to the terms of the Stock Purchase Agreement, Alon Israel was also required to cause letters of credit in the amount of $55,000 (the “Original L/Cs”) to be issued for the benefit of Bank of America, N.A. in order to support the borrowing base of ARKS.
          In connection with the Stock Purchase Agreement, Alon, ARL, Alon Israel and Alon Louisiana Holdings, Inc. (“Alon Louisiana Holdings”), a subsidiary of Alon and the holder of all of the outstanding shares of common stock of ARL, entered into a Stockholders Agreement (the “Original Stockholders Agreement”), dated as of July 3, 2008. On March 31, 2009, Alon, ARL, Alon Israel and Alon Louisiana Holdings entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) pursuant to which Alon Israel agreed to cause additional letters of credit in an aggregate amount up to $25,000 to be issued for the benefit of ARKS (the “Additional L/Cs” and, together with the Original L/Cs, the “L/Cs”), and Alon Israel was granted an option (the “L/C Option”), exercisable at any time the L/Cs are outstanding (but subject to the terms of the credit facilities and other binding obligations of ARL), to withdraw all or part of the L/Cs and acquire shares of Series A Preferred Stock of ARL at their par value of $1,000.00 per share, in an amount equal to such withdrawn L/Cs (the “L/C Preferred Shares,” and, together with the Original Preferred Shares, the “Preferred Shares”).
          Under the terms of the Stockholders Agreement, (i) with respect to the Original Preferred Shares, during the 18-month period beginning on July 3, 2008, and (ii) with respect to the L/C Preferred Shares, during the period beginning on the date of issuance of any Preferred Shares in connection with the exercise of the L/C Option and ending on December 31, 2010, each of Alon Louisiana Holdings and Alon have the option to purchase from Alon Israel all or a portion of the then-outstanding Preferred Shares at a price per share equal to the par value plus accrued but unpaid dividends (the “Call Option”), subject to the prior release of all of the L/Cs and conditioned upon approval of the purchase by Alon’s Audit Committee.
          If the Call Option is not exercised by Alon Louisiana Holdings or Alon, the Preferred Shares are exchangeable for shares of Alon common stock in accordance with the terms of the Stockholders Agreement. Specifically, (i) the Preferred Shares may be exchanged at the election of either Alon or Alon Israel, for shares of Alon common stock upon a change of control of either ARL or Alon; (ii) in the event that the Call Option is not exercised, Alon Israel will have the option to exchange Preferred Shares it then holds for Alon common stock during a 5-business day period beginning on the first day on which Alon’s securities trading window is open after each of January 3, 2010, July 1, 2010 and January 1, 2011; and (iii) if not so exchanged, all of the Preferred Shares will be mandatorily exchanged for shares of Alon common stock on July 3, 2011.
          Pursuant to the Stockholders Agreement, in the event that any L/C is drawn upon by beneficiaries of an L/C, a promissory note will be issued by Alon Louisiana Holdings in favor of Alon Israel for the amount of any such drawn L/Cs. This promissory note will provide that Alon may exchange the promissory note for shares of Alon common stock.

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
          Offtake Agreement with Valero
          In connection with the Krotz Springs refinery acquisition (Note 3), Alon and Valero also entered into an offtake agreement that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low-sulfur diesel, jet fuel, light cycle oil, high sulfur No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low-sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products (each such term beginning in October 2008).
          (b) Contingencies
          Alon is involved in various claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material adverse effect on Alon’s financial position, results of operations or liquidity.
          SemGroup, LP Bankruptcy
          On July 22, 2008, SemMaterials, a customer of Alon, filed a petition under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2009, SemMaterials owed approximately $32,000 to Alon of which approximately $11,000 is part of an administrative claim. Alon believes that the administrative claim will be paid after final approval of the reorganization plan recently filed with the United States Bankruptcy Court in Delaware.
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
          Alon has accrued environmental remediation obligations of $30,840 ($2,557 current payable and $28,283 non-current liability) at September 30, 2009 and $35,833 ($2,652 current payable and $33,181 non-current liability) at December 31, 2008.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,948 and non-current receivable of $2,743 at September 30, 2009.
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $841 at September 30, 2009.
     (18) Subsequent Event
          Alon has evaluated subsequent events through November 6, 2009, the date of issuance of our consolidated balance sheet and consolidated statement of operations.
          Dividend Declared
          On November 4, 2009, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on December 15, 2009 to stockholders of record at the close of business on November 30, 2009.
          Sale of Senior Secured Notes
          In October 2009, ARKS issued $216,500 aggregate principal amount of 13 1/2 % senior secured notes due 2014 in a private offering.
          ARKS received gross proceeds of $205,365 from the sale of the senior secured notes (before fees and expenses related to the offering). In connection with the closing, ARKS prepaid in full all outstanding obligations under the Krotz Term Loan. The remaining proceeds from the offering will be used for general corporate purposes.
          The terms of the senior secured notes are governed by an indenture, dated as of October 22, 2009, by and between ARKS and Wilmington Trust FSB, as trustee (the “Indenture”). Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010. The obligations under the Indenture are secured by a first priority lien on ARKS’ property, plant and equipment and a second priority lien on ARKS’ cash, accounts receivable and inventory.
          With the issuance of the senior secured notes in October 2009 by ARKS and the subsequent full prepayment of its term loan, a write-off of unamortized debt issuance costs of $20,482 will be recorded in the fourth quarter of 2009.

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
Company Overview
     We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 250,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks, asphalt and other petroleum-based products.
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
     Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.3% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.2% is primarily heavy oils. We market refined products from the Krotz Springs refinery to wholesale distributors, other refiners, and third parties. The Krotz Springs refinery uses its direct access to the Colonial products pipeline system to transport products to markets in the Southern and Eastern United States. The Krotz Springs refinery’s location also provides access to upriver markets on the Mississippi and Ohio Rivers and barge access through its docking facilities along the Atchafalaya River.
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
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 305 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. In the first nine months of 2009, approximately 92% of the motor fuel requirements of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the three and nine months ended September 30, 2008.
          We market gasoline and diesel under the FINA brand name through a network of approximately 660 locations, including our convenience stores. Other than in 2008 due to the February 18, 2008 fire, approximately 50% of the gasoline and 10% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to 313 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
Third Quarter Operational and Financial Highlights
          Third quarter of 2009 operating loss was ($34.3) million, compared to operating income of $92.5 million in the same period last year. Operating income in 2009 was lower compared to 2008 principally due to the recognition of net gains from the involuntary conversion of assets and recoveries for business interruption claims in the third quarter of 2008. These 2008 gains were partially offset by an increase in production volumes in 2009 as a result of the rebuild of the Big Spring refinery. Other operational and financial highlights for the third quarter of 2009 include the following:
•	The combined refineries throughput for the third quarter of 2009 averaged 157,660 barrels per day (“bpd”), consisting of 62,500 bpd at the Big Spring refinery, 35,470 bpd at the California refineries and 59,690 bpd at the Krotz Springs refinery compared to a combined average of 122,252 bpd in the third quarter of 2008, consisting of 35,204 bpd at the Big Spring refinery, 28,661 bpd at the California refineries and 58,387 bpd at the Krotz Springs refinery. The Big Spring refinery had higher throughput in the third quarter of 2009 compared to the third quarter of 2008 primarily due to last year’s fire.

•	Our average refinery operating margin for the Big Spring refinery, which was negatively impacted by the absence of the alkylation unit and additional feedstock costs related to preparations for start up of the ultra low-sulfur gasoline unit, decreased $6.83 per barrel to $1.34 per barrel for the three months ended September 30, 2009, compared to $8.17 per barrel for the three months ended September 30, 2008. This decrease was also attributable to the contractions in the Gulf Coast and Group III 3/2/1 crack spreads.

•	Our California refineries operating margin for the three months ended September 30, 2009 decreased $9.68 per barrel to ($0.55) per barrel, compared to $9.13 per barrel for the three months ended September 30, 2008. This decrease was primarily due to the lower light/heavy crude oil spread.

•	The average operating margin for the Krotz Springs refinery for the three months ended September 30, 2009 decreased $4.75 per barrel to $2.45 per barrel, compared to $7.20 per barrel for the three months ended September 30, 2008. This decrease was attributable mainly to the contractions in the Gulf Coast 2/1/1 crack spreads.

•	The third quarter of 2009 saw the continued contraction of sweet/sour and light/heavy crude oil differentials compared to the prior period. The average sweet/sour spread for the three months ended September 30, 2009 was $1.68 per barrel compared to $2.16 per barrel for the three months ended September 30, 2008. The average light/heavy spread for the three months ended September 30, 2009 was $4.97 per barrel compared to $11.23 per barrel for the three months ended September 30, 2008.

•	The average 3/2/1 Gulf Coast crack spread for the three months ended September 30, 2009 was $6.52 per barrel compared to $16.05 per barrel for the three months ended September 30, 2008. The average 2/1/1

Gulf Coast high sulfur diesel crack spread for the three months ended September 30, 2009 was $5.36 per barrel compared to $15.86 per barrel for the three months ended September 30, 2008. Additionally, the average 3/2/1 West Coast crack spread for the three months ended September 30, 2009 was $14.85 per barrel compared to $14.68 per barrel for the three months ended September 30, 2008.

•	Asphalt margins in the third quarter of 2009 were $82.99 per ton compared to $80.30 per ton in the third quarter of 2008, primarily due to lower crude oil costs. The average blended asphalt sales price decreased 27.9% from $618.53 per ton in the third quarter of 2008 to $446.26 per ton in the third quarter of 2009 and the average non-blended asphalt sales price decreased 64.8% from $541.04 per ton in the third quarter of 2008 to $190.23 per ton in the third quarter of 2009. The blended asphalt sales accounted for 93.5% of total asphalt sales in the third quarter of 2009. The decrease in the blended asphalt sales price of 27.9% was less than the 42.2% decrease in WTI prices in the third quarter of 2009.

•	Our retail fuel sales gallons for the three months ended September 30, 2009 increased 7.1 million gallons, or 29.9%, to 30.9 million gallons from 23.8 million gallons for the three months ended September 30, 2008. Our integrated branded fuel sales gallons for the three months ended September 30, 2009 increased 10.0 million gallons, or 18.0%, to 64.7 million gallons from 54.7 million gallons for the three months ended September 30, 2008.

•	On September 15, 2009, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on August 31, 2009.
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
          We compare our California refineries’ per barrel operating margin to the West Coast 6/1/2/3 crack spread. A 6/1/2/3 crack spread is calculated assuming that six barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline, two barrels of diesel and three barrels of fuel oil. We calculate the West Coast 6/1/2/3 crack spread using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel, LA 380 pipeline CST (fuel oil) and the market value of WTI crude oil. The per barrel operating margin of the California refineries is calculated by dividing the California refineries’ gross margin by their throughput volumes. Another comparison to other West Coast refineries that we use is the West Coast 3/2/1 crack spread. This is calculated using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil.
          We compare our Krotz Springs refinery’s per barrel margin to the Gulf Coast 2/1/1 crack spread. A 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and Gulf Coast high sulfur diesel and the market value of WTI crude oil. The per barrel operating margin of the Krotz Springs refinery is calculated by dividing the Krotz Springs refinery’s gross margin by its throughput volumes.

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
          Retail and Branded Marketing
          Our earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our FINA-branded distributors. Retail merchandise margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and we experience increased demand for our products in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall demand.

Factors Affecting Comparability
          Our financial condition and operating results over the three and nine months ended September 30, 2009 and 2008 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          On July 3, 2008, we completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories. The completion of the Krotz Springs refinery acquisition increased our crude refining capacity by 50% to approximately 250,000 barrels per day (“bpd”) including our refineries located on the West Coast and West Texas. The results from our Krotz Springs refinery are included in our results of operations for the three and nine months ending September 30, 2009 and for the three months ended September 30, 2008.
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Consequently, our results of operations for the three and nine months ended September 30, 2008 reflect the impacts of this event.
          In the three and nine months ended September 30, 2008, an involuntary gain on conversion of assets was recorded of $103.1 million and $199.7 million, respectively, for the insurance proceeds received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through September 30, 2008.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2009 and 2008. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2008 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per		(dollars in thousands, except per
	share data)		share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,253,113	$1,905,106	$3,081,691	$4,170,540
Operating costs and expenses:
Cost of sales	1,165,295	1,812,399	2,693,343	4,033,788
Direct operating expenses	64,091	66,748	204,300	149,583
Selling, general and administrative expenses (2)	32,276	29,697	95,772	86,353
Net costs associated with fire (3)	—	17,376	—	43,212
Business interruption recovery (4)	—	(30,000)	—	(30,000)
Depreciation and amortization (5)	25,247	17,232	70,898	44,484

Total operating costs and expenses	1,286,909	1,913,452	3,064,313	4,327,420

Gain on involuntary conversion of assets (6)	—	103,092	—	199,680
Gain (loss) on disposition of assets (7)	(547)	(2,241)	(2,147)	43,005

Operating income (loss)	(34,343)	92,505	15,231	85,805
Interest expense (8)	(21,460)	(21,493)	(70,739)	(42,885)
Equity earnings (losses) of investees	12,811	(3,915)	21,184	(2,307)
Other income (loss), net	(180)	(25)	268	1,093

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(43,172)	67,072	(34,056)	41,706
Income tax expense (benefit)	(16,452)	25,083	(13,006)	15,850

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(26,720)	41,989	(21,050)	25,856
Non-controlling interest in income (loss) of subsidiaries	(2,312)	2,542	(2,953)	1,760
Accumulated dividends on preferred stock of subsidiary	2,150	2,150	6,450	2,150

Net income (loss)	$(26,558)	$37,297	$(24,547)	$21,946

Earnings (loss) per share, basic	$(0.57)	$0.80	$(0.52)	$0.47

Weighted average shares outstanding, basic (in thousands)	46,810	46,786	46,808	46,783

Earnings (loss) per share, diluted	$(0.57)	$0.74	$(0.52)	$0.46

Weighted average shares outstanding, diluted (in thousands)	46,810	52,362	46,808	46,802

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per		(dollars in thousands, except per
	share data)		share data)
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$28,168	$33,682	$325,132	$(8,394)
Investing activities	(48,891)	(532,747)	(93,605)	(583,750)
Financing activities	(4,676)	503,845	(231,903)	542,205

OTHER DATA:
Adjusted EBITDA (9)	$4,082	$108,038	$109,728	$86,070
Capital expenditures (including earnout payment) (10)	40,409	21,724	69,653	41,248
Capital expenditures to rebuild the Big Spring refinery	5,791	152,225	45,072	312,566
Capital expenditures for turnaround and chemical catalyst	2,691	3	13,005	2,072

	September 30,	December 31,
	2009	2008
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$18,078	$18,454
Working capital	39,841	250,384
Total assets	2,205,266	2,413,433
Total debt	835,097	1,103,569
Total equity	511,425	536,867

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $12,073 and $9,102 for the three months ended September 30, 2009 and 2008, respectively, and $34,887 and $28,075 for the nine months ended September 30, 2009 and 2008, respectively. Net sales also includes royalty and related net credit card fees of $284 and $86 for the three months ended September 30, 2009 and 2008, respectively, and $635 and $213 for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $189 and $151 for the three months ended September 30, 2009 and 2008, respectively, and $569 and $453 for the nine months ended September 30, 2009 and 2008, respectively, which are not allocated to our three operating segments.

(3)	Net costs associated with fire for the three and nine months ended September 30, 2008, respectively, includes $17,376 and $37,422 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for the nine months ended September 30, 2008 for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $790 for the nine months ended September 30, 2008.

(4)	Business interruption recovery income for the three and nine months ended September 30, 2008 of $30,000 was recorded as a result of the Big Spring refinery fire with all proceeds received in September and October 2008.

(5)	Includes corporate depreciation and amortization of $205 and $224 for the three months ended September 30, 2009 and 2008, respectively, and $500 and $670 for the nine months ended September 30, 2009 and 2008, respectively, which are not allocated to our three operating segments. Additionally, 2009 depreciation reflects depreciation on the assets acquired in the Krotz Springs refinery since the acquisition in July 2008 and capital expenditures placed in service in September 2008 from the rebuild of the Big Spring refinery.

(6)	Based upon the receipt of insurance proceeds of $250,000 through September 30, 2008, an involuntary gain on conversion of assets was recorded of $199,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through September 30, 2008.

(7)	Gain on disposition of assets reported in the nine months ended September 30, 2008 includes the recognition of deferred gain recorded primarily in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP,(“HEP”), in March 2005 (“HEP transaction”). A gain of $42,935 in the second quarter of 2008 represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(8)	Interest expense of $70,739 for the nine months ended September 30, 2009 includes $5,715 related to the liquidation of the heating oil hedge in the second quarter of 2009. The remaining increase compared to interest expense for the nine months ended September 30, 2008 of $42,885 is primarily due to interest on borrowings and letter of credit fees related to the Krotz Springs refinery acquisition.

(9)	Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income (loss)	$(26,558)	$37,297	$(24,547)	$21,946
Non-controlling interest in income (loss) of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	(162)	4,692	3,497	3,910
Income tax expense (benefit)	(16,452)	25,083	(13,006)	15,850
Interest expense	21,460	21,493	70,739	42,885
Depreciation and amortization	25,247	17,232	70,898	44,484
(Gain) loss on disposition of assets	547	2,241	2,147	(43,005)

Adjusted EBITDA	$4,082	$108,038	$109,728	$86,070

Adjusted EBITDA for the three and nine months ended September 30, 2008 includes a gain on the involuntary conversion of assets of $103,092 and $199,680, respectively, representing the insurance proceeds received with respect to property damage resulting from the Big Spring refinery fire in excess of the net book value of assets impaired of $25,330 and the demolition and repair expenses of $24,990 incurred through September 30, 2008; income for the three and nine months ended September 30, 2008 for a business interruption recovery of $30,000; net costs associated with fire at the Big Spring refinery of $17,376 and $43,212 for the three and nine months ended September 30, 2008, respectively; and a 2008 third quarter charge of $61,192 to cost of sales for inventory adjustments related to the Krotz Springs refinery acquisition.

(10)	Includes corporate capital expenditures of $1,755 and $27 for the three months ended September 30, 2009 and 2008, respectively, and $2,987 and $485 for the nine months ended September 30, 2009 and 2008, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$993,069	$1,472,928	$2,477,516	$3,114,526

Operating costs and expenses:
Cost of sales	972,686	1,442,376	2,221,615	3,116,022
Direct operating expenses	51,286	54,109	171,295	115,250
Selling, general and administrative expenses	6,934	4,384	21,500	12,452
Net costs associated with fire (2)	—	17,376	—	43,212
Business interruption recovery (3)	—	(30,000)	—	(30,000)
Depreciation and amortization (4)	21,098	13,081	58,594	31,921

Total operating costs and expenses	1,052,004	1,501,326	2,473,004	3,288,857

Gain on involuntary conversion of assets (5)	—	103,092	—	199,680
Gain (loss) on disposition of assets (6)	—	(2,241)	(1,600)	43,005

Operating income (loss)	$(58,935)	$72,453	$2,912	$68,354

KEY OPERATING STATISTICS:
Total sales volume (bpd)	127,580	108,596	127,460	113,860
Per barrel of throughput:
Refinery operating margin — Big Spring (7)	$1.34	$8.17	$6.32	$2.30
Refinery operating margin — CA Refineries (7)	(0.55)	9.13	2.41	(0.37)
Refinery operating margin — Krotz Springs (7)	2.45	7.20	6.64	7.20
Refinery direct operating expense — Big Spring (8)	4.11	5.15	4.13	5.00
Refinery direct operating expense — CA Refineries (8)	3.85	6.17	4.37	5.26
Refinery direct operating expense — Krotz Springs (8)	2.75	3.94	3.77	3.94
Capital expenditures (including earnout payment)	37,380	20,821	63,703	38,445
Capital expenditures to rebuild the Big Spring refinery	5,791	152,225	45,072	312,566
Capital expenditures for turnaround and chemical catalyst	2,691	3	13,005	2,072

PRICING STATISTICS:
WTI crude oil (per barrel)	$68.17	$117.98	$57.03	$113.34
WTS crude oil (per barrel)	66.49	115.82	55.69	109.53
MAYA crude oil (per barrel)	63.20	106.75	51.98	97.03
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$6.52	$16.05	$8.14	$12.82
Group III	8.01	14.94	9.02	12.95
West Coast	14.85	14.68	15.74	18.15
Crack spreads (6/1/2/3) (per barrel):
West Coast	$5.39	$3.17	$4.73	$0.22
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$5.36	$15.86	$7.14	$13.15
Crude oil differentials (per barrel):
WTI less WTS	$1.68	$2.16	$1.34	$3.81
WTI less MAYA	4.97	11.23	5.05	16.31
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.773	$3.090	$1.545	$2.863
Gulf Coast ultra low-sulfur diesel	1.789	3.394	1.565	3.285
Gulf Coast high sulfur diesel	1.728	3.283	1.510	3.160
Group III unleaded gasoline	1.814	3.032	1.575	2.861
Group III ultra low-sulfur diesel	1.815	3.430	1.567	3.300
West Coast LA CARBOB (unleaded gasoline)	2.042	3.084	1.798	3.067
West Coast LA ultra low-sulfur diesel	1.847	3.308	1.602	3.258
Natural gas (per MMBTU)	3.44	8.98	3.90	9.75

THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	44,924	71.9	29,413	83.5	50,345	80.0	27,199	84.2
Sweet crude	15,521	24.8	4,396	12.5	10,411	16.5	3,736	11.6
Blendstocks	2,055	3.3	1,395	4.0	2,177	3.5	1,364	4.2

Total refinery throughput (9)	62,500	100.0	35,204	100.0	62,933	100.0	32,299	100.0

Refinery production:
Gasoline	27,366	44.1	8,987	26.3	27,424	43.8	10,642	33.7
Diesel/jet	19,690	31.8	8,861	26.0	20,477	32.7	8,128	25.7
Asphalt	5,830	9.4	4,582	13.5	5,879	9.4	4,552	14.4
Petrochemicals	3,340	5.4	626	1.8	3,286	5.3	790	2.5
Other	5,790	9.3	11,054	32.4	5,524	8.8	7,511	23.7

Total refinery production (10)	62,016	100.0	34,110	100.0	62,590	100.0	31,623	100.0

Refinery utilization (11)		86.3%		52.9%		86.8%		45.3%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	16,073	45.3	8,692	30.3	16,164	46.6	10,404	30.1
Heavy crude	18,937	53.4	19,714	68.8	18,259	52.6	23,587	68.1
Blendstocks	460	1.3	255	0.9	288	0.8	629	1.8

Total refinery throughput (9)	35,470	100.0	28,661	100.0	34,711	100.0	34,620	100.0

Refinery production:
Gasoline	5,456	15.8	3,513	12.6	5,189	15.3	4,672	14.0
Diesel/jet	8,434	24.5	7,379	26.5	8,037	23.7	8,262	24.7
Asphalt	10,441	30.3	9,026	32.4	10,215	30.2	9,650	28.8
Light unfinished	—	—	—	—	467	1.4	—	—
Heavy unfinished	9,546	27.7	7,678	27.5	9,409	27.8	10,659	31.8
Other	585	1.7	278	1.0	551	1.6	249	0.7

Total refinery production (10)	34,462	100.0	27,874	100.0	33,868	100.0	33,492	100.0

Refinery utilization (11)		48.3%		39.2%		53.1%		46.9%
THROUGHPUT AND YIELD DATA:
KROTZ SPRINGS (A)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	30,741	51.5	37,803	64.7	28,755	50.2	37,803	64.7
Heavy sweet crude	27,547	46.2	18,595	31.9	24,691	43.1	18,595	31.9
Blendstocks	1,402	2.3	1,989	3.4	3,862	6.7	1,989	3.4

Total refinery throughput (9)	59,690	100.0	58,387	100.0	57,308	100.0	58,387	100.0

Refinery production:
Gasoline	27,441	45.4	24,255	41.0	26,628	45.8	24,255	41.0
Diesel/jet	26,855	44.5	27,910	47.2	25,288	43.4	27,910	47.2
Heavy oils	1,205	2.0	1,260	2.1	1,151	2.0	1,260	2.1
Other	4,865	8.1	5,700	9.7	5,090	8.8	5,700	9.7

Total refinery production (10)	60,366	100.0	59,125	100.0	58,157	100.0	59,125	100.0

Refinery utilization (11)		70.1%		67.9%		64.3%		67.9%

(A)	For the nine months ended September 30, 2008, represents throughput and production data for the period from July 1, 2008 through September 30, 2008.

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Net costs associated with fire for the three and nine months ended September 30, 2008, respectively, includes $17,376 and $37,422 of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for the nine months ended September 30, 2008 for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $790 for the nine months ended September 30, 2008.

(3)	Business interruption recovery income for the three and nine months ended September 30, 2008 of $30,000 was recorded as a result of the Big Spring refinery fire with all proceeds received in September and October 2008.

(4)	Higher 2009 depreciation amounts were attributable to depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and assets placed in service in September 2008 following the rebuild of the Big Spring refinery.

(5)	Based upon the receipt of insurance proceeds of $250,000 through September 30, 2008, an involuntary gain on conversion of assets was recorded of $199,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through September 30, 2008.

(6)	Gain on disposition of assets reported in the nine months ended September 30, 2008 includes the recognition of deferred gain recorded primarily in connection with the HEP transaction. A gain of $42,935 in the second quarter of 2008 represented all the recognition of the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP.

(7)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventory adjustments related to acquisitions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $1,019 and $151 for the Big Spring refinery for the three and nine months ended September 30, 2009, respectively. There was an unrealized hedging gain of $58 for the California refineries for the nine months ended September 30, 2009 and unrealized hedging gains of $2,525 and $4,127 for the California refineries for the three and nine months ended September 30, 2008, respectively. There was an unrealized hedging loss of $29 and unrealized gain of $20,369 for the Krotz Springs refinery for the three and nine months ended September 30, 2009, respectively. Additionally, the Krotz Springs refinery margin for the nine months ended September 30, 2009 excludes realized gains related to the unwind of the heating oil crack spread hedge of $139,290 and the refinery margin for the three months ended September 30, 2008 excludes a charge of $61,192 to cost of sales for inventory adjustments related to the acquisition.

(8)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(9)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(10)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery. Light product yields were lower at the Big Spring refinery for the three and nine months ended September 30, 2008 due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

(11)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery for the three and nine months ended September 30, 2008 is due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

ASPHALT SEGMENT

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$175,189	$261,556	$351,429	$542,773
Operating costs and expenses:
Cost of sales (1)	139,751	227,348	307,881	482,957
Direct operating expenses	12,805	12,639	33,005	34,333
Selling, general and administrative expenses	1,267	921	3,471	3,043
Depreciation and amortization	545	535	1,625	1,603

Total operating costs and expenses	154,368	241,443	345,982	521,936

Operating income	$20,821	$20,113	$5,447	$20,837

KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	367	401	813	1,028
Non-blended asphalt sales volume (tons in thousands) (3)	60	25	143	63
Blended asphalt sales price per ton (2)	$446.26	$618.53	$404.39	$508.09
Non-blended asphalt sales price per ton (3)	190.23	541.04	158.49	324.63
Asphalt margin per ton (4)	82.99	80.30	45.55	54.83
Capital expenditures	$523	$32	$1,099	$307

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(3)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(4)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$217,232	$351,496	$591,163	$1,038,022
Operating costs and expenses:
Cost of sales (2)	185,235	323,549	502,264	959,590
Selling, general and administrative expenses	23,886	24,241	70,232	70,405
Depreciation and amortization	3,399	3,392	10,179	10,290

Total operating costs and expenses	212,520	351,182	582,675	1,040,285

Loss on disposition of assets	(547)	—	(547)	—

Operating income (loss)	$4,165	$314	$7,941	$(2,263)

KEY OPERATING STATISTICS:
Integrated branded fuel sales (thousands of gallons) (3)	64,721	54,700	194,984	163,789
Integrated branded fuel margin (cents per gallon) (3)	7.4	2.7	6.2	2.2
Non-Integrated branded fuel sales (thousands of gallons) (3)	3,558	28,236	9,945	103,687
Non-Integrated branded fuel margin (cents per gallon) (3)	3.1	(1.3)	4.2	(1.2)

Number of stores (end of period)	305	306	305	306
Retail fuel sales (thousands of gallons)	30,915	23,807	89,296	73,092
Retail fuel sales (thousands of gallons per site per month)	34	26	33	27
Retail fuel margin (cents per gallon) (4)	16.6	22.5	15.0	20.0
Retail fuel sales price (dollars per gallon) (5)	$2.48	$3.86	$2.22	$3.57
Merchandise sales	$69,413	$69,378	$202,675	$197,931
Merchandise sales (per site per month)	76	76	74	72
Merchandise margin (6)	31.4%	30.8%	30.9%	30.9%
Capital expenditures	$751	$844	$1,864	$2,011

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $12,073 and $9,102 for the three months ended September 30, 2009 and 2008, respectively, and $34,887 and $28,075 for the nine months ended September 30, 2009 and 2008, respectively. Net sales also includes royalty and related net credit card fees of $284 and $86 for the three months ended September 30, 2009 and 2008, respectively, and $635 and $213 for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery. Due to the fire on February 18, 2008 at the Big Spring refinery, more fuel was obtained from third-party suppliers than is typical during the three and nine months ended September 30, 2008. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the difference between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Net Sales
          Consolidated. Net sales for the three months ended September 30, 2009 were $1,253.1 million, compared to $1,905.1 million for the three months ended September 30, 2008, a decrease of $652.0 million or 34.2%. This decrease was primarily due to decreased refined product prices in all segments caused by lower crude oil costs.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $993.1 million for the three months ended September 30, 2009, compared to $1,472.9 million for the three months ended September 30, 2008, a decrease of $479.8 million or 32.6%. The decrease in net sales was primarily due to lower refined product sales prices as a result of the decrease in crude oil costs partially offset by higher 2009 throughput volumes relative to 2008 as a result of the February 18, 2008 Big Spring refinery fire. Following the February 2008 fire, production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008.
          Total refinery throughput for the three months ended September 30, 2009 averaged 157,660 bpd consisting of: 62,500 bpd at the Big Spring refinery; 35,470 bpd at the California refineries and 59,690 bpd at the Krotz Springs refinery compared to average total refinery throughput for the three months ended September 30, 2008 of 122,252 bpd consisting of: 35,204 bpd at the Big Spring refinery; 28,661 bpd at the California refineries and 58,387 bpd at the Krotz Springs refinery, an increase in total refinery throughput of 29.0%.
          The decrease in refined product prices that our refineries experienced was similar to the price decreases experienced in the each refinery’s respective markets. The average price of Gulf Coast gasoline in 2009 decreased 131.7 cpg, or 42.6%, to 177.3 cpg, compared to 309.0 cpg in 2008. The average Gulf Coast ultra low sulfur diesel price in 2009 decreased 160.5 cpg, or 47.3%, to 178.9 cpg, compared to 339.4 cpg in 2008. The average Gulf Coast high sulfur diesel price in 2009 decreased 155.5 cpg, or 47.4%, to 172.8 cpg, compared to 328.3 cpg in 2008. The average price of West Coast LA CARBOB gasoline in 2009 decreased 104.2 cpg, or 33.8%, to 204.2 cpg compared to 308.4 cpg in 2008. The average West Coast LA ultra low sulfur diesel price in 2009 decreased 146.1 cpg, or 44.2%, to 184.7 cpg compared, to 330.8 cpg in 2008.
          Asphalt Segment. Net sales for our asphalt segment were $175.2 million for the three months ended September 30, 2009, compared to $261.6 million for the three months ended September 30, 2008, a decrease of $86.4 million or 33.0%. The decrease was due primarily to a decrease in the average asphalt sales price as a result of lower crude oil prices. The average blended asphalt sales price decreased 27.9% from $618.53 per ton for the three months ended September 30, 2008 to $446.26 per ton for the three months ended September 30, 2009 and the average non-blended asphalt sales price decreased 64.8% from $541.04 per ton for the three months ended September 30, 2008 to $190.23 per ton for the three months ended September 30, 2009. The blended asphalt sales accounted for 93.5% of total asphalt sales in the third quarter of 2009. The decrease in the blended asphalt sales price of 27.9% was less than the 42.2% decrease in WTI prices for the three months ended September 30, 2009.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $217.2 million for the three months ended September 30, 2009 compared to $351.5 million for the three months ended September 30, 2008, a decrease of $134.3 million or 38.2%. This decrease was primarily attributable to decreased motor fuel prices as a result of lower crude oil prices.
Cost of Sales
          Consolidated. Cost of sales were $1,165.3 million for the three months ended September 30, 2009, compared to $1,812.4 million for the three months ended September 30, 2008, a decrease of $647.1 million or 35.7%. This decrease was primarily due to decreased costs in all segments due to lower crude oil costs.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $972.7 million for the three months ended September 30, 2009, compared to $1,442.4 million for the three months ended September 30, 2008, a decrease of $469.7 million or 32.6%. This decrease was primarily due to lower crude oil costs and a 2008 charge to cost of sales related to the Krotz Springs refinery acquisition partially offset by lower 2008 throughput volumes at the Big Spring refinery from the February 2008 fire. The average price per barrel of WTI for the three months ended September 30, 2009 decreased $49.81 per barrel to an average of $68.17 per barrel, compared to an average of $117.98 per barrel for 2008, a decrease of 42.2%.
          Asphalt Segment. Cost of sales for our asphalt segment were $139.8 million for the three months ended September 30, 2009, compared to $227.3 million for the three months ended September 30, 2008, a decrease of $87.5 million or 38.5%. The decrease was primarily due to lower crude oil costs.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $185.2 million for the three months ended September 30, 2009, compared to $323.5 million for the three months ended September 30, 2008, a decrease of $138.3 million or 42.8%. This decrease was primarily attributable to decreased motor fuel prices as a result of lower crude oil prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $64.1 million for the three months ended September 30, 2009, compared to $66.7 million for the three months ended September 30, 2008, a decrease of $2.6 million or 3.9%.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended September 30, 2009 were $51.3 million, compared to $54.1 million for the three months ended September 30, 2008, a decrease of $2.8 million or 5.2%. This decrease is primarily due to lower natural gas prices in 2009.
          Asphalt Segment. Direct operating expenses for our asphalt segment were $12.8 million for the three months ended September 30, 2009, compared to $12.6 million for the three months ended September 30, 2008, an increase of $0.2 million or 1.6%.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended September 30, 2009 were $32.3 million, compared to $29.7 million for the three months ended September 30, 2008, an increase of $2.6 million or 8.8%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended September 30, 2009 were $6.9 million, compared to $4.4 million for the three months ended September 30, 2008, an increase of $2.5 million or 56.8%. The increase is primarily due to non-employee related costs.
          Asphalt Segment. SG&A expenses for our asphalt segment were $1.3 million for the three months ended September 30, 2009, compared to $0.9 million for the three months ended September 30, 2008, an increase of $0.4 million or 44.4%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended September 30, 2009 were $23.9 million, compared to $24.2 million for the three months ended September 30, 2008, a decrease of $0.3 million or 1.2%.
Depreciation and Amortization
          Depreciation and amortization for the three months ended September 30, 2009 was $25.2 million, compared to $17.2 million for the three months ended September 30, 2008, an increase of $8.0 million or 46.5%. This increase was primarily attributable to the depreciation on the assets placed in service in September 2008 following the rebuild of the Big Spring refinery.

Operating Income (Loss)
          Consolidated. Operating income (loss) for the three months ended September 30, 2009 was ($34.3) million, compared to $92.5 million for the three months ended September 30, 2008, a decrease of $126.8 million. This decrease was primarily due to gains recorded in 2008 for the involuntary conversion of assets and business interruption recovery associated with the Big Spring refinery fire, partially offset by fire related costs.
          Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was ($58.9) million for the three months ended September 30, 2009, compared to $72.5 million for the three months ended September 30, 2008, a decrease of $131.4 million. This decrease was primarily due to gains recorded in 2008 for the involuntary conversion of assets of $103.1 million and business interruption recovery of $30.0 million associated with the Big Spring refinery fire, offset by fire related costs of $17.4 million.
          Refinery operating margin at the Big Spring refinery, which was negatively impacted by the absence of the alkylation unit and additional feedstock costs related to preparations for start up of the ultra low-sulfur gasoline unit, was $1.34 per barrel for the third quarter of 2009 compared to $8.17 per barrel for the same period in 2008. This decrease was also due to lower 3/2/1 Gulf Coast crack spreads and lower sweet/sour crude oil spreads. Light product yields were approximately 81% for the third quarter of 2009 and 54% for the third quarter of 2008 as the Big Spring refinery operated in a hydroskimming mode in the third quarter of 2008 until the restart of the fluid catalytic cracking unit September 26, 2008. Refinery operating margin at the California refineries was ($0.55) per barrel for the third quarter of 2009 compared to $9.13 per barrel for the same period in 2008. This decrease was primarily due to the lower light/heavy crude oil spread. The Krotz Springs refinery operating margin for the third quarter of 2009 was $2.45 per barrel for the third quarter of 2009 compared to $7.20 per barrel for the same period in 2008. This decrease was primarily due to decreases in Gulf Coast 2/1/1 crack spreads.
          Asphalt Segment. Operating income for our asphalt segment was $20.8 million for the three months ended September 30, 2009, compared to income of $20.1 million the three months ended September 30, 2008, an increase of $0.7 million. The increase was primarily due to lower crude oil costs during the three months ended September 30, 2009 compared to the same period in 2008.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $4.2 million for the three months ended September 30, 2009, compared to $0.3 million for the three months ended September 30, 2008, an increase of $3.9 million. This increase was primarily due to higher branded motor fuel sales margins.
Interest Expense
          Interest expense was $21.5 million for the three months ended September 30, 2009 and 2008.
Income Tax Expense (Benefit)
          Income tax expense (benefit) was ($16.5) million for the three months ended September 30, 2009, compared to $25.1 million for the three months ended September 30, 2008, a decrease of $41.6 million. This decrease resulted from our pre-tax loss in the third quarter of 2009 compared to pre-tax income in the third quarter of 2008. Our effective tax rate was 38.1% for the three months ended September 30, 2009, compared to an effective tax rate of 37.4% for the three months ended September 30, 2008.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
          Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net income (loss) related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in income (loss) of subsidiaries was ($2.3) million for the three months ended September 30, 2009, compared to $2.5 million for the three months ended September 30, 2008, a decrease of $4.8 million.

Net Income (Loss)
          Net income (loss) was ($26.6) million for the three months ended September 30, 2009, compared to $37.3 million for the three months ended September 30, 2008, a decrease of $63.9 million. This decrease was attributable to the factors discussed above.
Nine months ended September 30, 2009 Compared to the Nine months ended September 30, 2008
Net Sales
          Consolidated. Net sales for the nine months ended September 30, 2009 were $3,081.7 million, compared to $4,170.5 million for the nine months ended September 30, 2008, a decrease of $1,088.8 million or 26.1%. This decrease was primarily due to decreased refined product prices in all segments caused by lower crude oil costs.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $2,477.5 million for the nine months ended September 30, 2009, compared to $3,114.5 million for the nine months ended September 30, 2008, a decrease of $637.0 million or 20.5%. The decrease in net sales was primarily due to significantly lower refined product prices partially offset by the inclusion of an additional six months of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes as a result of the February 18, 2008 Big Spring refinery fire.
          The Big Spring refinery and California refineries combined throughput for the nine months ended September 30, 2009 averaged 97,644 bpd consisting of: 62,933 bpd at the Big Spring refinery and 34,711 bpd at the California refineries compared to average total refinery throughput for the nine months ended September 30, 2008 of 66,919 bpd, consisting of: 32,299 bpd at the Big Spring refinery and 34,620 bpd at the California refineries. The Krotz Springs refinery throughput for the nine months ended September 30, 2009 averaged 57,308 bpd and for the period from its acquisition effective July 1, 2008 through September 30, 2008 averaged 58,387 bpd.
          The decrease in refined product prices that our refineries experienced was similar to the price decreases experienced in each refinery’s respective markets. The average price of Gulf Coast gasoline for the nine months ended September 30, 2009 decreased 131.8 cpg, or 46.0%, to 154.5 cpg, compared to 286.3 cpg for the nine months ended September 30, 2008. The average Gulf Coast ultra low sulfur diesel price for the nine months ended September 30, 2009 decreased 172.0 cpg, or 52.4%, to 156.5 cpg, compared to 328.5 cpg for the nine months ended September 30, 2008. The average price of West Coast LA CARBOB gasoline for the nine months ended September 30, 2009 decreased 126.9 cpg, or 41.4%, to 179.8 cpg, compared to 306.7 cpg for the nine months ended September 30, 2008. The average West Coast LA ultra low sulfur diesel price for the nine months ended September 30, 2009 decreased 165.6 cpg, or 50.8%, to 160.2 cpg, compared to 325.8 cpg for the nine months ended September 30, 2008.
          Asphalt Segment. Net sales for our asphalt segment were $351.4 million for the nine months ended September 30, 2009, compared to $542.8 million for nine months ended September 30, 2008, a decrease of $191.4 million or 35.3%. The decrease was due primarily to a decrease in the average asphalt sales price and lower asphalt sales volumes in the nine months ended September 30, 2009. For the nine months ended September 30, 2009, 956 tons of asphalt were sold compared to 1,091 tons of asphalt sold in the nine months ended September 30, 2008, a decrease of 135 tons of asphalt or 12.4%. Also, the average blended asphalt sales price decreased 20.4% from $508.09 per ton for the nine months ended September 30, 2008 to $404.39 per ton for the nine months ended September 30, 2009 and the average non-blended asphalt sales price decreased 51.2% from $324.63 per ton for the nine months ended September 30, 2008 to $158.49 per ton for the nine months ended September 30, 2009. The blended asphalt sales accounted for 93.6% of total asphalt sales in the first nine months of 2009. The decrease in the blended asphalt sales price of 20.9% was less than the 49.7% decrease in WTI prices in the first nine months of 2009.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $591.2 million for the nine months ended September 30, 2009 compared to $1,038.0 million for the nine months ended September 30, 2008, a decrease of $446.8 million or 43.0%. This decrease was primarily attributable to decreased motor fuel prices as a result of lower crude oil prices.

Cost of Sales
          Consolidated. Cost of sales were $2,693.3 million for the nine months ended September 30, 2009, compared to $4,033.8 million for the nine months ended September 30, 2008, a decrease of $1,340.5 million or 33.2%. This decrease was primarily due to decreased costs in all segments due to lower crude oil prices.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $2,221.6 million for the nine months ended September 30, 2009, compared to $3,116.0 million for the nine months ended September 30, 2008, a decrease of $894.4 million or 28.7%. This decrease was primarily due to lower crude oil costs, partially offset by the inclusion of an additional six months of cost of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes at the Big Spring refinery from the February 2008 fire. The average price per barrel of WTI for 2009 decreased $56.31 per barrel to an average of $57.03 per barrel, compared to an average of $113.34 per barrel for 2008, a decrease of 49.7%.
          Asphalt Segment. Cost of sales for our asphalt segment were $307.9 million for the nine months ended September 30, 2009, compared to $483.0 million for nine months ended September 30, 2008, a decrease of $175.1 million or 36.3%. The decrease was due to the decreased cost of crude oil and lower asphalt sales volumes in 2009.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $502.3 million for the nine months ended September 30, 2009, compared to $959.6 million for the nine months ended September 30, 2008, a decrease of $457.3 million or 47.7%. This decrease was primarily attributable to decreased motor fuel prices as a result of lower crude oil prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $204.3 million for the nine months ended September 30, 2009, compared to $149.6 million for the nine months ended September 30, 2008, an increase of $54.7 million or 36.6%. This increase was primarily due to the direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the nine months ended September 30, 2009 compared to the same period in 2008.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the nine months ended September 30, 2009 were $171.3 million, compared to $115.3 million for the nine months ended September 30, 2008, an increase of $56.0 million or 48.6%. This increase was primarily due to the inclusion of an additional six months of direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for the nine months ended September 30, 2009 compared to the same period in 2008. This was partially offset by lower natural gas prices in 2009.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2009 were $33.0 million, compared to $34.3 million for the nine months ended September 30, 2008, a decrease of $1.3 million or 3.8%. This decrease was due primarily to a decrease in sales volumes.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the nine months ended September 30, 2009 were $95.8 million, compared to $86.4 million for the nine months ended September 30, 2008, an increase of $9.4 million or 10.9%. This increase was primarily due to the inclusion of an additional six months of SG&A costs associated with the Krotz Springs refinery acquired in July 2008 and an increase of $2.0 million in allowance for doubtful accounts.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the nine months ended September 30, 2009 were $21.5 million, compared to $12.5 million for the nine months ended September 30, 2008, an increase of $9.0 million or 72.0%. This increase was primarily due to the inclusion of an additional six months of SG&A costs associated with the Krotz Springs refinery acquired in July 2008 and an increase of $2.0 million in allowance for doubtful accounts.

          Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2009 were $3.5 million, compared to $3.0 million for the nine months ended September 30, 2008, an increase of $0.5 million or 16.7%.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the nine months ended September 30, 2009 were $70.2 million, compared to $70.4 million for the nine months ended September 30, 2008, a decrease of $0.2 million or 0.3%.
Depreciation and Amortization
          Depreciation and amortization for the nine months ended September 30, 2009 was $70.9 million, compared to $44.5 million for the nine months ended September 30, 2008, an increase of $26.4 million or 59.3%. This increase was primarily attributable to the depreciation on the assets acquired in the Krotz Springs refinery acquisition in July 2008 and assets placed in service in September 2008 following the rebuild of the Big Spring refinery.
Operating Income
          Consolidated. Operating income for the nine months ended September 30, 2009 was $15.2 million, compared to $85.8 million for the nine months ended September 30, 2008, a decrease of $70.6 million. This decrease was primarily due to gains recorded in 2008 for the involuntary conversion of assets and business interruption recovery associated with the Big Spring refinery fire, partially offset by fire related costs. Operating income in 2008 also included a gain on disposition of assets related to the HEP transaction. Refining margins at our Big Spring refinery and California refineries were higher for the nine months ended September 30, 2009 compared to the same period last year, and the Krotz Springs refinery acquired in July 2008 included three months of operating margin in 2008 and nine months of operating margin in 2009.
          Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $2.9 million for the nine months ended September 30, 2009, compared to $68.4 million for the nine months ended September 30, 2008, a decrease of $65.5 million. This decrease was due to gains recorded in 2008 for the involuntary conversion of assets of $199.7 million and business interruption recovery of $30.0 million associated with the Big Spring refinery fire, offset by fire related costs of $43.2 million. Additionally, gains on disposition of assets of $42.9 million were recorded in 2008 related to the HEP transaction. Partially offsetting these 2008 gains were higher refining margins at our Big Spring refinery and California refineries for the nine months ended September 30, 2009 compared to the same period last year. In addition, the Krotz Springs refinery acquired in July 2008 included three months of operating margin in 2008 and nine months of operating margin in 2009.
          Refinery operating margin at the Big Spring refinery was $6.32 per barrel for the nine months ended September 30, 2009 compared to $2.30 per barrel for the nine months ended September 30, 2008. This increase was primarily due to the depressed margins experienced in conjunction with the fire at the Big Spring refinery in 2008. Light product yields were approximately 82% for the nine months ended September 30, 2009 and 62% for the nine months ended September 30, 2008. Refinery operating margin at the California refineries was $2.41 per barrel for the nine months ended September 30, 2009 compared to ($0.37) per barrel for the nine months ended September 30, 2008. This increase primarily resulted from a 49.7% decrease in WTI prices from $113.34 per barrel for the nine months ended September 30, 2008 to $57.03 per barrel for the nine months ended September 30, 2009. The Krotz Springs refinery operating margin for the nine months ended September 30, 2009 was $6.64 per barrel compared to $7.20 per barrel for the period from its acquisition effective July 1, 2008 through September 30, 2008.
          Asphalt Segment. Operating income for our asphalt segment was $5.4 million for the nine months ended September 30, 2009, compared to income of $20.8 million for the nine months ended September 30, 2008, a decrease of $15.4 million. The decrease was primarily due to the lower margins and sales volumes in 2009.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $7.9 million for the nine months ended September 30, 2009, compared to ($2.3) million for the nine months ended September 30, 2008, an increase of $10.2 million. This increase was primarily due to higher branded motor fuel sales margins.

Interest Expense
          Interest expense was $70.7 million for the nine months ended September 30, 2009, compared to $42.9 million for the nine months ended September 30, 2008, an increase of $27.8 million. This increase was primarily due to interest on borrowings and letter of credit fees related to the Krotz Springs refinery acquisition in July 2008. Also included in interest expense was $5.7 million recorded in 2009 related to the liquidation of our heating oil hedge.
Income Tax Expense (Benefit)
          Income tax expense (benefit) was ($13.0) million for the nine months ended September 30, 2009, compared to $15.9 million for the nine months ended September 30, 2008, a decrease of $28.9 million. This decrease resulted from our pre-tax loss in the nine months ended September 30, 2009 compared to pre-tax income in the nine months ended September 30, 2008. Our effective tax rate was 38.2% for the nine months ended September 30, 2009, compared to an effective tax rate of 38.0% for the nine months ended September 30, 2008.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
          Non-controlling interest in income (loss) of subsidiaries was ($3.0) million for the nine months ended September 30, 2009, compared to $1.8 million for the nine months ended September 30, 2008, a decrease of $4.8 million.
Net Income (Loss)
          Net income (loss) was ($24.5) million for the nine months ended September 30, 2009, compared to $21.9 million for the nine months ended September 30, 2008, a decrease of $46.4 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
          The following table sets forth our consolidated cash flows for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended
	September 30,
	2009	2008
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$325,132	$(8,394)
Investing activities	(93,605)	(583,750)
Financing activities	(231,903)	542,205

Net decrease in cash and cash equivalents	$(376)	$(49,939)

Cash Flows Provided by (Used In) Operating Activities
          Net cash provided by operating activities during the nine months ended September 30, 2009 was $325.1 million, compared to ($8.4) million used in operating activities during the nine months ended September 30, 2008. The change of $333.5 million in net cash provided by operating activities was attributable to receipt of proceeds from the liquidation of our heating oil crack spread hedge in 2009 for $133.6 million, receipt of income tax receivables in 2009 of $113.0 million and the change in net income for the nine months ended September 30, 2009 over the same period in 2008, adjusted for non-cash reconciling items such as deferred income tax expense, gain on involuntary conversion of assets, gain on the disposition of assets and depreciation.
Cash Flows Used In Investing Activities
          Net cash used in investing activities during the nine months ended September 30, 2009 was ($93.6) million, compared to ($583.8) million used during the nine months ended September 30, 2008. The change in net cash used in investing activities of $490.2 million was primarily attributable to lower 2009 capital expenditures, net of proceeds to rebuild the Big Spring refinery of $54.8 million, and the July 2008 acquisition of the Krotz Springs refinery for $480.2 million, partially offset by the August 2009 earnout payment related to the Krotz Springs refinery acquisition. Cash used in investing activities during the nine months ended September 30, 2008 included amounts received from the sale of short-term investments of $27.3 million.
Cash Flows Provided By (Used In) Financing Activities
          Net cash used in financing activities for the nine months ended September 30, 2009 was ($231.9) million compared to net cash provided by financing activities of $542.2 million during the nine months ended September 30, 2008. The change in net cash used in financing activities of $774.1 million was primarily attributable to proceeds received in 2008 from the Krotz Term Loan to purchase the Krotz Springs refinery and $254.0 million of borrowings on the revolving credit facilities plus an $80.0 million dollar investment from our parent, partially offset by debt issuance costs of $26.7 million and payments on long-term debt of $10.3 million. In 2009, repayments of borrowings under the Krotz Term Loan and revolving credit facilities of $218.5 million were made from proceeds associated with the receipt of income tax receivables and from the liquidation of the heating oil crack spread hedge, partially offset by debt issuance costs of $7.2 million.
Cash Position and Indebtedness
          We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested in highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of September 30, 2009, our total cash and cash equivalents were $18.1 million and we had total debt of $835.1 million.

          Summary of Indebtedness. The following table sets forth summary information related to our term loan credit facilities, revolving credit facilities and retail credit facilities as of September 30, 2009:

	As of September 30, 2009
	(dollars in thousands)
	Amount Outstanding	Total Facility	Total Availability (1)
Debt, including current portion:
Term loan credit facilities	$599,194	$599,194	$—
Revolving credit facilities	153,789	790,000	101,346
Retail credit facilities	82,114	82,114	—

Totals	$835,097	$1,471,308	$101,346

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of September 30, 2009 which was $258.0 million, or (b) total borrowing base less outstanding borrowings and letters of credit, if applicable, as of September 30, 2009 which was $101.3 million.
          Alon USA Energy, Inc. Credit Facilities
          Term Loan Credit Facility. The loans under the credit agreement with Credit Suisse (“the Credit Suisse Credit Facility”), with an original principal of $450.0 million, will mature on August 2, 2013. Principal payments of $4.5 million per annum are to be paid in quarterly installments subject to reduction from mandatory principal repayment events. At September 30, 2009 and December 31, 2008, the outstanding balance was $435.4 million and $437.8 million, respectively.
          The borrowings under the Credit Suisse Credit Facility bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate. The Credit Suisse Credit Facility is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition. The Credit Suisse Credit Facility is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of the remaining assets excluding those of our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
          The Credit Suisse Credit Facility contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. This facility does not contain any maintenance financial covenants.
          Letters of Credit Facility. On July 30, 2008, we entered into an unsecured revolving credit facility with Israel Discount Bank of New York, as Administrative Agent and Co-Arranger, and Bank Leumi USA, as Co-Arranger, for the issuance of letters of credit in an amount not to exceed $60.0 million. Letters of credit under this facility are to be used by us to support the purchase of crude oil for the Big Spring refinery. This facility was scheduled to terminate on January 1, 2010 or on April 15, 2009 if a certain percent of lenders notify us; however, we notified the lenders on May 7, 2009 that we were terminating this facility. The facility was no longer necessary due to the decline in crude oil prices, receipt of all insurance proceeds related to the Big Spring refinery fire and the receipt of approximately $113.0 million in proceeds for income tax receivables. At December 31, 2008, we had $51.3 million of outstanding letters of credit under this credit facility.
          Alon USA, LP Credit Facilities
          Revolving Credit Facility. We entered into an amended and restated revolving credit facility (the “IDB Credit Facility”) with Israel Discount Bank of New York (“Israel Discount Bank”) on February 15, 2006, which was further amended and restated thereafter with the latest amendment on July 31, 2009. Israel Discount Bank acts as administrative agent, co-arranger, collateral agent and lender, and Bank Leumi USA acts as co-arranger and lender under the revolving credit facility. The IDB Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. The size of the IDB Credit Facility is fixed at $240.0 million.

          The IDB Credit Facility will mature on January 1, 2013. Borrowings under the IDB Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum and is subject to an overall floor of 4.00%. The IDB Credit Facility contains certain restrictive covenants including financial covenants. The IDB Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), our subsidiary, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of our retail subsidiaries and (ii) a second lien on our fixed assets excluding assets held by Alon Holdings (excluding Alon Logistics), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and our retail subsidiaries.
          Borrowings of $66.5 million and $118.0 million were outstanding under the IDB Credit Facility at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, outstanding letters of credit under the IDB Credit Facility were $172.6 million and $30.6 million, respectively.
          Paramount Petroleum Corporation Credit Facility
          Revolving Credit Facility. On February 28, 2007, Paramount Petroleum Corporation entered into an amended and restated credit agreement (the “Paramount Credit Facility”) with Bank of America, N.A. (“BOA”) as agent, sole lead arranger and book manager, primarily secured by the assets of Alon Holdings (excluding Alon Logistics). The Paramount Credit Facility is a $300.0 million revolving credit facility which can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility. Amounts borrowed under the Paramount Credit Facility accrue interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability as of September 30, 2009, the margin was 1.75%. The Paramount Credit Facility expires on February 28, 2012. Paramount Petroleum Corporation is required to comply with certain restrictive covenants related to working capital, operations and other matters under the Paramount Credit Facility.
          Borrowings of $81.9 million and $11.7 million were outstanding under the Paramount Credit Facility at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, outstanding letters of credit under the Paramount Credit Facility were $56.7 million and $12.2 million, respectively.
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
          On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into a first amendment agreement to the Krotz Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge of which $133.6 million of proceeds were used to reduce the Krotz Term Loan principal balance. Also as part of the first amendment, less restrictions were placed on the maintenance financial covenants through 2010. The amended Krotz Term Loan currently bears interest at the Eurodollar rate plus a blended average spread of 9.1% per annum and a minimum Eurodollar rate floor of 3.25% per annum.
          The Krotz Term Loan matures in July 2014, with the next quarterly principal payments beginning on March 31, 2010. At September 30, 2009 and December 31, 2008, the outstanding balance was $163.8 million and $302.0 million, respectively.
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
          In October 2009, ARKS issued $216.5 million aggregate principal amount of 13 1/2 % senior secured notes due 2014 in a private offering.

          ARKS received gross proceeds of $205.4 million from the sale of the senior secured notes (before fees and expenses related to the offering). In connection with the closing, ARKS made a prepayment of $163.8 million, representing the then outstanding principal balance, with the proceeds received from the issuance of the ARKS senior secured notes. The remaining proceeds from the offering will be used for general corporate purposes.
          The terms of the senior secured notes are governed by an indenture, dated as of October 22, 2009, by and between ARKS and Wilmington Trust FSB, as trustee (the “Indenture”). Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010. The obligations under the Indenture are secured by a first priority lien on ARKS’ property, plant and equipment and a second priority lien on ARKS’ cash, accounts receivable and inventory.
          With the issuance of the senior secured notes in October 2009 by ARKS and the subsequent full prepayment of its term loan, a write-off of unamortized debt issuance costs of $20.5 million will be recorded in the fourth quarter of 2009.
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
     At September 30, 2009, the ARKS Facility size was $250.0 million.
     Borrowings under the ARKS Facility bear interest at a rate based on a margin over the Eurodollar rate which currently is 4.0%.
     At September 30, 2009 and December 31, 2008, the ARKS Facility had an outstanding loan balance of $5.4 million and $147.1 million and outstanding letters of credit of $148.9 million and $68.3 million, respectively.
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
          Borrowings under the Amended Wachovia Credit Facility bear interest at a Eurodollar rate plus 1.50% per annum. Principal payments under the Amended Wachovia Credit Facility began August 1, 2007 with monthly installments based on a 15-year amortization term. At September 30, 2009 and December 31, 2008, the outstanding balance was $81.3 million and $86.0 million, respectively, and there were no further amounts available for borrowing.
          Obligations under the Amended Wachovia Credit Facility are jointly and severally guaranteed by us, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the Amended Wachovia Credit Facility are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The Amended Wachovia Credit Facility also contains customary restrictive covenants on the activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The Amended Wachovia Credit Facility also includes one annual financial covenant.
          Other Retail Related Credit Facilities
          In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At September 30, 2009 and December 31, 2008, the outstanding balance was $0.8 million and $0.9 million, respectively.
          On October 8, 2008, certain of these loans matured and the unpaid balance of $0.2 million was refinanced with another mortgage loan maturing in October 2013.
Capital Spending
          Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst projections for 2009 is approximately $95.0 million, excluding capital expenditures to rebuild the Big Spring refinery, of which approximately $48.0 million is related to regulatory and compliance projects, approximately $30.0 million is related to turnaround and chemical catalyst, and approximately $17.0 million is related to various improvement and sustaining projects. Approximately $65.1 million has been spent as of September 30, 2009.
          Clean Air Capital Expenditures. We expect to spend approximately $25.0 million in the aggregate in 2009 to comply with the Federal Clean Air Act regulations requiring a reduction in sulfur content in gasoline.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $30.0 million during 2009 relating to turnaround and chemical catalyst. Approximately $13.0 million has been spent as of September 30, 2009 compared to $2.1 million for the same period in 2008.
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
          We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2009, we held approximately 4.5 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $52.61 per barrel. Market value exceeded carrying value of LIFO costs by $68.3 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $4.5 million.
          In accordance with SFAS No. 133 (superseded by ASC topic 815-10), all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.

          The following table provides information about our derivative commodity instruments as of September 30, 2009:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Gasoline)	$(125,015)	$—	$68.00	$(8,501)	$(9,051)	$(550)
Forwards-short (Diesel)	(75,000)	—	74.17	(5,563)	(5,701)	(138)
Futures-long (Diesel)	91,000	75.32	—	6,854	7,004	150

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-long (SPR Swaps)	434,000	$96.36	$74.80	$41,821	$32,462	$(9,359)
Futures-short (SPR Swaps)	(434,000)	61.44	74.80	(26,664)	(32,462)	(5,798)
Interest Rate Risk
          As of September 30, 2009, approximately $834 million of our outstanding debt was at floating interest rates out of which approximately $164 million was subject to a minimum Eurodollar floor of 3.25%. As of September 30, 2009, we had interest rate swap agreements with a notional amount of $350.0 million and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate on indebtedness net of the notional amount of the interest rate swap agreements and the instrument subject to the Eurodollar floor would result in an increase in our interest expense of approximately $3 million per annum.
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

PART II. OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
In connection with an $80.0 million investment by Alon Israel Oil Company, Ltd. (“Alon Israel”) in Alon Refining Louisiana, Inc. (“ARL”), a subsidiary formed in connection with the acquisition of the Krotz Springs, Louisiana refinery, ARL issued 80,000 shares of Series A Preferred Stock, par value $1,000 per share (the “Preferred Shares”), to Alon Israel. Dividends on the Preferred Shares accrue and are payable quarterly at a rate of 10.75% per annum. To date ARL has not made any such dividend payments. As of September 30, 2009, dividends in arrears in respect of the Preferred Shares were $10.8 million in the aggregate.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

4.2	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc.

10.2	Purchase Agreement dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.3	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.4	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

† Filed under confidential treatment request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: November 6, 2009	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: November 6, 2009	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: November 6, 2009	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

4.2	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc.

10.2	Purchase Agreement dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.3	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.4	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

† Filed under confidential treatment request.