Form 10-K
period 2009-12-31
Alon USA Energy, Inc.
filed 2010-03-16
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number: 001-32567
ALON USA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	74-2966572 (I.R.S. Employer Identification No.)

7616 LBJ Freeway, Suite 300, Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
Registrant’s telephone number, including area code: (972) 367-3600
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value	New York Stock Exchange
$0.01 per share
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter was $84,064,473.99.
     As of March 1, 2010, 54,170,913 shares of the registrant’s common stock, $0.01 par value, were outstanding.
     Documents incorporated by reference: Proxy statement of the registrant relating to the registrant’s 2010 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
     We are a Delaware corporation formed in 2000 to acquire the Big Spring, Texas refinery and related pipeline, terminal and marketing assets from Atofina Petrochemicals, Inc., or FINA. In 2006, we acquired refineries in Paramount and Long Beach, California and Willbridge, Oregon, together with the related pipeline, terminal and marketing assets, through the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company. In 2008, we acquired a refinery in Krotz Springs, Louisiana through the acquisition of Valero Refining Company-Louisiana. As of December 31, 2009, we operated 308 convenience stores in Central and West Texas and New Mexico, primarily under the 7-Eleven and FINA brand names. Our convenience stores typically offer merchandise, food products and motor fuels. Our principal executive offices are located at 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
     On July 28, 2005, our stock began trading on the New York Stock Exchange under the trading symbol “ALJ.” We are a controlled company under the rules and regulations of the New York Stock Exchange because Alon Israel Oil Company, Ltd. (“Alon Israel”) holds more than 50% of the voting power for the election of our directors through its ownership of approximately 76.02% of our outstanding common stock. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Blue Square Israel, Ltd., a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange and also of Dor-Alon Energy in Israel (1988) Ltd., a leading Israeli marketer, developer and operator of gas stations and shopping centers which is listed on the Tel Aviv Stock Exchange.
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
     In the first quarter of 2008, we modified our presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment was combined with the retail segment in 2008 and prior segment results have been changed to conform with the current year presentation. Additional information regarding our operating segments and properties is presented in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Refining and Unbranded Marketing
     Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Long Beach and Paramount refineries together as our “California refineries.” Our refineries have a combined throughput capacity of approximately 240,000 bpd. At our refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern and Western United States.
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
     On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. All of the repairs to the units damaged in the fire were completed by the end of 2009 other than the alkylation unit which returned to operations in January 2010.
     Our Big Spring refinery has the capability to process substantial volumes of less expensive high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. Typically, sour crude oil has accounted for approximately 90.0% of the Big Spring refinery’s crude oil input.
     Our Big Spring refinery produces ultra low-sulfur gasoline, ultra low-sulfur diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum products. This refinery typically converts approximately 90.0% of its feedstock into finished products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 10.0% primarily converted to asphalt and liquefied petroleum gas.

     During each full year of operations since our acquisition from FINA other than 2009 and 2008, we have averaged over 90% utilization of our Big Spring refinery’s crude oil throughout capacity. The following table summarizes historical throughput and production data for our Big Spring refinery:

	Year Ended December 31,
	2009		2008		2007
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	48,340	80.8	31,654	83.8	58,607	86.0
Sweet crude	9,238	15.4	4,270	11.3	5,017	7.4
Blendstocks	2,292	3.8	1,869	4.9	4,521	6.6

Total refinery throughput (1)	59,870	100.0	37,793	100.0	68,145	100.0

Refinery production:
Gasoline	26,826	45.0	14,266	38.4	32,135	47.5
Diesel/jet	19,136	32.2	10,439	28.2	19,676	29.1
Asphalt	5,289	8.9	4,850	13.1	7,620	11.3
Petrochemicals	2,928	4.9	1,221	3.3	3,980	5.9
Other	5,327	9.0	6,298	17.0	4,190	6.2

Total refinery production (2)	59,506	100.0	37,074	100.0	67,601	100.0

Refinery utilization (3)		82.3%		52.3%		92.5%

(1)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the barrels per day of various products produced from processing oil and other refinery feedstocks through the crude unit and other conversion units at our Big Spring refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.
     Refinery throughput and production for 2009 reflects the effects of downtime associated with a scheduled reformer regeneration in May 2009, an unscheduled reformer regeneration in November 2009 and a scheduled shutdown of the ultra low-sulfur gas unit for completion of our ultra low-sulfur gas project. Refinery throughput and production for 2008 reflects the effects of the downtime associated with the February 18, 2008 fire. Refinery throughput and production for 2007 reflects the effects of downtime associated with a scheduled reformer regeneration in January 2007, scheduled maintenance in the third quarter of 2007 and restrictions on throughput caused by limited hydrogen production due to operational issues in the catalytic reformer which were resolved by a reformer regeneration completed in January 2008.
     Big Spring Refinery Raw Material Supply
     Sour crude oil has typically accounted for more than 90% of our crude oil input at the Big Spring refinery, of which approximately 93% was West Texas Sour (“WTS”) crude oil prior to 2007. In late 2006, we began to use different crudes and feedstocks shipped from the Texas Gulf Coast on the Amdel pipeline to diversify our crude sources and to improve production yields. As a result, in 2007 WTS decreased to approximately 77% of the Big Spring Refinery’s sour crude oil input. WTS was approximately 63% of the Big Spring Refinery’s sour crude oil input in 2008 and approximately 78% of the Big Spring Refinery’s sour crude oil input in 2009. Our Big Spring refinery is the closest refinery to Midland, Texas, which is the largest origination terminal for West Texas crude oil. We believe this location provides us with the lowest transportation cost differential for West Texas crude oil of any refinery.
     Approximately 66% of our Big Spring refinery’s crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are generally short-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. A small amount of locally gathered crude oil is also delivered directly to our Big Spring refinery. The remainder of the Big Spring refinery’s crude oil input requirements are purchased on the spot market.

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
     On March 1, 2006, we sold our Amdel and White Oil crude pipelines to an affiliate of Sunoco, Inc. (“Sunoco”), for a total consideration of approximately $68.0 million. In conjunction with the sale of the Amdel and White Oil pipelines, we entered into a 10-year pipeline Throughput and Deficiency Agreement with Sunoco, with an option to extend the agreement by four additional thirty-month periods. The Throughput and Deficiency Agreement allows us to maintain crude oil transportation rights on the pipelines from the Gulf Coast and from Midland, Texas to the Big Spring refinery. Pursuant to the Throughput and Deficiency Agreement, we have agreed to ship a minimum of 15,000 bpd on the pipelines during the term of the agreement. We commenced shipments of crude oil through the Amdel and White Oil pipelines under this agreement in October 2006.
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
      Big Spring Refinery Production
     Gasoline. In 2009, gasoline accounted for approximately 45.0% of our Big Spring refinery’s production. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 93 octane premium unleaded, and use a computerized component blending system to optimize gasoline blending. We completed our ultra low-sulfur gasoline project in the second half of 2009, so gasoline currently produced at the Big Spring refinery complies with the U.S. Environmental Protection Agency’s (“EPA”) ultra low-sulfur gasoline standard of 30 parts per million (“ppm”). Our Big Spring refinery is capable of producing specially formulated fuels, such as those required in the El Paso, Dallas/Fort Worth and Arizona markets.
     Distillates. In 2009, diesel and jet fuel accounted for approximately 32.2% of our Big Spring refinery’s production. All of the on-road specification diesel fuel we produce meets the EPA’s ultra low-sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications required by the Air Force bases to which we market our jet fuel.
     Asphalt. Asphalt accounted for approximately 8.9% of our Big Spring refinery’s production in 2009. Approximately 49.3% of our Big Spring refinery’s asphalt production is blended paving grades and 50.7% is asphalt blendstocks. We have an exclusive license to use FINA’s asphalt blending technology in West Texas, Arizona, New Mexico and Colorado and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming. Exclusivity under this fully-paid license remains in effect as long as we continue to purchase our rubber modifiers from FINA, although we may purchase rubber modifiers from other sources and maintain such exclusivity if FINA does not provide competitive pricing on these products. Because FINA ceased supplying rubber modifiers in the United States in the first quarter of 2005, we have been purchasing rubber modifiers from other sources since that time. Our asphalt facilities are capable of producing up to 30 different product formulations, including both polymer modified asphalt (“PMA”) and ground tire rubber (“GTR”) asphalt. Asphalt produced at the Big Spring refinery is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
     Petrochemical Feedstocks and Other. We produce propane, propylene, certain aromatics, specialty solvents and benzene for use as petrochemical feedstocks, along with other by-products such as sulfur and carbon black oil. Our Big Spring refinery has sulfur processing capabilities of approximately two tons per thousand bpd of crude oil capacity, which is above the average for cracking refineries and aids in our ability to produce low sulfur motor fuels while continuing to process significant amounts of sour crude oil.
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
     We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to these areas as our ‘physically integrated system’ because our distributors in this region are supplied with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements. Other than in 2008 due to the February 18, 2008 fire, approximately 53% of the gasoline and 14% of the diesel motor fuels produced at our Big Spring Refinery are transferred to our retail and branded marketing segments at prices substantially determined by reference to commodity pricing information published by Platts.
     Unbranded Transportation Fuel Marketing. We presently sell a majority of the diesel fuel and approximately 25.41% of the gasoline produced at our Big Spring refinery on an unbranded basis. During 2009 we sold over 16,424 bpd of our Big Spring refinery’s diesel fuel and gasoline production as unbranded fuels, which were largely sold through our physically integrated system.
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
      Big Spring Product Pipelines
     The product pipelines we utilize to deliver refined products from our Big Spring refinery are linked to the major third-party product pipelines in the geographic area around our Big Spring refinery. These pipelines provide us flexibility to optimize product flows into multiple regional markets. This product pipeline network can also (1) receive additional transportation fuel products from the Gulf Coast through the Delek product terminal and Magellan pipelines, (2) deliver and receive products to and from the Magellan system, our connection to the Group III, or mid-

continent markets, and (3) deliver products to the New Mexico and Arizona markets through third-party systems. The following table describes the product pipelines which we utilize:

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
      Product Terminals
     We primarily utilize the following six product terminals for delivery of transportation fuels produced at our Big Spring refinery, of which two are owned and three are accessed through our Pipelines and Terminal Agreement with HEP:

		Working
Terminals	Access	Capacity (1)	Supply Source	Mode of Delivery
Big Spring, Texas (2)	Owned	331	Pipeline/refinery	Pipeline/truck
Abilene, Texas	HEP	111	Pipeline	Pipeline/truck
Wichita Falls, Texas	HEP	189	Pipeline	Pipeline/truck
Duncan, Oklahoma	Owned (3)	154	Pipeline	Pipeline
Orla, Texas	HEP	116	Pipeline	Pipeline
Southlake, Texas	Terminalling Agreement	212	Pipeline	Truck

Total		1,113

(1)	Measured in thousands of barrels.

(2)	Includes the tankage located at our Big Spring refinery.

(3)	The terminal is owned, but the underlying real property is leased.
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
     On September 28, 2006, we completed the acquisition of Edgington Oil Company, a heavy crude oil refining company located in Long Beach, California. Edgington Oil Company’s assets included a refinery with a nameplate capacity of approximately 40,000 bpd. Our Long Beach refinery has a crude oil throughput capacity of 40,000 bpd and is located on 19 acres in Long Beach, California. In industry terms, the Long Beach refinery is characterized as a “topping refinery” which generally refers to a low complexity refinery configuration consisting primarily of a distillation unit. Distillation is the first step in the refining process — separating crude oil into its constituent petroleum products. The Long Beach refinery utilizes vacuum distillation to produce vacuum gas oil and asphalt.
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
     Our California refineries have the capability to process substantial volumes of less expensive sour crude oils. In 2009 at the California refineries, sour crude oil accounted for approximately 43.5% of crude oil input and heavy crude oil accounted for 56.5%. The California refineries are connected by pipelines we own. Asphalt is the only finished product produced at the Long Beach refinery. Approximately 56% of the unfinished motor fuels, jet fuel and other products produced at the Long Beach refinery in 2009 were transferred to the Paramount refinery via our pipeline connection and by trucks for final processing and marketing, with the remainder sold to other area refineries and third parties. Major processing units at the California refineries include naphtha reforming, vacuum distillation, hydrotreating and isomerization units.
     Our California refineries produce CARBOB gasoline, CARB diesel, jet fuel, asphalt and other petroleum products. In 2009, these refineries converted approximately 39.7% of crude oil into higher value products such as gasoline, diesel and jet fuel, with 29.5% converted to asphalt, fuel oil and sulfur. The remaining 30.8% of production was sold as unfinished feedstocks to other refineries and third parties.
     As reflected in our 2009 production results, the California refineries still produced unfinished products. Unfinished products typically provide lower margins than finished products. In order to realize higher margins for the sale of these finished products, we have completed a refinery upgrade project to bring online a naphtha hydrotreater located at the Paramount refinery. The naphtha hydrotreater allows us to increase our production of distillates and gasoline and to produce less unfinished products.
     In 2009, we averaged approximately 46% utilization of our California refineries’ crude oil throughput capacity. The following table summarizes 2009, 2008 and 2007 throughput and production data for our California refineries on a combined basis.

	Year Ended December 31,
	2009		2008		2007
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	13,408	43.0	8,014	25.8	20,839	33.7
Heavy crude	17,420	55.9	22,590	72.6	40,700	65.9
Blendstocks	330	1.1	495	1.6	223	0.4

Total refinery throughput (1)	31,158	100.0	31,099	100.0	61,762	100.0

Refinery production:
Gasoline	4,920	16.2	4,141	13.7	7,318	12.1
Diesel/jet	7,123	23.5	7,481	24.8	13,360	22.1
Asphalt	8,976	29.5	9,214	30.5	19,006	31.5
Light unfinished	117	0.4	—	—	3,071	5.1
Heavy unfinished	8,813	29.0	9,182	30.4	16,793	27.9
Other	418	1.4	192	0.6	793	1.3

Total refinery production (2)	30,367	100.0	30,210	100.0	60,341	100.0

Refinery utilization (3)		46.2%		46.3%		85.9%

(1)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other refinery feedstocks through the crude units and other conversion units at our California refineries.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Reflects the effects of downtime associated with a planned turnaround of our No. 2 crude unit at the Paramount refinery in March and April 2007 and the downtime to optimize our refining and asphalt economics in 2009 and 2008.
     Our California refineries operated at low rates for 2009 and 2008 due to historically low West Coast refining margins. Additionally, 2008 was affected by a planned turnaround of the Paramount refinery lasting for two months, and a planned revamp and turnaround of the No. 2 crude unit at the Long Beach refinery lasting five months. The Paramount refinery started back up in February 2009 after the completion of a refinery-wide turnaround and the completion of refinery upgrade projects. These projects include the upgrade of an idled naphtha hydrotreater, revamping a naphtha hydrotreater to hydrotreat jet fuel, upgrading crude units’ metallurgy, upgrading the refinery’s electrical system and the installation of a new flare gas recovery system. These upgrades resulted in the combined Paramount and Long Beach refineries being operated in a hydroskimming mode. In September 2007, our Long Beach refinery achieved throughput of 35,000 bpd upon the startup of the No. 1 crude unit. In November

2007, the No. 2 crude unit at the Long Beach refinery was taken offline for a planned turnaround. In addition, we continuously evaluate and optimize throughput at our California refineries based on the topping and hydroskimming margins environment.
      California Refineries Raw Material Supply
     For 2009, sour crude oil accounted for approximately 43.5% of our crude oil input of which approximately 20.4% was California sour crude oil. Heavy crude oil accounted for approximately 56.5% of our crude oil input of which approximately 37.4% was local California heavy crude oil. As a result of the proximity of the California refineries to the Port of Los Angeles and the Port of Long Beach, we have access to a variety of domestic and foreign crude oils that are available on the West Coast. Our California refineries receive crude oil primarily from common carrier, private carrier and our owned pipelines. Approximately 30.0% of our California refineries’ crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. The remainder of the California refineries’ crude oil input requirements are purchased on the spot market. Other feedstocks, including butane and gasoline blendstocks, are delivered by truck and pipeline.
      Crude Oil Pipelines
     The crude oil pipelines we utilize provide our California refineries access to California and foreign crude oils and consist of the following:

Crude Oil Pipelines	Status	Miles	Connections
Paramount Crude	Owned	2.5	Paramount and East Hynes Terminal
Chevron Crude	Third Party	15	Paramount and local gathering system
No. 3/No. 4	Owned	13	Long Beach and Long Beach Harbor
BP	Third Party	1	Long Beach and East Hynes Terminal
Plains Pipeline	Third Party	14	Long Beach and West Hynes Terminal
     The Paramount refinery is supplied by the Chevron Crude pipeline (heavy sour) and Paramount Crude pipeline (medium/heavy sour). The Long Beach refinery is supplied by the No. 3/No. 4 pipelines (heavy sour) and the BP pipeline (medium sour). As a supplement to our on-site storage facilities, the California refineries lease crude oil storage tanks located at the BP-owned East Hynes, the Plains West Hynes, and the Kinder Morgan Carson crude oil terminals. Additionally, we acquire California medium sour crude oil from the West Hynes terminal and utilize the Plains Dominguez and Long Beach terminals pursuant to throughput arrangements. This combination of storage capacity and throughput arrangements allows the California refineries to receive and optimize the crude slate of waterborne domestic and foreign crude oil, along with California crude oil.
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
      California Refineries Production
     Gasoline. In 2009, CARBOB gasoline, all of which is produced or finished at our Paramount refinery, accounted for approximately 16.2% of our California refineries’ production. The Paramount refinery utilizes a computerized component blending system to optimize gasoline blending. In addition, our Paramount refinery is capable of producing specially formulated fuels, such as those required in the California, Nevada and Arizona markets.
     Distillates. In 2009, CARB diesel, Ultra Low-Sulfur EPA diesel, Jet A and military jet fuel, all of which is produced or finished at our Paramount refinery, accounted for approximately 23.5% of our California refineries’ production. All of the diesel fuel we produce is ultra low-sulfur CARB/EPA diesel. We produce both commercial Jet A and military jet fuel. The military jet fuel conforms to the JP-8 grade military specifications required by the Air Force bases to which we market our jet fuel.

     Asphalt. In 2009, asphalt accounted for approximately 29.5% of our California refineries’ production. Approximately 71.7% of our California refineries’ asphalt production is paving grades and 28.3% is roofing asphalt. Asphalt produced at the California refineries is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
     Light and Heavy Unfinished Feedstocks. We produce LPG, naphtha, unfinished distillates, fuel oil and gas oils used as refinery feedstocks, along with other by-products such as sulfur and fuel oil, all of which is sold to third parties via pipeline and truck on either a contract or spot basis.
     California Refineries Transportation Fuel Marketing
     Our refining and unbranded marketing segment sales includes sales of refined products from our California refineries in both the wholesale rack and bulk markets. Our marketing of gasoline and diesel fuels is focused on the Southern California market. We market a portion of the CARBOB gasoline and CARB diesel produced at our Paramount refinery through the Paramount refinery rack on an unbranded and delivered basis to wholesale distributors. The remainder of our CARB diesel and our CARBOB gasoline production is sold through the spot market and term contracts to other refiners and to third parties and for delivery by pipeline.
     We market our jet fuel as Jet A that is sold through the spot market, while our JP-8 military jet fuel is contracted to the DESC. All JP-8 grade is sold to the DESC under one-year contracts awarded through a competitive bidding process. Our JP-8 contract was not renewed in 2009 and, consequently, we have temporarily stopped producing JP-8. However, in 2009, we were awarded the DESC F76 distillate contract. All of our light products are delivered to our customers via our Line 145 pipeline or the Paramount rack system.
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
     The following table describes the product pipelines which we utilize:

Product Pipelines	Access	Miles	Connections
Line 145	Owned and Leased	8	Paramount to a connection with Line 145
Line 166	Leased	2	Connects to Line 145 to City of Carson, California (Kinder Morgan)
     The Paramount refinery also utilizes its own terminal at the refinery to distribute CARB diesel, California Reformulated Gasoline (CaRFG), F76 distillate fuel, JP-8 and Jet-A into the local market. This terminal is equipped with a truck loading rack that has permitted volumes of approximately 12,000 bpd of distillate and 13,000 bpd of gasoline.
     California Feedstock Pipelines
     The Paramount refinery operates a feedstock pipeline and terminal system that is used to supply gas oil and other unfinished product to other Los Angeles (“LA”) Basin refineries and third party terminals. The Black Oil System acquired in June 2007 provides our Paramount refinery and other third-party shippers with access to refineries and waterborne terminals. In the fourth quarter of 2008 we acquired portions of BP’s E-12A pipeline and Plain’s L-52 pipeline. These lines are connected to our Line 35, increasing the integration between our Paramount and Long Beach refineries.
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
Krotz Springs Refinery
     On July 3, 2008, we completed the acquisition of the refinery and related assets located in Krotz Springs, Louisiana through the purchase of all of the capital stock of Valero Refining Company — Louisiana from Valero Energy Corporation (“Valero”). The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 bpd.
     The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southern and Eastern United States markets through the Colonial products pipeline system (“Colonial Pipeline”). Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
     Our Krotz Springs refinery is strategically located on approximately 381 acres on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial Pipeline, providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. In industry terms, the Krotz Springs refinery is characterized as a “mild residual cracking refinery”, which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher light product yields such as gasoline, light distillates and intermediate products.
     The Krotz Springs refinery’s main processing units include a crude unit and an associated vacuum unit, a fluid catalytic cracking unit, a catalytic reformer unit, a polymerization unit, and an isomerization unit.
     Our Krotz Springs refinery has the capability to process substantial volumes of low sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Typically, sweet crude oil has accounted for 100% of the Krotz Springs refinery’s crude oil input.

     Our Krotz Springs refinery produces gasoline, high sulfur diesel, jet fuel, kerosene, petrochemicals, petrochemical feedstocks and other petroleum products. This refinery typically converts approximately 96% of its feedstock into products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 4% primarily converted to liquefied petroleum gas.
     In 2009, we averaged approximately 65% utilization of our crude oil throughput capacity for the Krotz Springs refinery. The following table summarizes 2009 and 2008 throughput and production data for our Krotz Springs refinery.

	Year Ended December 31, (1)
	2009		2008
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	22,942	47.5	43,361	74.5
Heavy sweet crude	22,258	46.0	11,979	20.6
Blendstocks	3,137	6.5	2,844	4.9

Total refinery throughput (2)	48,337	100.0	58,184	100.0

Refinery production:
Gasoline	22,264	45.4	25,195	42.8
Diesel/jet	21,318	43.4	26,982	45.9
Heavy oils	1,238	2.5	1,402	2.4
Other	4,258	8.7	5,258	8.9

Total refinery production (3)	49,078	100.0	58,837	100.0

Refinery utilization (4)		65.3%		66.6%

(1)	2008 data includes our Krotz Springs refinery for the period from July 1, 2008 through December 31, 2008.

(2)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the barrels per day of various products produced from processing oil and other refinery feedstocks through the crude unit and other conversion units at our Krotz Springs refinery.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for 2009 reflects the effects of downtime associated with a shutdown that was originally scheduled for the first quarter of 2010 that was accelerated to November 2009. Refinery throughput and production for 2008 reflects the effects of shutdowns during hurricanes Gustav and Ike and limited crude supply due to widespread electrical outages following the hurricanes.
     Krotz Springs Refinery Raw Material Supply
     In 2009, sweet crude oil accounted for approximately 100% of our crude oil input at the Krotz Springs refinery, of which approximately 50.8% was Light Louisiana Sweet (“LLS”) crude oil and 49.2% was Heavy Louisiana Sweet (“HLS”) crude oil. The Krotz Springs refinery has access to various types of domestic and foreign crude oils via a combination of two ExxonMobil pipeline (“EMPCo”) systems, barge delivery, or truck rack delivery. Approximately 80% of the crude oil is received by pipeline with the remainder received by barge or truck.
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
     Approximately 78.4% of our Krotz Springs refinery’s crude oil input requirements are purchased through term contracts with several suppliers. At present, a major oil company is the largest supplier. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. The remainder of the Krotz Spring refinery’s crude oil input requirements are purchased on the spot market. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
     Krotz Springs Refinery Production
     Gasoline. In 2009, gasoline accounted for approximately 45.4% of our Krotz Springs refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. We also purchase 93 octane premium unleaded gasoline for truck rack sales. Our Krotz Springs refinery is capable of producing regular unleaded gasoline grades required in the southern and eastern U.S. markets.
     Distillates. In 2009, diesel, light cycle oil and jet fuel accounted for approximately 43.4% of our Krotz Springs refinery’s production. Historically the Krotz Springs refinery shipped high sulfur distillate blendstock and light cycle oils to certain Valero refineries for processing. In connection with the acquisition of the Krotz Springs refinery in 2008, we entered into an offtake agreement with Valero that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, light cycle oil and straight run diesel. The term of the offtake agreement as it applies to the products produced by the Krotz Springs refinery, is a follows: (i) five years for light cycle oil and straight run diesel; and (ii) one year for regular and premium unleaded gasoline.
     Heavy Oils and Other. In 2009, we produced slurry oil, LPG, and petrochemical feedstocks, which accounted for approximately 11% of the Krotz Spring refinery’s production.
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
     We sell transportation fuel production in excess of our unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
     Krotz Springs Refinery Product Pipeline
     The Krotz Springs refinery connects to and distributes refined products into the Colonial Pipeline for distribution by our customers to the southern and eastern United States. The 5,519 mile Colonial pipeline system transports products to 267 marketing terminals located near the major population centers of the southern and eastern United States. The Krotz Springs refinery’s close proximity to the Colonial pipeline provides us flexibility to optimize product flows into multiple regional markets. Products not shipped through the Colonial pipeline are either transported via barge for sale or for further upgrading or are sold at the Krotz Springs refinery’s truck rack. Barges have access to both the Mississippi and Ohio Rivers and can carry refined products for delivery as far north as Evansville, Indiana.
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

Asphalt
     Our California, Big Spring and Oregon refineries have the capability to process heavy and sour crude oils, and as a result, we have developed our asphalt business to maximize the value of the additional amount of vacuum tower bottoms (VTB) produced after making gasoline and distillate products from these crude oils. We believe our asphalt production capabilities provides the opportunity to realize higher netbacks than those attainable by producing VTB into No. 6 Fuel Oil, which is an alternate product that can be produced at these refineries. In addition, our asphalt production capabilities permit us to realize value from VTB without the significant costs and expenses required to construct and operate coker units.
     The amount of asphalt produced at our refineries, as a percentage of throughput, varies depending on the configuration of the specific refinery, the crude oils processed at each refinery, the techniques used in the refining process and the type and quality of the asphalt produced. As part of our efforts to maximize the return generated by the production of asphalt, we have licensed advanced asphalt-blending technology from FINA, with respect to asphalt produced at our Big Spring refinery, and a patented GTR asphalt manufacturing process from Wright with respect to asphalt produced and sold in California.
     Our asphalt segment markets asphalt products produced at our Big Spring and California refineries and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. During 2008 crude oil prices increased rapidly in the first half of 2008 resulting in increasing transfer prices charged to our asphalt segment. Market prices for asphalt did not keep pace with these rapid and unprecedented increases in crude oil costs and the resulting asphalt transfer prices which resulted in decreased margins for our asphalt segment. The asphalt business in our Texas market was also affected by the effects of contracts that are priced months in advance of delivery. While our asphalt sales continued to exceed the returns that would have been realized by producing No. 6 Fuel Oil, the relationship between realized asphalt prices in our Texas market and our cost of crude in the first half of 2008 was compressed. Asphalt demand overall decreased in 2008 and continued to be depressed in 2009, due in part to less state highway work and reduced demand for roofing products.
     We continue to believe that the asphalt business is a better alternative to producing No. 6 Fuel Oil or construction and operation of a coker unit. We believe that asphalt production will be reduced due to coker unit projects that have been announced by several asphalt producing refineries. We therefore expect the combination of decreased asphalt production in our markets and a stabilization of crude prices to improve our asphalt margins.
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
     In 2009, through our asphalt segment, we sold the asphalt that was produced at our refineries in Texas and California, primarily as either paving asphalt to road and materials manufacturers and highway construction/maintenance contractors, as GTR, polymer modified or emulsion asphalt to highway maintenance contractors, or as roofing asphalt to either roofing shingle manufacturers or to other industrial users.

Texas Asphalt Marketing
     Approximately 8.9% of our Big Spring refinery’s production in 2009 was asphalt. We can produce or manufacture approximately 30 different product formulations, including PMA and GTR asphalts that meet the stringent and varied state highway road paving specifications for use in Texas, New Mexico and Arizona. Based on 2008 data, the Texas Department of Transportation has advised us that we are one of the largest suppliers of asphalt to the State of Texas, which is the second largest asphalt consuming state in the United States according to the latest available industry data.
     Paving grade asphalts are predominantly sold from May through October through competitive bids to contractors involved in government projects. These asphalt sales are primarily made at our asphalt terminal at the Big Spring refinery and are delivered to project sites by truck. Our other asphalt blendstocks are sold to roofing companies and asphalt blenders and delivered by rail throughout the United States, including to our asphalt terminals in Elk Grove, Bakersfield and Mojave, California and Phoenix, Arizona.
West Coast Asphalt Marketing
     In 2009, approximately 29.5% of our California refineries’ production was asphalt and asphalt blendstocks. When operating as a refinery, production at the Willbridge refinery has averaged an approximate 70% paving and roofing asphalt products yield. Our California refineries/terminals produce over 100 different grades of paving and roofing asphalt products. Paving asphalt products include various grades of Performance Graded (PG), Asphalt Cement (AC) and Aged Residue (AR) paving asphalts, cutbacks, emulsions, PMA and GTR. The products meet the California PG specification included in the recently enacted conversion to Federal Highway SHRP asphalt performance grading system (PG). Our GTR products conform to the specifications of the recently enacted California Assembly Bill 338 which requires usage of GTR asphalt on California road and highways. Roofing asphalt products include oxidized coatings, asphalt fluxes and saturants which are used in the roofing industry to manufacture shingles, roofing roll products and built-up roofing asphalts. The paving and roofing products produced at our refineries can be sold from the on-site asphalt terminal facilities or they can be distributed through and sold at one of our eight asphalt terminals in the western United States. Based upon the Asphalt Institute’s 2008 data, we are the largest supplier of liquid asphalt in the State of California, which is currently one of the top two largest asphalt consuming states in the United States.
     Sales of paving asphalt are made primarily to hot mix asphalt (HMA) materials manufacturers and paving contractors. Sales to HMA manufacturers and paving contractors can be made either through negotiated contracts or they may result from competitive bidding. Sales of roofing asphalts are made primarily to shingle manufacturers or other industrial users through contracts. Sales of asphalt, particularly paving asphalts, are seasonal. Overall, approximately 71% of our West Coast paving asphalt products were sold between May and October 2009.
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
     We also own a 50% interest in Wright, which holds the licensing rights to a patented GTR manufacturing process for paving asphalts. Wright licenses this proprietary technology from Neste/Wright Asphalt Company under a perpetual license that covers all of North America, except California. In California we maintain the exclusive license. Wright’s operations consist of sublicensing the patented technology to parties to manufacture the GTR asphalt for Wright to sell at various Alon-owned or third party-owned facilities in Texas, Arizona, Oregon and Oklahoma. Wright also purchases and resells various other paving asphalts in these markets. During 2009, Wright obtained approximately 24.5% of its asphalt requirements from our refineries and terminals, and the remainder from other refineries. Wright sells GTR and its other asphalt products on either a negotiated contract or competitive bidding basis.
Retail and Branded Marketing
     We are the largest 7-Eleven licensee in the United States, and we are the sole licensee of the FINA brand for motor fuels in the South Central and Southwestern United States. Through our 7-Eleven licensing agreement, we have the exclusive right to operate 7-Eleven convenience stores in substantially all of our existing retail markets and many surrounding areas. We market gasoline and diesel fuel under the FINA brand name and provide brand support and payment services to distributors supplying over 650 locations, including all 296 of our owned stores that sell motor fuel. In markets where we choose not to supply fuel products we also sub-license the FINA brand and provide the same brand support and payment services to distributors supplying approximately 300 additional locations. In 2009, approximately 93% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery.
Retail
     As of December 31, 2009, we operated 308 owned and leased convenience store sites operating primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, tobacco products, non-alcoholic and alcoholic beverages and general merchandise to the public, primarily under the 7-Eleven and FINA brand names.
     We are one of the top three independent convenience store chains, measured by store count, in each of the cities of Abilene, El Paso, Midland, Odessa, Big Spring and Lubbock, Texas. We also have a significant presence in Waco and Wichita Falls, Texas and Albuquerque, New Mexico.
     The following table shows our owned and leased convenience stores by location:

Location	Owned	Leased	Total
Big Spring, Texas	6	1	7
El Paso, Texas	13	73	86
Lubbock, Texas	17	5	22
Midland, Texas	9	9	18
Odessa, Texas	11	25	36
Wichita Falls, Texas	8	4	12
Abilene, Texas	34	9	43
Waco, Texas	11	3	14
Albuquerque, New Mexico	12	11	23
Other	29	18	47

Total stores	150	158	308

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
     Convenience Store Management and Employees. Each of our stores has a store manager who supervises a staff of full-time and part-time employees. The number of employees at each convenience store varies based on the store’s size, sales volume and hours of operation. Typically, a geographic group of six to ten stores is managed by a supervisor who reports to a district manager. Five district managers are responsible for a varying number of stores depending on the geographic size of each market and the experience of each district manager. These district managers report to our retail management headquarters in Odessa, Texas, where we have 56 employees. We also maintain an office in Abilene, Texas, where we have 33 employees.
     Distribution and Supply. The merchandise requirements of our convenience stores are serviced at least weekly by over 100 direct-store delivery, or (“DSD”), vendors. In order to minimize costs and facilitate deliveries, we utilize a single wholesale distributor, McLane Company, Inc., for non-DSD products. We purchase the products from McLane at cost plus an agreed upon percentage mark-up. Our current supply contract with McLane expires in December 2011. For the year ended December 31, 2009, approximately 51% of our retail merchandise sales were purchased from McLane. We typically do not have contracts with our DSD vendors.
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
Branded Marketing
     Approximately 66% of our branded fuel sales are in West Texas and Central Texas. We sell motor fuel through various terminals to supply approximately 650 locations, including approximately 90% of our retail locations and other FINA-branded independent locations. The FINA brand is a recognized trade name in the Southwestern and South Central United States, where motor fuels have been marketed under the FINA brand since 1956. For the year ended December 31, 2009, we sold 274.1 million gallons of branded motor fuel for distribution to our retail convenience stores and other retail distribution outlets.
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
     Distribution Network and Distributor Arrangements. We sell motor fuel to our retail locations and to approximately 31 third-party distributors, who then supply and resell to other retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms. All supplied distributors comply with our ratability program, which involves incentives and penalties based on the consistency of their purchases.

     FINA Brand Sub-Licensing. We also sub-license the FINA brand and provide payment card processing services, advertising programs and loyalty and other marketing programs to 49 distributors supplying approximately 300 additional stores. We offer FINA brand sub-licensing to distributors supplying geographic areas other than our integrated supply system. This sub-licensing program allows us to expand the geographic footprint of the FINA brand, thereby increasing its recognition. Each sub-licensee pays royalties on a per gallon basis and is required to comply with the FINA minimum standards program and utilize our payment card processing services.
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
Competition
     The petroleum refining and marketing industry continues to be highly competitive. Many of our principal competitors are integrated, multi-national oil companies (e.g., Valero, Chevron, ExxonMobil, Shell and ConocoPhillips) and other major independent refining and marketing entities that operate in our market areas. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial support and diversity with a potential better ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum industry.
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
     All of our crude oil and feedstocks are purchased from third-party sources, while some of our vertically-integrated competitors have their own sources of crude oil that they may use to supply their refineries. However, our Big Spring refinery is in close proximity to Midland, Texas, which is the largest origination terminal for Permian Basin crude oil, which we believe provides us with transportation cost advantages over many of our competitors in this region.

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
     The Longhorn pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd of refined products. This pipeline provides Gulf Coast refiners, which include some of the world’s largest and most complex refineries, and other shippers with improved access to the refined products markets in West Texas and New Mexico. In August 2006, Longhorn Pipeline Holdings LLC, the owner of the Longhorn pipeline, was acquired by Flying J, Inc., (“Flying J”). Since Flying J’s acquisition, we have reduced shipments to El Paso via the Fin-Tex pipeline system, while increasing sales through our Big Spring and Abilene terminals. We do not expect our remaining shipments of refined products to be affected, since they are shipped directly for distribution through contracted FINA-branded locations, including our retail and branded marketing segment, in addition to being used for exchange paybacks for sales in the Albuquerque and Bloomfield, New Mexico markets to which the Longhorn pipeline does not have access. On December 22, 2008, Flying J and certain of it affiliates, including its subsidiary that operates the Longhorn pipeline, filed for bankruptcy. On July 29, 2009, Magellan Midstream Partners, L.P. acquired the Longhorn pipeline from Flying J after receiving approval from the bankruptcy court.
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
     The majority of our refined fuel products produced at our Krotz Springs refinery are sold on the spot market and shipped through the Colonial pipeline to major demand centers along the southern and eastern United States. Products not shipped through the Colonial pipeline are either transported via barge for sale or for further upgrading or are sold at the Krotz Springs refinery’s truck rack. Barges have access to both the Mississippi and Ohio Rivers and can carry refined products for delivery as far north as Evansville, Indiana. The market for refined products in these regions is also supplied by a number of refiners, including large integrated oil companies or independent refiners that either have refineries located in the region or have pipeline access to these regions. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
     The principal competitive factors affecting our wholesale marketing business are price and quality of products, reliability and availability of supply and location of distribution points.
     We compete in the asphalt market with various refineries including Valero, Shell, Tesoro, U.S. Oil, Western, San Joaquin Refining, Ergon and Holly as well as regional and national asphalt marketing companies that have little or no associated refining operations such as NuStar Energy LP. The principal factors affecting competitiveness in asphalt markets are cost, supply reliability, consistency of product quality, transportation cost and capability to produce the range of high performance products necessary to meet the requirements of customers.
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
     In November 2006, following consummation of the Paramount Petroleum Corporation and Edgington Oil Company acquisitions, we provided notice to the EPA that we no longer satisfied the criteria for a small refiner. As a result, we were then required to comply with the 30 ppm gasoline sulfur content standards within 30 months. In July 2007, the EPA granted our request to extend this deadline by six months, with the total 36-month period to commence on September 28, 2006, the date on which we acquired the assets of Edgington Oil Company. As a result, we were required to meet the 30 ppm gasoline sulfur standard in September 2009. Our gasoline sulfur control schedule at our Big Spring refinery was impacted by the fire that occurred in February 2008. On September 25, 2009, we entered into an Administrative Settlement Agreement with EPA, which gave us an additional 90 days to meet the gasoline sulfur standards at Big Spring in consideration for our agreement to offset any excess gasoline sulfur during that time. We achieved compliance within the 90 day extension and have until the end of 2010 to offset any excess sulfur. Compliance with the gasoline sulfur standards required capital expenditures of approximately $35.5 million through 2009, of which approximately $5.2 million was spent in 2008 and $1.0 million was spent in 2007. We had previously budgeted these expenditures through December 2010. Gasoline and diesel produced at our Paramount refinery currently meet the gasoline and diesel low sulfur fuel standards.
     In October 2004, Paramount Petroleum Corporation entered into a Stipulated Order for Abatement (SOA) with the South Coast Air Quality Management District (SCAQMD), the air pollution agency for Orange County and the urban portions of Los Angeles, Riverside and San Bernardino counties. The SOA resolved a number of outstanding issues with the SCAQMD and allowed Paramount Petroleum Corporation to modify crude unit process heater permit descriptions and operate these heaters at firing rates sufficient to meet current and anticipated crude oil throughputs. The SOA required that Paramount Petroleum Corporation install NOx control equipment on specified heaters within a prescribed schedule, including installation of equipment in 2007 and 2009. We completed expenditures totaling $4.5 million, of which $2.2 million was spent in 2007, and $2.3 million was spent in 2008, which completed installation of the NOx control equipment to meet the requirements of the SOA and no further expenditures are anticipated.
     On November 4, 2005, the SCAQMD adopted a stringent regulatory requirement, Rule 1118, designed to control emissions from refinery flares. Expenditures required to comply with Rule 1118 were approximately $4.0 million, with approximately $0.7 million spent in 2007, $2.2 million spent in 2008 and $1.1 million spent in 2009. The Paramount refinery has one flare which is subject to Rule 1118 and required the installation of continuous emissions monitoring equipment and installation of a vapor recovery system for the flare. The installation of the emissions monitoring equipment was originally required by Rule 1118 to be completed in 2007; however, the SCAQMD’s Hearing Board granted additional time to comply. The monitoring system was installed and certified in 2009 and the vapor recovery system was installed and placed in service in 2009. Paramount has completed the capital projects required to comply with Rule 1118. Rule 1118 does not apply to our Long Beach refinery.

     On August 7, 2008 the SCAQMD issued a notice of violation to the Paramount refinery for failing to continuously monitor emissions from the Reformer heaters (H-303, H-304, H-305 and H-306). We subsequently settled the notice of violation for $30,000. The exhaust stacks of these four heaters are manifolded together and routed to a single piece of NOx control equipment with a common exhaust stack and continuous emissions monitoring system (CEMS). Each individual heater also has an emergency by-pass stack that is used on rare occasions for safety reasons. The SCAQMD believes that use of emergency by-pass stacks without CEMS monitoring is a violation of SCAQMD rules. Paramount has successfully obtained variance coverage to use the emergency by-pass stacks during startup activities and expects to be able to use the variance process for future relief from rule requirements if necessary. Paramount is pursuing a rule change option with the SCAQMD. Absent a rule change, Paramount could face an approximate cost of $3.5 million.
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
     On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act, which would establish a market-based “cap-and-trade” system to achieve yearly reductions in greenhouse gas emissions through which regulated entities will buy and sell a limited quantity of carbon emission allowances. The Senate likely will consider multiple pieces of its own legislation, including the Clean Energy Jobs and American Power Act, which also would establish a “cap-and-trade” program and sets even more aggressive reduction targets than the House bill and yet to be introduced bi-partisan legislation sponsored by Sens. John Kerry, Lindsey Graham and Joseph Lieberman. Both chambers would be required to approve identical legislation before it could become law. With respect to regulation, on December 7, 2009, the EPA issued an endangerment finding that greenhouse gases endanger both public health and welfare, and that greenhouse gas (GHG) emissions from motor vehicles contribute to the threat of climate change. Although the finding itself does not impose requirements on regulated entities, it allows the EPA and the Department of Transportation to finalize a jointly proposed rule regulating greenhouse gas emissions from vehicles and establishing Corporate Average Fuel Economy standards for light-duty vehicles. When this happens, greenhouse gases will become federally regulated air pollutants subject to the Prevention of Significant Deterioration (PSD) and Title V permitting programs under the Clean Air Act. Anticipating this result, the EPA has proposed the “tailoring rule” to raise the statutory threshold for regulation under PSD and Title V to prevent virtually every GHG source from instantly becoming a major stationary source subject to the PSD and Title V permitting requirements. While it is probable that Congress and/or the EPA will adopt some form of federal mandatory greenhouse gas emission reductions legislation or regulation in the future, the timing and specific requirements of any such legislation or regulation are uncertain at this time, especially in light of recent challenges to the endangerment finding by industry organizations, which have filed petitions in the United States Court of Appeals for the D.C. Circuit, as well as by Senator Lisa Murkowski, who has introduced a resolution (S.J. Res. 26) that would overturn the endangerment finding.
     In February 2007, the EPA adopted final rules effective as of April 27, 2007, to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, the rule would require that beginning in 2011 refiners meet an annual average gasoline benzene content standard of 0.62% by volume on all gasoline produced, both reformulated and conventional. Gasoline produced at our California refineries already meets the standards established by the EPA. We have not yet determined the capital expenditures that may be necessary to comply with the proposed benzene limits at our Big Spring or Krotz Springs refineries. Under the regulations, the EPA may grant extensions of time to comply with the benzene standard if a refinery demonstrates that unusual circumstances exist that impose extreme hardship and significantly affect the ability of the refinery to comply. We may ask for an extension of time to comply with the MSAT2 standards at our Big Spring and Krotz Springs refineries.
     In May 2007, the EPA adopted a final rule effective as of September 1, 2007, that subjects refiners and importers of gasoline to a yearly renewable volume obligation that is based on the national renewable fuel standard. Due to our size, we are exempted from the requirements of this rule through December 31, 2010. In February 2010, the EPA finalized new regulations that replace and update the current rules and extend the renewable fuel standard to other finished products (e.g., diesel). In the final rulemaking, the EPA did not extend the time for small refiners to comply with the renewable fuel standard. In light of this, we may ask for an extension of time to comply based upon a demonstration of disproportionate economic hardship. When we become subject to the rule, we will be required to blend renewable fuels (e.g., ethanol) into our finished products or purchase credits in lieu of blending renewable fuels. At this time, we do not know how much credits will cost or whether we will be able to blend renewable fuels into our finished products in order to avoid having to purchase credits.
     In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This Initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. On February 2, 2007, we committed in writing to enter into discussions with the EPA under the Petroleum Refinery Initiative. To date, there have been no specific findings entered against us or any of our refineries by the EPA, and we have not determined whether we will ultimately enter into a settlement agreement with the EPA. Based on prior settlements that the EPA has reached with other petroleum refineries under the Petroleum Refinery Initiative, we anticipate that the EPA will seek relief in the form of the payment of civil penalties, the installation of air pollution controls and the implementation of environmentally beneficial projects. At this time, we cannot estimate the amount of any such civil penalties or the cost of any required controls or environmentally beneficial projects.
     The Krotz Springs refinery entered into a consent decree with the EPA under the National Petroleum Refining Initiative in November 2005. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, the Krotz Springs refinery secured a release of liability that provides immunity from enforcement actions for alleged past non-compliance. The major project for consent decree compliance is installing NOx controls and monitors on heaters and boilers which is scheduled to be completed in 2011. Other projects include various SO2 and NOx reduction measures. The current best estimate of capital costs is $13.0 million. The Krotz Springs refinery already completed many portions of the consent decree including compliance with particulate emissions from the FCCU, H2S in the fuel gas, LDAR performance, and implementation of Benzene Waste Operations NESHAPs requirements. Because the Krotz Springs refinery remains subject to the Valero consent decree, we entered into an agreement with Valero at the time of the acquisition allocating responsibilities under the consent decree. The Krotz Spring refinery is responsible for implementing only those portions of the consent decree that are specifically and uniquely applicable to the Krotz Springs refinery. In addition, with respect to certain system-wide emission limitations that apply across all of the Valero refineries, the Krotz Springs refinery was generally allocated emission limitations that did not necessitate substantial capital expenditures for add-on controls.
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
     We are currently engaged in four separate remediation projects in the Los Angeles area which are being conducted pursuant to Cleanup and Abatement Orders issued by the Los Angeles Regional Water Quality Control Board. Two projects focus on clean up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with ConocoPhillips, the former owner of the Paramount refinery and Lakewood Tank Farm. Another project focuses on efforts at the Long Beach refinery, with the costs being shared with Apex Oil Co., the former owner of the Long Beach refinery. As part of its acquisition of Pipeline 145, Paramount Petroleum Corporation assumed an active remediation project designed to clean up a leak that occurred on this pipeline prior to Paramount Petroleum Corporation’s ownership. Paramount Petroleum Corporation bears the full costs of this pipeline remediation effort. Approximately $2.0 million was spent in 2009 for all of these remediation projects of which Paramount’s portion was $1.2 million. We estimate that an additional $2.4 million will be spent in 2010 with our portion being approximately $1.6 million.
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

     On March 1, 2005, Paramount Petroleum Corporation purchased Chevron’s Pacific Northwest Asphalt business. As part of the purchase and sale agreement, the parties agreed to share the remediation costs at the Richmond Beach, Washington and Willbridge, Oregon terminals. Approximately $0.6 million was spent in 2009 for these remediation costs, of which our portion was $0.2 million, and we estimate that an additional $0.5 million will be spent during 2010, of which our portion will be $0.2 million.
     In addition, we operate 308 owned and leased convenience stores with underground gasoline and diesel fuel storage tanks primarily in Central and West Texas and New Mexico. Compliance with federal and state regulations that govern these storage tanks can be costly. The operation of underground storage tanks also poses various risks, including soil and groundwater contamination. We are currently investigating and remediating leaks from underground storage tanks at some of our convenience stores, and it is possible that we may identify more leaks or contamination in the future that could result in fines or civil liability for us. We have established reserves in our financial statements in respect of these matters to the extent that the associated costs are both probable and reasonably estimable. We cannot assure you, however, that these reserves will prove to be adequate.
     Environmental Indemnity from FINA. In connection with the acquisition of our Big Spring refinery and other operating assets from FINA in August 2000, FINA agreed, within prescribed limitations, to indemnify us against costs incurred in connection with any remediation that is required as a result of environmental conditions that existed on the acquired properties prior to the closing date of our acquisition. FINA’s indemnification obligations for these remediation costs run through August 2010, have a ceiling of $5.0 million per year (with carryover of unused ceiling amounts and unreimbursed environmental costs into subsequent years) and have an aggregate indemnification cap of $20.0 million. Thereafter, we are solely responsible for all additional remediation costs. As of December 31, 2009 the remediation of the properties is on schedule, and we have expended approximately $16.8 million in connection with that remediation and approximately $3.0 million in environmental insurance premiums, all of which has been covered by the FINA indemnity. Subject to a $25 thousand deductible per claim up to an aggregate deductible of $2.0 million, FINA is additionally obligated to indemnify us for third-party claims with respect to environmental matters received by us within ten years of the closing date to the extent such matters relate to FINA’s operations on the acquired properties prior to the closing date. FINA is further obligated to indemnify us for environmental fines imposed as a result of FINA’s operations on the acquired properties prior to the closing date, provided that such claims are asserted no later than the earlier of ten years from the closing date and the date that the applicable statute of limitations expires. FINA’s aggregate indemnification obligations for environmental fines and third-party claims are not subject to a monetary cap. Excluding liabilities retained by FINA as described above, we assumed the environmental liabilities associated with the acquired properties and agreed to indemnify FINA for any environmental claims or costs in connection with our operations at the acquired properties after the closing date.
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
Employees
     As of December 31, 2009, we had approximately 2,825 employees. Approximately 725 employees worked in our refining and unbranded marketing segment, of which 630 were employed at our refineries and approximately 95 were employed at our corporate offices in Dallas, Texas. Approximately 122 employees worked in our asphalt segment and approximately 1,978 employees worked in our retail and branded marketing segment.
     Approximately 120 of the 170 employees at our Big Spring refinery are covered by collective bargaining agreements that expire on April 1, 2012. None of the employees in our asphalt, retail and branded marketing segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.
Properties
     Our principal properties are described above under the captions “Refining and Unbranded Marketing,” “Asphalt” and “Retail and Branded Marketing” in Item 1. We believe that our facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2009, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Executive Officers of the Registrant
     Our current executive officers and key employees (identified by an asterisk), their ages as of March 1, 2010, and their business experience during at least the past five years are set forth below.

Name	Age	Position
David Wiessman	55	Executive Chairman of the Board of Directors
Jeff D. Morris	58	Director and Chief Executive Officer
Paul Eisman	54	President
Shai Even	41	Senior Vice President and Chief Financial Officer
Joseph Israel	38	Chief Operating Officer
Claire A. Hart	54	Senior Vice President
Joseph A. Concienne	59	Senior Vice President of Refining
Alan Moret	55	Senior Vice President of Supply
Harlin R. Dean	43	Senior Vice President — Legal, General Counsel and Secretary
Michael Oster	38	Senior Vice President of Mergers and Acquisitions
Jimmy C. Crosby*	50	Vice President of Refining — Big Spring
Ed Juno*	57	Vice President of Refining — Paramount
William Wuensche*	49	Vice President of Refining — Krotz Springs
William L. Thorpe*	63	Vice President of Asphalt Operations
Kyle McKeen*	46	President and Chief Executive Officer of Alon Brands
Joseph Lipman*	64	President and Chief Executive Officer of SCS
     Set forth below is a brief description of the business experience of each of the executive officers and key employees listed above.
     David Wiessman has served as Executive Chairman of the Board of Directors of Alon since July 2000 and served as President and Chief Executive Officer of Alon from its formation in 2000 until May 2005. Mr. Wiessman has over 25 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has been Chief Executive Officer, President and a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon’s parent company. In 1992, Bielsol Investments (1987) Ltd. acquired a 50% interest in Alon Israel. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. Wiessman is also Executive Chairman of the Board of Directors of Blue Square-Israel, Ltd., which is listed on the New York Stock Exchange, or NYSE, and the Tel Aviv Stock Exchange, or TASE; Executive Chairman of Blue Square Real Estate Ltd., which is listed on the TASE; and Executive Chairman of the Board and President of Dor-Alon Energy in Israel (1988) Ltd., which is listed on the TASE, and all of which are subsidiaries of Alon Israel.
     Jeff D. Morris has served as a director and as our Chief Executive Officer since May 2005 and has served as Chief Executive Officer of our other operating subsidiaries since July 2000. Mr. Morris also served as our President from May 2005 until March 2010 and President of our other operating subsidiaries from July 2000 until March 2010. Prior to joining Alon, he held various positions at Fina, Inc., where he began his career in 1974. Mr. Morris served as Vice President of Fina’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and Fina’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units. Mr. Morris has also been a director of our subsidiary Alon Refining Krotz Springs, Inc. since 2008.
     Paul Eisman was appointed to serve as our President in March 2010. Prior to joining Alon, Mr. Eisman was Executive Vice President, Refining & Marketing Operations at Frontier Oil Corporation from 2006 to 2009 and held various positions at KBC Advanced Technologies from 2003 to 2006, including Vice President of North American Operations. During 2002, Mr. Eisman was Senior Vice President of Planning for Valero Energy Corporation following Valero’s acquisition of Ultramar Diamond Shamrock. Prior to the acquisition, Mr. Eisman had a 24-year career with Ultramar Diamond Shamrock, serving in many technical and operational roles including Executive Vice President of Corporate Development and Refinery Manager at the McKee refinery.
     Shai Even has served as a Senior Vice President since August 2008 and as our Chief Financial Officer since December 2004. Mr. Even served as a Vice President from May 2005 to August 2008 and Treasurer from August 2003 until March 2007. Prior to joining Alon, Mr. Even served as the Chief Financial Officer of DCL Technologies, Ltd. from 1996 to July 2003 and prior to that worked for KPMG from 1993 to 1996. Shai Even is the brother of Shlomo Even, one of our directors.
     Joseph Israel has served as our Chief Operating Officer since August 2008. Mr. Israel served as our Vice President of Mergers & Acquisitions from March 2005 to August 2008 and as our General Manager of Economics and Commerce from September 2000 to March 2005. Prior to joining Alon, Mr. Israel held positions with several Israeli government entities beginning in 1995, including the Israeli Land Administration, the Israeli Fuel Administration and most recently as Economics and Commerce Vice President of Israel’s Petroleum Energy Infrastructure entity.
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
     Joseph A. Concienne has served as our Senior Vice President of Refining since August 2008 and served as our Senior Vice President of Refining and Transportation from May 2007 to August 2008 and Vice President of Refining and Transportation from March 2001 to May 2007. His primary role is oversight of our refinery system. Prior to joining Alon, Mr. Concienne served as Director of Operations/General Manager for Polyone Corporation in Seabrook, Texas from 1998 to 2001. He served as Vice President/General Manager for Valero Refining and Marketing, Inc. in 1998, and as Manager of Refinery Operations and Refinery Manager for Phibro Energy Refining (now known as Valero Refining and Marketing, Inc.) from 1985 to 1998.
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
     Jimmy C. Crosby has served as our Vice President of Refining — Big Spring since January 2010, as Vice President of Refining — California Refineries from March 2009 until January 2010, and as Vice President of Refining and Supply since May 2007, with responsibility for refinery and supply operations at our California refineries. Mr. Crosby served as our Vice President of Supply and Planning from May 2005 to May 2007, with responsibility for all terminal and refinery supply for our Big Spring refinery’s marketing and refinery operations. Mr. Crosby served as our General Manager of Business Development and Planning from August 2000 to May 2005. Prior to joining Alon, Mr. Crosby worked with FINA from 1996 to August 2000 where he last held the position of Manager of Planning and Economics for the Big Spring refinery.
     Ed Juno has served as our Vice President of Refining - Paramount since January 2010. Prior to joining Alon, Mr. Juno has been employed in the refining industry for over 35 years, most recently with Sinclair Oil Corporation as Manager of Sinclair’s Wyoming refinery from 2008 to 2009 and as Operations Manager of the Wyoming refinery from 2003 to 2008.
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
     William L. Thorpe has served as Vice President of Asphalt Operations since August 2008, with responsibility over asphalt marketing and operations, quality control and quality assurance at our refineries and asphalt terminals and safety, security and training at our asphalt terminals. Mr. Thorpe served as the Vice President of Asphalt Marketing of our subsidiary, Paramount Petroleum Corporation, from August 2006 to August 2008. Prior to joining Alon, Mr. Thorpe was with Paramount Petroleum Corporation from 1996 to August 2006 having responsibility for marketing and operations, serving as Senior Vice President. Prior to joining Paramount Petroleum Corporation, Mr. Thorpe held management positions with various companies, including Vice President of Pacific Resources, Inc., Vice President — Sales and Marketing of Marlex Petroleum Corporation, Vice President — Marketing of Charter Oil Company and Manager — Transportation Planning and Development of ConocoPhillips. Mr. Thorpe has served as Vice-Chairman of the Board for the Asphalt Institute and the Asphalt Pavement Association of California and became Chairman of the Board of the Asphalt Institute beginning in 2010.
     Kyle McKeen has served as President and Chief Executive Officer of Alon Brands, Inc., our subsidiary that manages our retail and branded marketing operations, since May 2008. From 2005 to 2008, Mr. McKeen served as President and Chief Operating Officer of Carter Energy, an independent energy marketer supporting over 600 retailers by providing fuel supply, merchandising and marketing support, and consulting services. Prior to joining Carter Energy in 2005, Mr. McKeen was a member of the Board of Managers of Alon USA Interests, LLC from September 2002 to 2005 and held numerous positions of increasing responsibilities with Alon Energy, including Vice President of Marketing.
     Joseph Lipman has served as President and Chief Executive Officer of Southwest Convenience Stores, LLC, or SCS, our subsidiary conducting our retail operations since July 2001. From 1997 to July 2001, Mr. Lipman served as General Manager of Cosmos, a chain of supermarkets in Israel owned by Super-Sol Ltd., where he was responsible for marketing and store operations.

ITEM 1A. RISK FACTORS.
     You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report on Form 10-K or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating an investment in any of our securities, you should consider carefully, among other things, the factors and the specific risks set forth below. This annual report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of the factors that could cause actual results to differ materially from those projected.
The price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on our earnings, profitability and cash flows.
     Our refining and marketing earnings, profitability and cash flows from operations depend primarily on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. When the margin between refined product prices and crude oil and other feedstock prices contracts, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. For example, from January 2005 to December 2009, the price for WTI crude oil fluctuated between $31.27 and $145.31 per barrel, while the price for Gulf Coast unleaded gasoline fluctuated between 76.8 cents per gallon, or cpg, and 474.6 cpg. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:
•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Venezuela;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstock and refined products imported into the United States;

•	utilization rates of U.S. refineries;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries;

•	federal and state government regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
     When the margin between refined product prices and crude oil and other feedstock prices contracts our earnings, profitability and cash flows are negatively affected.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology. As a result, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. Our investment in inventory is affected by the general level of crude oil prices, and significant increases in crude oil prices could result in substantial working capital requirements to maintain inventory volumes.
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
     Because our Big Spring and California refineries are configured to process substantial volumes of sour crude oils, our profitability depends, in part, on the price spread between sweet crude oil and sour crude oil, which we refer to as the sweet/sour spread. In recent years, the sweet/sour spread has significantly narrowed and any further tightening of the sweet/sour spreads could negatively affect our profitability.
The profitability of our California refineries depends, in part, on the light/heavy crude oil price spread. A decrease in this spread could negatively affect our profitability.
     Our California refineries process significant volumes of heavy crude oils and, as a result, our profitability depends in part on the price spread between light crude oil and heavy crude oil, which we refer to as the light/heavy spread. Because processing light crude oils produces higher percentages of light products, light crude oils typically are priced higher than heavy crude oils. In 2009, the light/heavy spread was less than in 2008 and any further tightening of the light/heavy spread would negatively affect profitability.
The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
     Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. We experienced such an event on February 18, 2008 when a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. As a result the Big Spring refinery’s crude unit did not operate until April 5, 2008 and the FCCU did not resume operations until September 26, 2008.
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
     We enter into fixed-price asphalt supply contracts pursuant to which we agree to deliver asphalt to customers at future dates. We set the pricing terms in these agreements based, in part, upon the price of crude oil at the time we enter into each contract. If the price of crude oil increases from the time we enter into the contract to the time we produce the asphalt, our profits from these sales could be adversely affected. For example, in the first half of 2008, WTI crude prices increased from $87.15 per barrel to $140.22 per barrel over a period of six months. Primarily as a result of these increases in the cost of crude, we experienced reduced margins from our asphalt sales in the first half of 2008.
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
     Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refineries at full capacity. A failure to operate our refineries at full capacity could adversely affect our profitability and cash flows.
Competition in the refining and marketing industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
     We compete with a broad range of companies in our refining and marketing operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than we are. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand disruptions in operations, volatile market conditions, to offer more competitive pricing and to obtain crude oil in times of shortage.
     We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own crude production are at times able to offset losses from refining operations with profits from producing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries, such as wind, solar and hydropower, that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

Our indebtedness could adversely affect our financial condition or make us more vulnerable to adverse economic conditions.
     As of December 31, 2009, our consolidated outstanding indebtedness was $937.0 million. Our level of indebtedness could have important consequences to you, such as:
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
     Our retail operations compete with numerous convenience stores, gasoline service stations, supermarket chains, drug stores, fast food operations and other retail outlets. Increasingly, national high-volume grocery and dry-goods retailers, such as Albertson’s and Wal-Mart are entering the gasoline retailing business. Many of these competitors are substantially larger than we are. Because of their diversity, integration of operations and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could adversely affect our profit margins. Additionally, our convenience stores could lose market share, relating to both gasoline and merchandise, to these and other retailers, which could adversely affect our business, results of operations and cash flows.

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
     On February 2, 2007, we committed in writing to enter into discussions with the EPA under the National Petroleum Refinery Initiative. To date, the EPA has not made any specific findings against us or any of our refineries and we have not determined whether we will ultimately enter into a settlement agreement with the EPA. Based on prior settlements that the EPA has reached with other petroleum refiners under the Petroleum Refinery Initiative, we anticipate that the EPA will seek relief in the form of the payment of civil penalties, the installation of air pollution controls and the implementation of environmentally beneficial projects. At this time, we cannot estimate the amount of any such civil penalties or the costs of any required controls or environmentally beneficial projects.
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
The adoption of climate change legislation by Congress or the regulation of greenhouse gas emissions by the United States Environmental Protection Agency (EPA) could result in increased operating costs, lower profitability and reduced demand for our refined products.
     On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil and refined petroleum products.
     The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. On September 30, 2009, Senators Barbara Boxer and John Kerry introduced climate change legislation, S. 1733, entitled the “Clean Energy Jobs & American Power Act.” The Senate committee from which the legislation was introduced, the Environment and Public Works Committee, approved the bill on November 5, 2009. Various Senate committees are expected to review the bill, and the text of the bill may change as a result. The Clean Energy Jobs & American Power Act is not identical to ACESA. For example, the 2020 GHG reduction target in the Senate proposed legislation is 20% below 2005 levels, versus 17% below 2005 levels in the House-passed bill. The Senate may consider other legislative options, as well; currently, Sens. John Kerry, Lindsey Graham and Joseph Lieberman are drafting a bi-partisan climate bill.

     Any Senate-passed legislation would need to be reconciled with ACESA, and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs. If we are unable to sell our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
     In addition to the climate change legislation under consideration by Congress, on December 7, 2009, the EPA issued an endangerment finding that GHGs endanger both public health and welfare, and that GHG emissions from motor vehicles contribute to the threat of climate change. Although the finding itself does not impose requirements on regulated entities, it allows the EPA and the Department of Transportation to finalize a jointly proposed rule regulating greenhouse gas emissions from vehicles and establishing Corporate Average Fuel Economy standards for light-duty vehicles. When GHGs become regulated by the EPA for vehicles, they will also become regulated pollutants under the Clean Air Act triggering other Clean Air Act requirements. The EPA’s endangerment finding is being challenged, however. Industry organizations have filed petitions in the United States Court of Appeals for the D.C. Circuit, and Senator Lisa Murkowski has introduced a resolution (S.J. Res. 26) that would overturn the endangerment finding.
     On September 30, 2009, the EPA proposed the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule to raise the threshold amount of GHG emissions that a source would have to emit to trigger certain Clean Air Act permitting requirements and the need to install controls to reduce emissions of greenhouse gases. The EPA is moving forward with the regulations despite the Obama administration’s stated preference for legislation. Under the current thresholds in the PSD and Title V rules, the rule would capture even small emitters of greenhouse gases. Although it is not clear whether a final version of this rule would differ significantly from the proposed rule, or if finalized, would withstand legal challenges, the new obligations proposed in the regulation could require us to incur increased operating costs. If we are unable to sell our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
We may incur significant costs and liabilities with respect to environmental lawsuits and proceedings and any investigation and remediation of existing and future environmental conditions.
     We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our Big Spring refinery, terminals and convenience stores. Since August 2000, we have spent approximately $19.8 million with respect to the investigation and remediation of our Big Spring refinery and related terminals. We anticipate spending approximately $8.0 million in investigation and remediation expenses in connection with our Big Spring refinery and terminals over the next 15 years. Since their acquisition, we have spent approximately $8.6 million with respect to the investigation and remediation of our California refineries and related terminals. We anticipate spending an additional $16.0 million in investigation and remediation expenses in connection with our California refineries and terminals over the next 15 years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Although we have sold three of our pipelines and three of our terminals pursuant to the HEP transaction and two of our pipelines pursuant to the Sunoco transaction, we have agreed, subject to certain limitations, to indemnify HEP and Sunoco for costs and liabilities that may be incurred by them as a result of environmental conditions existing at the time of the sale. See Items 1 and 2 “Business and Properties — Government Regulation and Legislation — Environmental Indemnity to HEP” and “— Environmental Indemnity to Sunoco.” If we are forced to incur costs or pay liabilities in connection with such proceedings and investigations, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.

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
We could encounter significant opposition to operations at our California refineries.
     Our Paramount refinery is located in a residential area. The refinery is located near schools, apartment complexes, private homes and shopping establishments. In addition, our Long Beach refinery is also located in close proximity to other commercial facilities. Any loss of community support for our California refining operations could result in higher than expected expenses in connection with opposing any community action to restrict or terminate the operation of the refinery. Any community action in opposition to our current and planned use of the California refineries could have a material adverse effect on our business, results of operations and cash flows.
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
     Our refineries located in California and the related pipeline and asphalt terminals, and to a lesser extent our refinery and operations in Oregon, are located in areas with a history of earthquakes, some of which have been quite severe. Our Krotz Springs refinery is located less than 100 miles from the Gulf Coast. In August 2008, the Krotz Springs refinery sustained minor physical damage from Hurricane Gustav; however, the regional utilities were affected and, as a result, the Krotz Springs refinery was without electric power for one week. Offshore crude oil production and gathering facilities were impacted by Gustav and a subsequent storm, which temporarily limited the availability of crude oil to the Krotz Springs refinery. In the event of an earthquake or hurricane that causes damage to our refining, pipeline or asphalt terminal assets, or the infrastructure necessary for the operation of these assets, such as the availability of usable roads, electricity, water, or natural gas, we may experience a significant interruption in our refining and/or marketing operations. Such an interruption could have a material adverse effect on our business, results of operations and cash flows.
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

Covenants in our credit agreements could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
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
     The insurer under three of our environmental policies is The Kemper Insurance Companies, which has experienced significant downgrades of its credit ratings in recent years and is currently in run-off. Of these three policies, two are 20-year policies that were purchased to protect us against expenditures not covered by our indemnification agreement with FINA, and the third policy is a ten-year policy covering our operations subsequent to our acquisition from FINA. Our insurance brokers have advised us that environmental insurance policies with terms in excess of ten years are not currently generally available and that policies with shorter terms are available only at premiums equal to or in excess of the premiums paid for our policies with Kemper. Accordingly, we are currently subject to the risk that Kemper will be unable to comply with its obligations under these policies and that comparable insurance may not be available or, if available, at premiums equal to or in excess of our current premiums with Kemper, although we have no reason at this time to believe that Kemper will not be able to comply with its obligations under these policies.
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
A substantial portion of our Big Spring refinery’s workforce is unionized, and we may face labor disruptions that would interfere with our operations.
     As of December 31, 2009, we employed approximately 170 people at our Big Spring refinery, approximately 120 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires April 1, 2012. Our current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operation and financial condition.

We conduct our convenience store business under a license agreement with 7-Eleven, and the loss of this license could adversely affect the results of operations of our retail and branded marketing segment.
     Our convenience store operations are primarily conducted under the 7-Eleven name pursuant to a license agreement between 7-Eleven, Inc. and Alon. 7-Eleven may terminate the agreement if we default on our obligations under the agreement. This termination would result in our convenience stores losing the use of the 7-Eleven brand name, the accompanying 7-Eleven advertising and certain other brand names and products used exclusively by 7-Eleven. Termination of the license agreement could have a material adverse effect on our retail operations.
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
     Three of our executive officers, Messrs. Morris, Hart and Concienne, own shares of non-voting stock of two of our subsidiaries, Alon Assets, Inc., or Alon Assets, and Alon USA Operating, Inc., or Alon Operating. As of March 1, 2010, the shares owned by these executive officers represent 6.17% of the aggregate equity interest in these subsidiaries. In addition, these executive officers hold options vesting through 2010 which, if exercised, could increase their aggregate ownership to 7.25% of Alon Assets and Alon Operating. To the extent these two subsidiaries pay dividends to us, Messrs. Morris, Hart and Concienne will be entitled to receive pro rata dividends based on their equity ownership. For additional information, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
ITEM 4. RESERVED.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our common stock is traded on the New York Stock Exchange under the symbol “ALJ.”
     The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period within the two most recently completed fiscal years:

Quarterly Period	High	Low
2009
Fourth Quarter	$10.18	$6.60
Third Quarter	11.20	8.20
Second Quarter	15.90	9.92
First Quarter	15.46	8.76
2008
Fourth Quarter	$14.91	$6.19
Third Quarter	17.00	7.31
Second Quarter	17.85	11.31
First Quarter	27.88	11.62

Holders
     As of March 1, 2010, there were approximately 29 common stockholders of record.
Dividends
     On March 14, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.121 million.
     On June 13, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.121 million.
     On September 12, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.
     On December 12, 2008, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
     On April 2, 2009, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
     On June 15, 2009, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
     On September 15, 2009, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
     On December 15, 2009, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
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
Recent Sales of Unregistered Securities
     None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.

Stockholder Return Performance Graph
     The following performance graph compares the cumulative total stockholder return on Alon common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group for the 53-month period from July 28, 2005 (the date on which trading in Alon’s common stock on the NYSE commenced) to December 31, 2009, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The “Peer Group” includes Frontier Oil Corporation, Tesoro Petroleum Corp. and Valero Energy Corporation.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected historical consolidated financial and operating data for our company. The selected historical consolidated statement of operations and cash flows data for the years ended December 31, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected historical consolidated statement of operations and cash flows data for the three years ended December 31, 2009, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009, and 2008, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     Our financial statements include the results of the Krotz Springs refining business from July 1, 2008. Additionally, our financial statements include the results of Paramount Petroleum Corporation and its subsidiaries from August 1, 2006 and of the Long Beach refinery from September 28, 2006. As a result of these transactions, the financial and operating data for periods prior to the effective date of these transactions may not be comparable to the data for the years ended December 31, 2009, 2008, 2007, and 2006.
     The following selected historical consolidated financial and operating data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$3,915,732	$5,156,706	$4,542,151	$3,093,890	$2,330,334
Operating costs and expenses (1)	3,994,977	5,258,153	4,363,238	2,877,811	2,180,162

Gain on involuntary conversion of assets (2)	—	279,680	—	—	—
Gain (loss) on disposition of assets (3)	(1,591)	45,244	7,206	63,255	38,591

Operating income (loss)	(80,836)	223,477	186,119	279,334	188,763
Net income (loss) available to common stockholders	(115,156)	82,883	103,936	157,368	103,988

Earnings (loss) per share, basic (4)	$(2.46)	$1.77	$2.22	$3.37	$2.61
Weighted average shares outstanding, basic (4)	46,829	46,788	46,763	46,738	39,889
Earnings (loss) per share, diluted	$(2.46)	$1.72	$2.16	$3.36	$2.61
Weighted average shares outstanding, diluted	46,829	49,583	46,804	46,779	39,908
Cash dividends per common share	0.16	0.16	0.16	3.03	1.96

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$283,145	$(812)	$123,950	$142,977	$137,895
Investing activities	(138,691)	(610,322)	(147,254)	(421,070)	(106,962)
Financing activities	(122,471)	560,973	27,753	205,439	42,530

BALANCE SHEET DATA (end of period):
Cash and cash equivalents and short-term investments	$40,437	$18,454	$95,911	$64,166	$322,140
Working capital	84,257	250,384	279,580	228,779	275,996
Total assets	2,132,789	2,413,433	1,581,386	1,408,785	758,780
Total debt	937,024	1,103,569	536,615	498,669	132,390
Total equity	431,918	536,867	403,922	299,862	286,559

(1)	Our buy/sell arrangements involve linked purchases and sales related to refined product contracts entered into to address location, quality or grade requirements. As of January 1, 2006, these buy/sell transactions are included on a net basis in sales in the consolidated statements of operations and profits are recognized when the exchanged product is sold. Prior to January 1, 2006, the results of these buy/sell transactions were recorded separately in sales and cost of sales in the consolidated statements of operations. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Gain on involuntary conversion of assets reported in 2008 of $279.7 million represents the insurance proceeds received as a result of the Big Spring refinery fire in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008.

(3)	Gain on disposition of assets reported in 2008 primarily reflects the recognition of all the remaining deferred gain associated with the HEP transaction due to the termination of an indemnification agreement with HEP. Gain on disposition of assets reported in 2007 reflects the recognition of $7.2 million deferred gain recorded primarily in connection with the HEP transaction. Gain on disposition of assets reported in 2006 reflects the $52.5 million gain recognized in connection with the Amdel and White Oil transaction and the recognition of $10.8 million deferred gain recorded in connection with the HEP transaction. Gain on disposition of assets reported in 2005 reflect the initial gain recognized in connection with the assets contributed in the HEP transaction.

(4)	Basic weighted average shares outstanding and basic earnings per share amounts for the periods presented reflect the effect of a 33,600-for-one split of our common stock which was effected on July 6, 2005. On August 2, 2005, we completed an initial public offering of 11,730,000 shares of our common stock. The shares issued in our initial public offering are included in the number of weighted average shares outstanding at December 31, 2009, 2008, 2007 and 2006, respectively.

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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	our planned project of the design and construction of a hydrocracker unit at our California refineries may not be completed within the expected time frame or within the budgeted costs for such project due to factors outside of our control;

•	the global financial crisis’ impact on our business and financial condition in ways that we currently cannot predict. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen, such as adversely impacting our ability to refinance existing credit facilities or extend their terms; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”
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
     In the first quarter of 2008, we modified our presentation of segment data to reflect the following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. The branded marketing segment information historically included as part of the refining and marketing segment was combined with the retail segment in 2008 and prior segment results have been changed to conform with the current year presentation. Additional information regarding our operating segments and properties is presented in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
     Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils. We market refined products from Krotz Springs to wholesale distributors, other refiners, and third parties. The refinery’s location provides access to upriver markets on the Mississippi and Ohio Rivers and its docking facilities along the Atchafalaya River allow barge access. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the Southern and Eastern United States.
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
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 308 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Historically, substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. In 2009, approximately 93% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008.
     We market gasoline and diesel under the FINA brand name through a network of approximately 650 locations, including our convenience stores. Other than in 2008 due to the February 18, 2008 fire, approximately 53% of the gasoline and 14% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 300 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
Summary of 2009 Developments
     In April 2009, Alon Refining Krotz Springs entered into amendments to its term loan and revolving credit facilities. In connection with the amendments, it was agreed to unwind and terminate our heating oil hedge, entered into in July 2008 at the time of the Krotz Springs refinery acquisition. The proceeds from the unwind of the heating oil hedge of $133.6 million were used to reduce the principal balance of the Alon Refining Krotz Springs term loan. In addition, the amendments called for the release of $50 million of cash collateral previously deposited by Alon Refining Krotz Springs in support of its obligations under the hedging agreement, to the prepayment of principal under the term loan facility and $50 million to reduce borrowings under the revolving credit facility. Further, in connection with the loan amendments, our majority shareholder provided $25 million of equity and $25 million of letter of credit support to Alon Refining Krotz Springs to further enhance its liquidity.
     In July 2009, we entered into an amendment to our unsecured credit facility with Israel Discount Bank of New York. The amendment extended the maturity date from January 1, 2010 to January 1, 2013 and increased the borrowing rate of the facility.
     In October 2009, we issued, through one of our subsidiaries, $216.5 million in aggregate principal amount of 13.50% senior secured notes in a private offering. The senior secured notes will mature on October 15, 2014 and all principal will be paid at maturity. Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010. We received gross proceeds of $205.4 million from the sale of the senior secured notes (before fees and expenses related to the offering). In connection with the closing, we prepaid in full all outstanding obligations under the Alon Refining Krotz Springs term loan. The remaining proceeds from the offering were used for general corporate purposes.

     We completed our ultra low-sulfur gasoline project in 2009. As a result, all of our gasoline produced at the Big Spring refinery now complies with the EPA’s ultra low-sulfur gasoline standard of 30 parts per million (“ppm”).
     The repairs to the alkylation unit damaged in the Big Spring refinery fire in 2008 were completed in November 2009. This unit was restarted in January 2010.
     On December 31, 2009, we exchanged 7,351,051 shares of our common stock for all of the outstanding shares of preferred stock of our subsidiary issued in connection with the acquisition of the Krotz Springs refinery in 2008. Under the terms of a stockholders agreement between Alon Israel, the holders of the preferred stock, and Alon, the preferred stock was required to be exchanged for shares of Alon common stock on July 3, 2011 if not previously exchanged as provided in the stockholders agreement. Pursuant to an amendment to the stockholders agreement entered into in December 2009, the mandatory exchange was accelerated to December 31, 2009. The 7,351,051 shares of common stock issued represented the then-outstanding $80 million par value of the preferred stock plus preferred dividends accrued through July 3, 2011, divided by $14.3925, the exchange value set forth in the stockholders agreement. As a result of the exchange, the number of outstanding shares of Alon’s common stock increased from 46,819,862 to 54,170,913 and Alon Israel’s percentage ownership of our outstanding common stock increased from 72.26% to 76.02%.
2009 Operations Highlights
     Highlights for 2009 include:
•	Operating loss was ($80.8) million, compared to operating income of $223.5 million in 2008. Operating income decreased by $304.3 million for 2009 compared to 2008. The year 2008 included gains of $279.7 million on the involuntary conversion of assets due to the Big Spring refinery fire, and $45.2 million for the gain on disposition of assets.

•	The Big Spring refinery and California refineries combined throughput for the year ended December 31, 2009 averaged 91,028 bpd, consisting of 59,870 bpd at the Big Spring refinery and 31,158 bpd at the California refineries compared to a combined average of 68,892 bpd for the same period last year, consisting of 37,793 bpd at the Big Spring refinery and 31,099 bpd at the California refineries. The Big Spring refinery had higher throughput for the year ended December 31, 2009, compared to the same period last year primarily due to the 2008 fire at the Big Spring refinery. The Krotz Springs refinery throughput for the year ended December 31, 2009, averaged 48,337 bpd and for the period from its acquisition effective July 1, 2008 through December 31, 2008, averaged 58,184 bpd. The lower throughput in 2009 is due to a turnaround that began in November 2009.

•	Refinery operating margin at the Big Spring refinery was $4.35 per barrel for the year ended December 31, 2009, compared to ($3.18) per barrel for the same period in 2008. This increase was primarily due to the depressed margins experienced in conjunction with the fire at the Big Spring refinery in 2008. The Big Spring refinery light product yields were approximately 82% for the year ended December 31, 2009, compared to 70% for the same period in 2008. Refinery operating margin at the California refineries was $1.80 per barrel for the year ended December 31, 2009, compared to $1.65 per barrel for the same period in 2008. The Krotz Springs refinery operating margin for the year ended December 31, 2009, was $5.66 per barrel compared to $7.25 per barrel for the period from its acquisition effective July 1, 2008 through December 31, 2008. The lower Krotz Springs refinery operating margin is due primarily to lower Gulf Coast 2/1/1 high sulfur diesel margins in 2009.

•	Gulf coast 3/2/1 average crack spreads were $7.24 per barrel for the year ended December 31, 2009, compared to $10.47 per barrel for the same period in 2008. Gulf Coast 2/1/1 high sulfur diesel average crack spreads for the year ended December 31, 2009, was $6.50 per barrel compared to $11.28 per barrel for the same period in 2008. West Coast 3/2/1 average crack spreads for the year ended December 31, 2009, was $13.92 per barrel compared to $15.80 per barrel for the same period in 2008.

•	The average sweet/sour spread for the year ended December 31, 2009 was $1.52 per barrel compared to $3.78 per barrel for 2008. The average light/heavy spread for the year ended December 31, 2009, was $5.46 per barrel compared to $15.63 per barrel for 2008.

•	Asphalt margins in 2009 averaged $46.07 per ton compared to an average of $113.43 per ton in 2008. The average blended asphalt sales price decreased 19.9% from $511.95 per ton for the year ended December 31, 2008, to $409.88 per ton for the year ended December 31, 2009, and the average non-blended asphalt sales price decreased 46.1% from $315.48 per ton for the year ended December 31, 2008 to $170.05 per ton for the year ended December 31, 2009. The blended asphalt sales accounted for 92% of total asphalt sales for the year ended December 31, 2009. The decrease in the blended asphalt sales price of 19.9% was less than the 37.9% decrease in WTI prices for the year ended December 31, 2009.

•	In our retail and branded marketing segment, retail fuel sales gallons increased by 24.4% from 97.0 million gallons for the year ended December 31, 2008, to 120.7 million gallons for the year ended December 31, 2009. Our integrated branded fuel sales increased by 15.6% from 225.5 million gallons for the year ended December 31, 2008, to 260.6 million gallons for the year ended December 31, 2009.
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
     We compare our California refineries’ per barrel operating margin to the West Coast 6/1/2/3 crack spread. A 6/1/2/3 crack spread is calculated assuming that six barrels of a benchmark crude oil are converted into one barrel of gasoline, two barrels of diesel and three barrels of fuel oil. We calculate the West Coast 6/1/2/3 crack spread using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel, LA 380 pipeline CST (fuel oil) and the market value of WTI crude oil. The per barrel operating margin of the California refineries is calculated by dividing the California refinery’s gross margin by their throughput volumes. Another comparison to other West Coast refineries that we use is the West Coast 3/2/1 crack spread. This is calculated using the market values of West Coast LA CARB pipeline gasoline, LA ultra low-sulfur pipeline diesel and the market value of WTI crude oil.
     Our Krotz Springs refinery’s per barrel margin is compared to the Gulf Coast 2/1/1 crack spread. The 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and Gulf Coast high sulfur diesel and the market value of WTI crude oil.

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
     The results of operations from our refining and unbranded marketing segment are also significantly affected by our refineries’ operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, natural gas prices ranged from $13.58 per million British thermal units, or MMBTU, in July of 2008 to $2.51 MMBTU in September of 2009. Typically, electricity prices fluctuate with natural gas prices.
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

Factors Affecting Comparability
     Our financial condition and operating results over the three year period ended December 31, 2009 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
Big Spring Refinery Fire
     On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. On April 5, 2008, the refinery was able to begin partial operation in a 35,000 bpd hydroskimming mode. The major units brought back on line in April included the crude unit, reformer unit, distillate hydrotreater and jet fuel hydrotreater. The Fluid Catalytic Cracking Unit (“FCCU”) returned to normal operating capabilities with the restart on September 26, 2008. Substantially all of the repairs to the units damaged in the fire were completed in 2009 other than the alkylation unit which returned to operations in January 2010.
     For the year ended December 31, 2008, we recorded $56.9 million of non-reimbursable costs associated with the fire. The components of net costs associated with fire as of December 31, 2008 included: $51.1 million for expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5.0 million for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $0.8 million.
     An involuntary pre-tax gain on conversion of assets of $279.7 million was recorded for the insurance proceeds of $330.0 million received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008. An additional $55.0 million of insurance proceeds were received in 2008 and January 2009 and this was recorded as business interruption recovery for the year ended December 31, 2008.
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
Refinery Acquisitions
     On July 3, 2008, we completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories. The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southern and Eastern United States markets through a pipeline operated by the Colonial Pipeline. Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils. The purchase of Krotz Springs increased property, plant and equipment by $376.7 million, inventories by $145.0 million and debt by $141.5 million. The results of operations for the Krotz Springs refinery have been included in our consolidated statements of operations for the second half of the year ended December 31, 2008.

Unscheduled Turnaround and Reduced Crude Oil Throughput
     In an effort to match our safety, reliability and the environmental performance initiatives with the current operating margin environment, we accelerated a planned turnaround at our Krotz Springs refinery from the first quarter of 2010 to the fourth quarter of 2009. The refinery is expected to resume operations in April 2010.
     During the downtime in 2008 at the Big Spring refinery due to the February 18, 2008 fire, we performed all scheduled maintenance originally planned for 2009, including major maintenance at the crude and FCCU units.
     The California refineries operated at reduced throughput rates during 2009 and 2008 to optimize our refining and asphalt economics.
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

     Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for the years ended December 31, 2009, 2008 and 2007. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

ALON USA ENERGY, INC. CONSOLIDATED

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$3,915,732	$5,156,706	$4,542,151
Operating costs and expenses:
Cost of sales	3,502,782	4,853,195	3,999,287
Direct operating expenses	265,502	216,498	201,196
Selling, general and administrative expenses (2)	129,446	119,852	105,352
Net costs associated with fire (3)	—	56,854	—
Business interruption recovery (4)	—	(55,000)	—
Depreciation and amortization (5)	97,247	66,754	57,403

Total operating costs and expenses	3,994,977	5,258,153	4,363,238

Gain on involuntary conversion of assets (6)	—	279,680	—
Gain (loss) on disposition of assets (7)	(1,591)	45,244	7,206

Operating income (loss)	(80,836)	223,477	186,119
Interest expense (8)	(111,137)	(67,550)	(47,747)
Equity earnings (losses) of investees	24,558	(1,522)	11,177
Other income, net	331	1,500	6,565

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(167,084)	155,905	156,114
Income tax expense (benefit)	(64,877)	62,781	46,199

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(102,207)	93,124	109,915
Non-controlling interest in income (loss) of subsidiaries	(8,551)	5,941	5,979
Accumulated dividends on preferred stock of subsidiary (9)	21,500	4,300	—

Net income (loss) available to common stockholders	$(115,156)	$82,883	$103,936

Earnings (loss) per share, basic	$(2.46)	$1.77	$2.22
Weighted average shares outstanding, basic (in thousands)	46,829	46,788	46,763
Earnings (loss) per share, diluted	$(2.46)	$1.72	$2.16
Weighted average shares outstanding, diluted (in thousands)	46,829	49,583	46,804
Cash dividends per share	$0.16	$0.16	$0.16

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$283,145	$(812)	$123,950
Investing activities	(138,691)	(610,322)	(147,254)
Financing activities	(122,471)	560,973	27,753

BALANCE SHEET DATA (end of period):
Cash and cash equivalents and short-term investments	$40,437	$18,454	$95,911
Working capital	84,257	250,384	279,580
Total assets	2,132,789	2,413,433	1,581,386
Total debt	937,024	1,103,569	536,615
Total stockholders’ equity	422,772	434,651	388,202
Non-controlling interest in subsidiaries and preferred stock of subsidiary including accumulated dividends	9,146	102,216	15,720
Total equity	431,918	536,867	403,922

OTHER DATA:
Adjusted EBITDA (10)	$42,891	$244,965	$254,058
Capital expenditures (11)	81,660	62,356	42,204
Capital expenditures to rebuild the Big Spring refinery	46,769	362,178	—
Capital expenditures for turnaround and chemical catalyst	24,699	9,958	9,842

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $47.1 million, $37.5 million, and $35.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(3)	Includes $51.1 million of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5.0 million for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $0.8 million for the year ended December 31, 2008.

(4)	Business interruption recovery of $55.0 million was recorded for the year ended December 31, 2008 as a result of the Big Spring refinery fire with all insurance proceeds received in 2008 and January 2009.

(5)	Includes corporate depreciation and amortization of $0.7 million, $0.9 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are not allocated to our three operating segments.

(6)	A gain on involuntary conversion of assets of $279.7 million has been recorded for the insurance proceeds received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008 as a result of the Big Spring refinery fire.

(7)	Gain on disposition of assets reported in 2008 primarily includes the recognition of deferred gain recorded in connection with the contribution of certain product pipelines and terminals to Holly Energy Partners, LP, (“HEP”), in March 2005 (“HEP transaction”). A recognized gain of $42.9 million in 2008 represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP. Gain on disposition of assets reported in 2007 reflects the recognition of $7.2 million deferred gain recorded primarily in connection with the HEP transaction.

(8)	Interest expense for the year ended December 31, 2009 includes $20.5 million of unamortized debt issuance costs written off as a result of prepayments of $163.8 million of term debt in October 2009. Interest expense for 2009 also includes $5.7 million related to the liquidation of the heating oil hedge in the second quarter of 2009.

(9)	Accumulated dividends on preferred stock of subsidiary for year ended December 31, 2009, represent dividends of $12.9 million for the conversion of the preferred stock into Alon common stock. Also included for the year ended December 31, 2009 is $8.6 million of accumulated dividends through December 31, 2009.

(10)	See “— Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income to Adjusted EBITDA for the periods presented.

(11)	Includes corporate capital expenditures of $3.7 million, $1.2 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT (A)

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per barrel data and
	pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$3,359,043	$4,551,769	$4,090,607
Operating costs and expenses:
Cost of sales	3,117,528	4,505,094	3,714,227
Direct operating expenses	221,378	173,142	154,267
Selling, general and administrative expenses	29,376	17,784	20,071
Net costs associated with fire (2)	—	56,854	—
Business interruption recovery (3)	—	(55,000)	—
Depreciation and amortization	76,252	50,047	44,107

Total operating costs and expenses	3,444,534	4,747,921	3,932,672

Gain (loss) on involuntary conversion of assets (4)	—	279,680	—
Gain (loss) on disposition of assets (5)	(1,042)	45,244	7,138

Operating income (loss)	$(86,533)	$128,772	$165,073

KEY OPERATING STATISTICS AND OTHER DATA:
Total sales volume (bpd)	127,400	119,195	91,027
Per barrel of throughput:
Refinery operating margin — Big Spring (6)	$4.35	$(3.18)	$12.83
Refinery operating margin — CA Refineries (6)	1.80	1.65	2.73
Refinery operating margin — Krotz Springs (6)	5.66	7.25	N/A
Refinery direct operating expense — Big Spring (7)	4.21	4.40	3.67
Refinery direct operating expense — CA Refineries (7)	4.82	5.81	2.79
Refinery direct operating expense — Krotz Springs (7)	4.22	4.30	N/A
Capital expenditures	71,555	57,576	28,669
Capital expenditures to rebuild the Big Spring refinery	46,769	362,178	—
Capital expenditures for turnaround and chemical catalyst	24,699	9,958	9,842

PRICING STATISTICS:
WTI crude oil (per barrel)	$61.82	$99.56	$72.32
WTS crude oil (per barrel)	60.30	95.78	67.32
MAYA crude oil (per barrel)	56.36	83.93	59.86
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$7.24	$10.47	$15.00
Group III	8.10	11.15	19.41
West Coast	13.92	15.80	27.37
Crack spreads (6/1/2/3) (per barrel):
West Coast	$4.15	$0.48	$6.33
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$6.50	$11.28	$12.80
Crude oil differentials (per barrel):
WTI less WTS	$1.52	$3.78	$5.00
WTI less MAYA	5.46	15.63	12.46
Product price (per gallon):
Gulf Coast unleaded gasoline	163.5 ¢	247.1 ¢	204.5	¢
Gulf Coast ultra low-sulfur diesel	166.4	291.8	214.7
Gulf Coast high sulfur diesel	161.9	280.8	200.8
Group III unleaded gasoline	166.2	248.1	216.0
Group III ultra low-sulfur diesel	167.0	294.5	223.3
West Coast LA CARBOB (unleaded gasoline)	185.2	267.9	244.2
West Coast LA ultra low-sulfur diesel	170.6	288.3	223.7
Natural gas (per MMBTU)	$4.16	$8.90	$7.12

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for 2007 has been recast to provide a comparison to 2009 and 2008 results.

	Year Ended December 31,
THROUGHPUT AND PRODUCTION DATA:	2009		2008		2007
Big Spring refinery	bpd	%	bpd	%	bpd	%

Refinery throughput:
Sour crude	48,340	80.8	31,654	83.8	58,607	86.0
Sweet crude	9,238	15.4	4,270	11.3	5,017	7.4
Blendstocks	2,292	3.8	1,869	4.9	4,521	6.6

Total refinery throughput (8)	59,870	100.0	37,793	100.0	68,145	100.0

Refinery production:
Gasoline	26,826	45.0	14,266	38.4	32,135	47.5
Diesel/jet	19,136	32.2	10,439	28.2	19,676	29.1
Asphalt	5,289	8.9	4,850	13.1	7,620	11.3
Petrochemicals	2,928	4.9	1,221	3.3	3,980	5.9
Other	5,327	9.0	6,298	17.0	4,190	6.2

Total refinery production (9)	59,506	100.0	37,074	100.0	67,601	100.0

Refinery utilization (10)		82.3%		52.3%		92.5%

	Year Ended December 31,
THROUGHPUT AND PRODUCTION DATA:	2009		2008		2007
California refineries	bpd	%	bpd	%	bpd	%

Refinery throughput:
Medium sour crude	13,408	43.0	8,014	25.8	20,839	33.7
Heavy crude	17,420	55.9	22,590	72.6	40,700	65.9
Blendstocks	330	1.1	495	1.6	223	0.4

Total refinery throughput (8)	31,158	100.0	31,099	100.0	61,762	100.0

Refinery production:
Gasoline	4,920	16.2	4,141	13.7	7,318	12.1
Diesel/jet	7,123	23.5	7,481	24.8	13,360	22.1
Asphalt	8,976	29.5	9,214	30.5	19,006	31.5
Light unfinished	117	0.4	—	—	3,071	5.1
Heavy unfinished	8,813	29.0	9,182	30.4	16,793	27.9
Other	418	1.4	192	0.6	793	1.3

Total refinery production (9)	30,367	100.0	30,210	100.0	60,341	100.0

Refinery utilization (10)		46.2%		46.3%		85.9%

	Year Ended December 31,
THROUGHPUT AND PRODUCTION DATA:	2009		2008
Krotz Springs refinery (B)	bpd	%	bpd	%

Refinery throughput:
Light sweet crude	22,942	47.5	43,361	74.5
Heavy sweet crude	22,258	46.0	11,979	20.6
Blendstocks	3,137	6.5	2,844	4.9

Total refinery throughput (8)	48,337	100.0	58,184	100.0

Refinery production:
Gasoline	22,264	45.4	25,195	42.8
Diesel/jet	21,318	43.4	26,982	45.9
Heavy oils	1,238	2.5	1,402	2.4
Other	4,258	8.7	5,258	8.9

Total refinery production (9)	49,078	100.0	58,837	100.0

Refinery utilization (10)		65.3%		66.6%

(B)	The year ended December 31, 2008, represents throughput and production data for the period from July 1, 2008 through December 31, 2008.

(1)	Net sales include inter-segment sales to our asphalt and retail and branded marketing segments at prices which are intended to approximate wholesale market prices. These inter-segment sales are eliminated through consolidation of our financial statements.

(2)	Includes $51.1 million of expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5.0 million for our third party liability insurance deductible under the insurance policy; and depreciation for the temporarily idled facilities of $0.8 million for the year ended December 31, 2008.

(3)	Business interruption recovery of $55.0 million was recorded for the year ended December 31, 2008 as a result of the Big Spring refinery fire with all insurance proceeds being received in 2008 and January 2009.

(4)	A gain on involuntary conversion of assets of $279.7 million has been recorded for the insurance proceeds received in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008 as a result of the Big Spring refinery fire.

(5)	Gain on disposition of assets reported in 2008 primarily includes the recognition of deferred gain recorded in connection with the HEP transaction. A recognized gain of $42.9 million represented all the remaining deferred gain associated with the HEP transaction and was due to the termination of an indemnification agreement with HEP. Gain on disposition of assets reported in 2007 reflects the recognition of $7.1 million deferred gain recorded primarily in connection with the HEP transaction.

(6)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventories adjustments related to acquisitions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $0.4 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively, and an unrealized hedging loss of $4.3 million for the California refineries for the year ended December 31, 2007. There were unrealized hedging gains of $25.6 million for the year ended December 31, 2009 and unrealized hedging gains of $117.5 million for the Krotz Springs refinery for the six months ended December 31, 2008. The 2008 refinery operating margin for the Krotz Springs refinery excludes a charge of $127.4 million to cost of sales for inventories adjustments related to the acquisition. Additionally, the Krotz Springs refinery margin for 2009 excludes realized gains related to the unwind of the heating oil crack spread hedge of $139.3 million.

(7)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(8)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(9)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Light product yields decreased at the Big Spring refinery for the year ended December 31, 2008 due to the fire on February 18, 2008 and the re-start of the crude unit in a hydroskimming mode on April 5, 2008.

(10)	Refinery utilization represents average daily crude oil throughput divided by crude oil throughput capacity, excluding planned periods of downtime for maintenance and turnarounds. The decrease in refinery utilization at our Big Spring refinery for 2008 is due to the fire on February 18, 2008. Production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008. The Big Spring refinery returned to a normal operating mode with the re-start of the Fluid Catalytic Cracking Unit (“FCCU”) on September 26, 2008. The decrease in refinery utilization at our California refineries is due to reduced throughput to optimize our refining and asphalt economics. The low refinery utilization at our Krotz Springs refinery is due to shutdowns during hurricanes Gustav and Ike and limited crude supply and electrical outages following the hurricanes.

ASPHALT SEGMENT

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per ton data)

STATEMENT OF OPERATIONS DATA:
Net sales	$440,915	$647,221	$642,937
Operating costs and expenses:
Cost of sales (1)	386,050	499,992	592,709
Direct operating expenses	44,124	43,356	46,929
Selling, general and administrative expenses	4,588	4,292	2,825
Depreciation and amortization	6,807	2,139	2,145

Total operating costs and expenses	441,569	549,779	644,608

Operating income (loss)	$(654)	$97,442	$(1,671)

KEY OPERATING STATISTICS AND OTHER DATA:
Number of terminals (end of period)	12	12	12
Blended asphalt sales volume (tons in thousands) (2)	994	1,210	1,794
Non-blended asphalt sales volume (tons in thousands) (3)	197	88	133
Blended asphalt sales price per ton (2)	$409.88	$511.95	$344.81
Non-blended asphalt sales price per ton (3)	170.05	315.48	183.08
Asphalt margin per ton (4)	46.07	113.43	26.07
Capital expenditures	$2,579	$644	$2,167

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(3)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(4)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT (A)

	Year Ended December 31,
	2009		2008		2007
	(dollars in thousands, except per gallon data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$808,221		$1,227,319		$1,274,516
Operating costs and expenses:
Cost of sales (2)	691,651		1,117,712		1,158,260
Selling, general and administrative expenses	94,725		97,172		81,933
Depreciation and amortization	13,464		13,674		10,245

Total operating costs and expenses	799,840		1,228,558		1,250,438

Gain (loss) on disposition of assets	(549)		—		68

Operating income (loss)	$7,832		$(1,239)		$24,146

KEY OPERATING STATISTICS AND OTHER DATA:
Integrated branded fuel sales (thousands of gallons) (3)	260,629		225,474		254,044
Integrated branded fuel margin (cents per gallon) (3)	5.9	¢	4.4	¢	9.2	¢
Non-Integrated branded fuel sales (thousands of gallons) (3)	13,472		113,626		204,537
Non-Integrated branded fuel margin (cents per gallon) (3)	3.3	¢	(0.3)	¢	1.3	¢

Number of stores (end of period)	308		306		307
Retail fuel sales (thousands of gallons)	120,697		96,974		91,946
Retail fuel sales (thousands of gallons per site per month) (4)	33		27		30
Retail fuel margin (cents per gallon) (5)	13.9	¢	19.7	¢	21.2	¢
Retail fuel sales price (dollar per gallon) (6)	$2.29		$3.26		$2.82
Merchandise sales	$268,785		$261,144		$220,807
Merchandise sales (per site per month) (4)	73		72		72
Merchandise margin (7)	30.7%		30.9%		32.0%
Capital expenditures	$3,822		$2,928		$9,797

(A)	In the first quarter of 2008, our branded marketing business was removed from the refining and marketing segment and combined with the retail segment. Information for 2007 has been recast to provide a comparison to the 2009 and 2008 results.

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $47.1 million, $37.5 million, and $35.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net sales also includes royalty and related net credit card fees of $0.9 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.

(2)	Cost of sales includes inter-segment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate market prices. These inter-segment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers located in both our integrated and non-integrated regions. The branded fuels we sell in our integrated region are primarily supplied by the Big Spring refinery, but due to the fire on February 18, 2008 at the Big Spring refinery, more fuel was purchased from third-party suppliers in 2008. The branded fuels we sell in the non-integrated region are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis and includes net credit card revenue from these sales.

(4)	Retail fuel and merchandise sales per site for 2009 were calculated using 306 stores for eleven months and 308 stores for one month. Retail fuel and merchandise sales per site for 2008 were calculated using 306 stores. Retail fuel and merchandise sales per site for 2007 were calculated using 206 stores for six months and 307 stores for six months due to the acquisition of Skinny’s, Inc. on June 29, 2007.

(5)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(6)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(7)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail industry to measure in-store, or non-fuel, operating results.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net Sales
     Consolidated. Net sales for 2009 were $3,915.7 million compared to $5,156.7 million for 2008, a decrease of $1,241.0 million or 24.1%. This decrease was primarily due to lower refined product prices, and was partially offset by higher sales volume from a full year of operations at our Big Spring and Krotz Springs refineries.
     Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $3,359.0 million for 2009, compared to $4,551.8 million for 2008, a decrease of $1,192.8 million or 26.2%. The decrease in net sales was primarily due to significantly lower refined product prices partially offset by the inclusion of an additional six months of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes as a result of the February 18, 2008 Big Spring refinery fire.
     The Big Spring refinery and California refineries combined throughput for 2009 averaged 91,028 bpd consisting of: 59,870 bpd at the Big Spring refinery and 31,158 bpd at the California refineries compared to average total refinery throughput for 2008 of 68,892 bpd, consisting of: 37,793 bpd at the Big Spring refinery and 31,099 bpd at the California refineries. The Krotz Springs refinery throughput for 2009 averaged 48,337 bpd and for the period from its acquisition effective July 1, 2008 through December 31, 2009 averaged 58,184 bpd.
     The decrease in refined product prices that our refineries experienced was similar to the price decreases experienced in each refinery’s respective markets. The average price of Gulf Coast gasoline for 2009 decreased 83.6 cpg, or 33.8%, to 163.5 cpg, compared to 247.1 cpg for 2008. The average Gulf Coast ultra low-sulfur diesel price for 2009 decreased 125.4 cpg, or 43.0%, to 166.4 cpg, compared to 291.8 cpg for 2008. The average price of West Coast LA CARBOB gasoline for 2009 decreased 82.7 cpg, or 30.9%, to 185.2 cpg, compared to 267.9 cpg for 2008. The average West Coast LA ultra low-sulfur diesel price for 2009 decreased 117.7 cpg, or 40.8%, to 170.6 cpg, compared to 288.3 cpg for 2008.
     Asphalt Segment. Net sales for our asphalt segment were $440.9 million for 2009, compared to $647.2 million for 2008, a decrease of $206.3 million or 31.9%. The decrease was due primarily to a decrease in the average asphalt sales price and lower asphalt sales volumes for the year 2009. For the year 2009, we sold 1.191 million tons of asphalt compared to 1.298 million tons of asphalt sold in 2008, a decrease of 0.107 million tons of asphalt or 8.2%. Also, the average blended asphalt sales price decreased 19.9% from $511.95 per ton for 2008 to $409.88 per ton for 2009 and the average non-blended asphalt sales price decreased 46.1% from $315.48 per ton for 2008 to $170.05 per ton for 2009. The blended asphalt sales accounted for 92% of total asphalt sales for 2009. The percentage decrease in the blended asphalt sales price of 19.9% was less than the 37.9% decrease in WTI prices for 2009.
     Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $808.2 million for 2009, compared to $1,227.3 million for 2008, a decrease of $419.1 million or 34.1%. This decrease was primarily due to a 100.2 million gallon reduction in wholesale non-integrated branded fuel sales related to the net decline of 130 retail outlets that we supplied with motor fuel and lower sales prices. This net decline in retail outlets supplied by us was a result of our efforts to reduce our exposure in markets not integrated with our Big Spring refinery by allowing fuel supply agreements to expire by their terms. This reduction was partially offset by higher integrated branded fuel sales, retail fuel sales and merchandise sales.

Cost of Sales
     Consolidated. Cost of sales was $3,502.8 million for 2009, compared to $4,853.2 million for 2008, a decrease of $1,350.4 million or 27.8%. This decrease was primarily due to decreased costs in all segments due to lower crude oil prices, and was partially offset by higher cost of sales volume from a full year of operations at our Big Spring and Krotz Springs refineries.
     Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $3,117.5 million for 2009, compared to $4,505.1 million for 2008, a decrease of $1,387.6 million or 30.8%. This decrease was primarily due to lower crude oil costs, partially offset by the inclusion of an additional six months of cost of sales from the Krotz Springs refinery acquired in July 2008 and lower 2008 throughput volumes at the Big Spring refinery from the February 2008 fire. The average price per barrel of WTI for 2009 decreased $37.74 per barrel to an average of $61.82 per barrel, compared to an average of $99.56 per barrel for 2008, a decrease of 37.9%.
     Asphalt Segment. Cost of sales for our asphalt segment were $386.0 million for 2009, compared to $500.0 million for 2008, a decrease of $114.0 million or 22.8%. The decrease was due to the decreased cost of crude oil and lower asphalt sales volumes in 2009.
     Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $691.7 million for 2009, compared to $1,117.7 million for 2008, a decrease of $426.0 million or 38.1%. This decrease was primarily due to a 100.2 million gallon reduction in wholesale non-integrated branded fuel sales related to the net decline of 130 retail outlets that we supplied with motor fuel and lower product costs. This reduction was partially offset by higher integrated branded fuel sales, retail fuel sales and merchandise sales.
Direct Operating Expenses
     Consolidated. Direct operating expenses were $265.5 million for 2009, compared to $216.5 million for 2008, an increase of $49.0 million or 22.6%. This increase was primarily due to the direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for 2009 compared to 2008.
     Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for 2009 were $221.4 million, compared to $173.1 million for 2008, an increase of $48.3 million or 27.9%. This increase was primarily due to the inclusion of an additional six months of direct operating expenses associated with the Krotz Springs refinery acquired in July 2008 and higher throughput volumes at the Big Spring refinery for 2009 compared to 2008. This was partially offset by lower natural gas prices in 2009.
     Asphalt Segment. Direct operating expenses for our asphalt segment for 2009 were $44.1 million, compared to $43.4 million for 2008, an increase of $0.7 million or 1.6%.
Selling, General and Administrative Expenses
     Consolidated. SG&A expenses for 2009 were $129.4 million, compared to $119.9 million for 2008, an increase of $9.5 million or 7.9%. This increase was primarily due to the inclusion of an additional six months of SG&A costs associated with the Krotz Springs refinery acquired in July 2008 and an increase of $3.3 million in allowance for doubtful accounts.
     Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for 2009 were $29.4 million, compared to $17.8 million for 2008, an increase of $11.6 million or 65.2%. This increase was primarily due to the inclusion of an additional six months of SG&A costs associated with the Krotz Springs refinery acquired in July 2008 and an increase of $3.3 million in allowance for doubtful accounts.
     Asphalt Segment. SG&A expenses for our asphalt segment for 2009 were $4.6 million, compared to $4.3 million for 2008, an increase of $0.3 million or 7.0%.

     Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for 2009 were $94.7 million, compared to $97.2 million for 2008, a decrease of $2.5 million or 2.6%. This decrease was primarily attributable to implementation of improved inventory control procedures to reduce shrinkage.
Depreciation and Amortization
     Depreciation and amortization for 2009 was $97.2 million, compared to $66.8 million for 2008, an increase of $30.4 million or 45.5%. This increase was primarily attributable to a full year of depreciation of the assets acquired from the acquisition of the Krotz Springs refinery and depreciation on the capital expenditures related to the rebuild of the Big Spring refinery.
Operating Income (Loss)
     Consolidated. Operating income (loss) for 2009 was ($80.8) million, compared to $223.5 million for 2008, a decrease of $304.3 million. This decrease was primarily due to gains recorded in 2008 for the involuntary conversion of assets and business interruption recovery associated with the Big Spring refinery fire, partially offset by fire related costs. Operating income in 2008 also included a gain on disposition of assets related to the HEP transaction. Refining margins at our Big Spring refinery and California refineries were higher for 2009 compared to the same period last year, and the Krotz Springs refinery acquired in July 2008 included six months of operating margin in 2008 and twelve months of operating margin in 2009.
     Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was ($86.5) million for 2009, compared to $128.8 million for 2008, a decrease of $215.3 million. This decrease was primarily due to gains recorded in 2008 for the involuntary conversion of assets of $279.7 million and business interruption recovery of $55.0 million associated with the Big Spring refinery fire, offset by fire related costs of $56.9 million. Additionally, gains on disposition of assets of $45.2 million were recorded in 2008 related to the HEP transaction. Partially offsetting these 2008 gains were higher refining margins at our Big Spring refinery and California refineries for 2009 compared to the same period last year. In addition, the Krotz Springs refinery acquired in July 2008 included six months of operating margin in 2008 and twelve months of operating margin in 2009.
     Refinery operating margin at the Big Spring refinery was $4.35 per barrel for 2009 compared to ($3.18) per barrel for 2008. This increase was primarily due to the depressed margins experienced in conjunction with the fire at the Big Spring refinery in 2008. The Big Spring refinery light product yields were approximately 82% for 2009 and 70% for 2008. Refinery operating margin at the California refineries was $1.80 per barrel for 2009 compared to $1.65 per barrel for 2008. The Krotz Springs refinery operating margin for 2009 was $5.66 per barrel compared to $7.25 per barrel for the period from its acquisition effective July 1, 2008 through December 31, 2008. The lower Krotz Springs refinery operating margin is due primarily to lower Gulf coast 2/1/1 high sulfur diesel margins in 2009.
     Asphalt Segment. Operating income (loss) for our asphalt segment was ($0.6) million for 2009, compared to $97.4 million for 2008, a decrease of $98.0 million. The decrease was primarily due to the lower sales prices and sales volumes in 2009.
     Retail and Branded Marketing Segment. Operating income (loss) for our retail and branded marketing segment was $7.8 million for 2009, compared to ($1.2) million for 2008, an increase of $9.0 million. This increase was primarily attributable to higher branded fuel margins.
Interest Expense
     Interest expense was $111.1 million for 2009, compared to $67.6 million in 2008, an increase of $43.5 million or 64.3%. The increase is primarily due to interest on our borrowings and letter of credit fees related to the Krotz Springs refinery acquisition in July 2008, interest expenses related to the liquidation of our heating oil hedge in 2009 of $5.7 million and the write-off of unamortized debt issuance costs of $20.5 million as a result of the prepayment of the Krotz Term Loan in 2009.

Income Tax Expense (Benefit)
     Income tax expense (benefit) was ($64.9) million in 2009, compared to $62.8 million in 2008, a decrease of $127.7 million. The decrease in income tax expense (benefit) was attributable to our lower 2009 taxable income compared to 2008. Our effective tax rate for 2009 was 38.8% compared to 40.3% for 2008.
Non-controlling Interest in Income (Loss) of Subsidiaries
     Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net income related to non-voting common stock owned by non-controlling interest stockholders in two of our subsidiaries, Alon Assets and Alon Operating. Non-controlling interest in income (loss) of subsidiaries was ($8.6) million for 2009, compared to $5.9 million for 2008, a decrease of $14.5 million.
Accumulated Dividends on Preferred Stock of Subsidiary
     Accumulated dividends on preferred stock of subsidiary for the year ended December 31, 2009, represent dividends of $12.9 million for the conversion of the preferred stock into Alon common stock. Also included for the year ended December 31, 2009 is $8.6 million of accumulated dividends.
Net Income (Loss) Available to Common Stockholders
     Net income (loss) available to common stockholders was ($115.2) million for 2009, compared to $82.9 million for 2008, a decrease of $198.1 million. This decrease was attributable to the factors discussed above.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net Sales
     Consolidated. Net sales for 2008 were $5,156.7 million compared to $4,542.2 million for 2007, an increase of $614.5 million or 13.5%. This increase was primarily due to the acquisition of the Krotz Springs refinery and higher refined product prices, offset by lower sales volume in all of our segments.
     Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $4,551.8 million for 2008, compared to $4,090.6 million for 2007, an increase of $461.2 million or 11.3%. The increase in net sales was primarily due to the inclusion six months of sales from the Krotz Springs refinery acquired in July 2008 and to significantly higher refined product prices offset by reduced production at the Big Spring refinery due to the February 18, 2008 fire and reduced production at the California refineries to manage refining economics. Refinery production averaged 37,074 bpd at the Big Spring refinery and 30,210 bpd at the California refineries during 2008 compared to 67,601 bpd at the Big Spring refinery and 60,341 bpd at the California refineries in 2007, a decrease in total refinery production of 47.4%. The average production from the Krotz Springs refinery for the six months since the acquisition averaged 58,837 bpd. The production decrease at the Big Spring refinery is due to the fire on February 18, 2008. Production ceased at the Big Spring refinery until the re-start of the crude unit in a hydroskimming mode on April 5, 2008 with a return to normal operation of the FCCU on September 26, 2008. The production at our California refineries was reduced as a result of the economics of these refineries and record prices for production inputs. The increase in refined product prices that our Big Spring refinery experienced was similar to the price increases experienced in the Gulf Coast markets. The increase in refined product prices that our California refineries experienced was similar to the price increases experienced in the West Coast markets. The average price of Gulf Coast gasoline in 2008 increased 42.6 cpg, or 20.8%, to 247.1 cpg, compared to 204.5 cpg in 2007. The average Gulf Coast diesel price in 2008 increased 77.1 cpg, or 35.9%, to 291.8 cpg compared to 214.7 cpg in 2007. The average price of West Coast LA CARBOB gasoline in 2008 increased 23.7 cpg, or 9.7%, to 267.9 cpg, compared to 244.2 cpg in 2007. The average West Coast LA diesel price in 2008 increased 64.6 cpg, or 28.9%, to 288.3 cpg compared to 223.7 cpg in 2007.
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
     Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $4,505.1 million for 2008, compared to $3,714.2 million for 2007, an increase of $790,9 million or 21.3%. This increase was primarily due to production costs from the Krotz Springs refinery acquired in July 2008. The reduction in cost of sales at our Big Spring and California refineries were offset by substantial increases in the price of crude costs. The average price per barrel of WTS for 2008 increased $28.46 per barrel to $95.78 per barrel, compared to $67.32 per barrel for 2007, an increase of 42.3%.
     Asphalt Segment. Cost of sales for our asphalt segment was $500.0 million for 2008, compared to $592.7 million for 2007, a decrease of $92.7 million or 15.6%. This decrease was due primarily to lower asphalt sales volumes in 2008 as 1.298 million tons were sold compared to 1.927 million tons sold in 2007, a decrease of 0.629 million tons or 32.6%.
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
Non-controlling Interest in Income of Subsidiaries
     Non-controlling interest in income of subsidiaries represents the proportional share of net income related to non-voting common stock owned by minority shareholders in two of our subsidiaries, Alon Assets and Alon Operating. Non-controlling interest in income of subsidiaries was $5.9 million for 2008, compared to $6.0 million for 2007, an increase of $0.1 million or 1.6%.
Net Income Available to Common Stockholders
     Net income available to common stockholders was $82.9 million for 2008, compared to $103.9 million for 2007, a decrease of $21.0 million or 20.2%. This decrease was attributable to the factors discussed above and accumulated dividends on shares of preferred stock issued by a subsidiary in conjunction with the Krotz Springs refinery acquisition of $4.3 million.
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
     On March 9, 2010, we entered into a credit facility for the issuance of letters of credit in an amount not to exceed $60.0 million and with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate on January 31, 2013.
     On March 15, 2010, Alon Refining Krotz Springs terminated its revolving credit facility and repaid all outstanding amounts thereunder. On March 15, 2010, Alon Refining Krotz Springs also entered into a new $65.0 million credit facility with the lenders party thereto and Bank Hapoalim B.M., as administrative agent. Alon Refining Krotz Springs borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under its revolving credit facility that was terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%. Alon Refining Krotz Springs will use the new credit facility as a bridge facility that will terminate on June 15, 2010. The Alon Refining Krotz Springs Board of Directors has approved an entrance into a new multi year facility with another financial institution which is expected to close by March 31, 2010. This multi year facility compared to its revolving credit facility is expected to reduce borrowing costs and to eliminate the existing limitation on the Krotz Springs refinery throughput.
     Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. Certain of our credit facilities contain financial covenants for which we must maintain compliance; the most restrictive of these covenants is contained in the Alon USA LP Credit Facility agreement which requires a subsidiary of ours, Alon USA, Inc., to maintain a net debt to EBITDA ratio, as defined, of no more than 4 to 1. We currently anticipate we will be in compliance with this and all other financial covenants contained in our credit agreements. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including the costs of such future capital expenditures related to the expansion of our business.

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
Cash Flow
     The following table sets forth our consolidated cash flows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31
	2009	2008	2007
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$283,145	$(812)	$123,950
Investing activities	(138,691)	(610,322)	(147,254)
Financing activities	(122,471)	560,973	27,753

Net increase (decrease) in cash and cash equivalents	$21,983	$(50,161)	$4,449

Cash Flows Provided By (Used in) Operating Activities
     Net cash provided by (used in) operating activities in 2009 was $283.1 million, compared to ($0.8) million in 2008. The change of $283.9 million in net cash provided by operating activities in 2009 was attributable to the receipt of proceeds from the liquidation of our heating oil crack spread hedge in 2009 for $133.6 million, receipt of income tax receivables in 2009 of $113.0 million and the change in net income compared to 2008, adjusted for non-cash reconciling items such as deferred income tax expense, gain on involuntary conversion of assets, gain on the disposition of assets and depreciation.
     Net cash provided by (used in) operating activities for 2008 was ($0.8) million, compared to $124.0 million for 2007. The change of $124.8 million in net cash used in operating activities was primarily attributable to the decrease in net income, net of heating oil hedge gain, gain on involuntary conversion of assets and gain on disposition of assets all net of income tax effect, partially offset by $133.0 million due to optimization of working capital including inventory reductions (excluding the $143.4 million of inventories acquired in the Krotz Springs refinery acquisition) offset by increases in income tax receivables.
Cash Flows Used In Investing Activities
     Net cash used in investing activities was $138.7 million in 2009 compared to $610.3 million in 2008. The change in cash used in investing activities of $471.6 million was primarily due to the July 3, 2008 acquisition of the Krotz Springs refinery of $481.0 million and 2008 capital expenditures to rebuild the Big Spring refinery, net of insurance proceeds. This was partially offset by higher capital expenditures, $106.4 million in 2009 compared to $72.3 million in 2008, and earnout payments made to Valero of $19.7 million as part of the Krotz Springs refinery acquisition in 2009.
     Net cash used in investing activities was $610.3 million in 2008 compared to $147.3 million in 2007. The change in cash used in investing activities of $463.0 million is due to the July 3, 2008 acquisition of the Krotz Springs refinery of $481.0 million and the capital expenditures for the rebuild of the Big Spring refinery of $362.2 million offset by the proceeds from insurance recoveries related to the rebuild of $270.9 million, sale of short-term investments of $27.3 million, and the $75.3 million used to acquire the stock of Skinny’s, Inc. in 2007.

Cash Flows Provided By (Used In) Financing Activities
     Net cash provided by (used in) financing activities was ($122.5) million in 2009 compared to $561.0 million in 2008. The change in net cash used in financing activities of $683.5 million was primarily attributable to proceeds received in 2008 from the Krotz Term Loan of $252.0 million to purchase the Krotz Springs refinery and $276.8 million of borrowings on the revolving credit facilities plus an $80.0 million investment from our parent. These proceeds were partially offset by debt issuance costs of $28.1 million and payments on long-term debt of $11.9 million. In 2009, the prepayment of the Krotz Term Loan and repayments of borrowings under revolving credit facilities of $322.2 million were made from proceeds associated with the receipt of income tax receivables, the liquidation of the heating oil crack spread hedge and net proceeds received from the issuance of the senior notes of $205.4 million. 2009 also included cash used of $17.8 million for debt issuance cost, associated with the senior secured notes, and $20.2 million of cash received from an inventory supply agreement.
     Net cash provided by (used in) financing activities was $561.0 million in 2008 compared to $27.8 million in 2007. The change in net cash provided by financing activities in 2008 of $533.2 million was primarily attributable to $276.8 million of borrowings under the revolving credit facilities and activities related to the Krotz Springs acquisition which included additions to long-term debt of $252.0 million and $80.0 million received from the sale of preferred stock of a subsidiary net of debt issuance costs of $28.1 million, partially offset by repayment of long-term debt of $11.9 million compared to an increase in long term debt of $46.3 million to partially fund the acquisition of Skinny’s, Inc. and repayment of long-term debt of $8.4 million in 2007 offset by debt issuance costs of $2.2 million.
Cash and Cash Equivalents and Indebtedness
     We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.
     As of December 31, 2009, our total cash and cash equivalents were $40.4 million and we had total debt of $937.0 million.
     Summary of Indebtedness. The following table sets forth the principal amounts outstanding under our bank credit facilities, retail mortgages and equipment loans at December 31, 2009:

	As of December 31, 2009
	Amount Outstanding	Total Facilities	Total Availability (1)
	(dollars in thousands)
Debt, including current portion:
Term loan credit facilities	$434,250	$434,250	$—
Revolving credit facilities	216,577	790,000	149,445
Senior secured notes	205,693	205,693	—
Retail credit facilities	80,504	80,504	—

Totals	$937,024	$1,510,447	$149,445

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of December 31, 2009 which was $423.7 million, or (b) total borrowing base less outstanding borrowings and letters of credit, if applicable, as of December 31, 2009 which was $149.4 million.
Credit Facilities
Alon USA Energy, Inc. Credit Facilities
     Term Loan Credit Facility. We have a term loan (the “Alon Energy Term Loan”) that will mature on August 2, 2013. Principal payments of $4.5 million per annum are paid in quarterly installments, subject to reduction from mandatory events.

     Borrowings under the Alon Energy Term Loan bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate.
     The Alon Energy Term Loan is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition. The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of the remaining assets excluding those of our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
     The Alon Energy Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
     At December 31, 2009 and 2008, the Alon Energy Term Loan had an outstanding balance of $434.3 million and $437.8 million, respectively.
     Letters of Credit Facilities.
     On July 30, 2008, we entered into an unsecured credit facility for the issuance of letters of credit in an amount not to exceed $60.0 million. We used letters of credit under this facility to support the purchase of crude oil for the Big Spring refinery. We terminated this facility in May 2009. At December 31, 2008, we had $51.3 million of outstanding letters of credit under this credit facility.
     On March 9, 2010, we entered into a credit facility for the issuance of letters of credit in an amount not to exceed $60.0 million and with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate on January 31, 2013.
Alon USA, LP Credit Facilities
     Revolving Credit Facility. We have a $240.0 million revolving credit facility (the “Alon USA LP Credit Facility”) that will mature on January 1, 2013. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
     Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
     The Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), our subsidiary, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of our retail subsidiaries and (ii) a second lien on our fixed assets excluding assets held by Alon Holdings (excluding Alon Logistics), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and our retail subsidiaries.
     The Alon USA LP Credit Facility contains certain restrictive covenants including financial covenants.
     Borrowings of $88.0 million and $118.0 million were outstanding under the Alon USA LP Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the Alon USA LP Credit Facility were $129.0 million and $30.6 million, respectively.
Paramount Petroleum Corporation Credit Facility
     Revolving Credit Facility. Paramount Petroleum Corporation has a $300.0 million revolving credit facility (the “Paramount Credit Facility”) that will mature on February 28, 2012. The Paramount Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
     Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at December 31, 2009, the margin was 1.75%.
     The Paramount Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics).

     The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
     Borrowings of $45.3 million and $11.7 million were outstanding under the Paramount Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the Paramount Credit Facility were $18.0 million and $12.2 million, respectively.
Alon Refining Krotz Springs, Inc. Credit Facilities
     Term Loan Credit Facility. On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302.0 million Term Loan Agreement (the “Krotz Term Loan”).
     On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into a first amendment agreement to the Krotz Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge and use the proceeds of $133.6 million to reduce the Krotz Term Loan principal balance.
     In October 2009, ARKS made a prepayment of $163.8 million, representing the outstanding principal balance of the Krotz Term Loan, with the proceeds received from the issuance of the ARKS senior secured notes (see “Senior Secured Notes”). As a result of the prepayment of the Krotz Term Loan, a write-off of unamortized debt issuance costs of $20.5 million is included as interest expense in the consolidated statements of operations for the year ended December 31, 2009.
     At December 31, 2008, the Krotz Term Loan had an outstanding balance of $302.0 million.
     Senior Secured Notes. In October 2009, ARKS issued $216.5 million in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010.
     ARKS received gross proceeds of $205.4 million from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, ARKS prepaid in full all outstanding obligations under the Krotz Term Loan. The remaining proceeds from the offering may be used for general corporate purposes.
     The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the indenture are secured by a first priority lien on ARKS’ property, plant and equipment and a second priority lien on ARKS’ cash, accounts receivable and inventory.
     The indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain financial covenants.
     Additionally, ARKS must under certain circumstances offer to purchase some of the Senior Secured Notes at par plus accrued interest or at 101% if excess cash flow is generated if assets are sold. If there is a change of control, then the holders of the Senior Secured Notes may require ARKS to purchase the Senior Secured Notes at a price of 101%. Additionally, we may redeem up to 35% of the aggregate principal amount outstanding with the proceeds of certain equity offerings.
     The Senior Secured Notes are also redeemable by ARKS on or after October 15, 2012 at par, accrued interest and Special Interest.
     On February 13, 2010, ARKS announced that it had exchanged $215.9 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered and will not have any of the transfer restrictions or other related matters as in the Senior Secured Notes.
     At December 31, 2009, the Senior Secured Notes had an outstanding balance of $205.7 million, net of unamortized discount of $10.8 million. Alon is amortizing the original issue discount using the effective interest method over the life of the Senior Secured Notes.

     Revolving Credit Facility. On July 3, 2008, ARKS entered into a revolving credit facility agreement (the “ARKS Facility”) that had a maturity of July 3, 2013. The ARKS Facility had an original commitment of $400.0 million, was reduced in December 2008 to $300.0 million, and in April 2009 to $250.0 million. The ARKS Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility.
     On December 18, 2008, ARKS entered into an amendment to the ARKS Facility with its lender. This amendment increased the applicable margin, amended certain elements of the borrowing base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400.0 million to $300.0 million. Under these circumstances, the facility limit will be the lesser of $300.0 million or the amount of the borrowing base, although the amendment contains a feature that will allow for an increase in the facility size to $400.0 million subject to approval by both parties.
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
     The ARKS credit facility was also amended on October 22, 2009 to allow for the issuance of the Senior Secured Notes, certain Indenture provisions and certain hedging transactions. The amendment also adjusted certain elements of the Borrowing Base definition as well as the delivery of the Borrowing Base certification.
     Borrowings under the ARKS Facility bear interest at a rate based on a margin over the Eurodollar rate based on a fixed charge coverage ratio. Currently that margin is 4.0%.
     This ARKS Facility is guaranteed by ARL and is secured by a first lien on cash, accounts receivable, and inventory of ARKS and ARL and a second lien on the remaining assets.
     The ARKS Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments. Additionally, the ARKS Facility contains one financial covenant.
     Borrowings of $83.3 million and $147.1 million were outstanding under the ARKS Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the ARKS Facility were $2.8 million and $68.3 million, respectively.
     On March 15, 2010, ARKS terminated the ARKS Facility and repaid all outstanding amounts thereunder. On March 15, 2010, ARKS also entered into a new $65.0 million credit facility with the lenders party thereto and Bank Hapoalim B.M., as administrative agent. ARKS borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the ARKS Facility that was terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%. ARKS will use the new credit facility as a bridge facility that will terminate on June 15, 2010. ARKS’ Board of Directors has approved an entrance into a new multi year facility with another financial institution which is expected to close by March 31, 2010. This multi year facility compared to the ARKS Facility is expected to reduce borrowing costs and to eliminate the existing limitation on the Krotz Springs refinery throughput.
Retail Credit Facilities
     Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, has a credit agreement (the “SCS Credit Agreement”) that will mature on July 1, 2017. Monthly principal payments are based on a 15-year amortization term.
     Borrowings under the SCS Credit Agreement bear interest at a Eurodollar rate plus 1.50% per annum.
     Obligations under the SCS Credit Agreement are jointly and severally guaranteed by Alon, Alon USA Interests, LLC, Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the SCS Credit Agreement are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.

     The SCS Credit Agreement also contains customary restrictive covenants on its activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The SCS Credit Agreement also includes one annual financial covenant.
     At December 31, 2009 and 2008, the SCS Credit Agreement had an outstanding balance of $79.7 million and $86.0 million, respectively, and there were no further amounts available for borrowing.
Other Retail Related Credit Facilities
     In 2003, Alon obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2009 and 2008, the outstanding balances were $0.8 million and $0.9 million, respectively.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure budgets, including expenditures for chemical catalyst and turnarounds, for 2010 and 2011 are $71.9 million and $112.2 million respectively. The following table summarizes our expected capital expenditures for 2010 and 2011 by operating segment and major category:

	2010	2011
	(dollars in thousands)
Refining and Unbranded Marketing Segment:
Sustaining maintenance	$32,791	$54,595
Growth/profit improvement/other	439	10,700
Chemical catalyst and turnaround	14,635	22,776

Total	47,865	88,071

Asphalt Segment:
Sustaining maintenance	5,546	4,000
Growth/profit improvement	1,425	8,680

Total	6,971	12,680

Retail and Branded Marketing Segment:
Sustaining maintenance	7,316	5,045
Growth/profit improvement	6,818	3,000

Total	14,134	8,045

Corporate Segment:
Sustaining	2,975	3,421

Total Capital Expenditures	$71,945	$112,217

     Turnaround and Chemical Catalyst Costs. Our 2009 turnaround and chemical catalyst costs were $24.7 million.
     Between our major turnarounds, we also perform periodic scheduled turnaround projects on various units at our Big Spring, Krotz Springs and California refineries. A summary of our expected turnaround and chemical catalyst costs for the following five years are as follows:

	2010	2011	2012	2013	2014
	(dollars in thousands)
Scheduled turnaround costs	$2,400	$4,050	$7,800	$17,400	$5,100
Chemical catalyst costs	12,235	18,726	11,343	11,667	24,368

Total	$14,635	$22,776	$19,143	$29,067	$29,468

Contractual Obligations and Commercial Commitments
     Information regarding our known contractual obligations of the types described below as of December 31, 2009 is set forth in the following table:

	Payments Due by Period
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(dollars in thousands)
Long-term debt obligations	$10,946	$67,192	$810,533	$48,353	$937,024
Operating lease obligations	35,950	56,072	25,707	65,025	182,754
Pipelines and Terminals Agreement (1)	27,549	55,098	55,099	151,572	289,318
Other commitments (2)	2,828	5,655	5,654	20,499	34,636

Total obligations	$77,273	$184,017	$896,993	$285,449	$1,443,732

(1)	Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with HEP, as well as our minimum requirements with Sunoco.

(2)	Other commitments include refinery maintenance services costs.
     As of December 31, 2009, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.
     Our “other non-current liabilities” are described in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For most of these liabilities, timing of the payment of such liabilities is not fixed and therefore cannot be determined as of December 31, 2009. However, certain expected payments related to our anticipated pension contributions in 2009 and other post-retirement benefits obligations are discussed in Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements.
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
     Inventory. Crude oil, refined products and blendstocks for the refining and unbranded marketing segment and asphalt for the asphalt segment are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. For example, in the second half of 2001, market prices were significantly lower than our inventory cost determined under our LIFO valuation method, which resulted in our recording a non-cash charge of $23.2 million to cost of sales and a corresponding decrease in the value of our crude oil and refined products inventory. In 2002, market prices rose substantially, allowing us to recover $18.6 million of the 2001 inventory write-down to market value with a corresponding non-cash credit to cost of sales. Any such recovery results in a non-cash accounting adjustment, increasing the value of our crude oil and refined products inventory and decreasing our cost of sales. Our results of operations could continue to include such non-cash write-downs and recoveries of inventory if market prices for crude oil and refined products return to levels comparable to those in 2001. A reduction of inventory volumes during 2009, 2008 and 2007 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately

$10.2 million, $4.1 million, and $4.6 million in 2009, 2008 and 2007, respectively. Market values of crude oil, refined products, asphalts and blendstocks exceeded LIFO costs by $100.5 million and $4.0 million at December 31, 2009 and 2008, respectively.
     Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Our environmental liabilities represent the estimated cost to investigate and remediate contamination at our properties. Our estimates are based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Accruals for estimated liabilities from projected environmental remediation obligations are recognized no later than the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. We do not discount environmental liabilities to their present value unless payments are fixed and determinable. At December 31, 2009, for those payments the Company considered fixed and determinable, payments were discounted at a 4% rate. We record them without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations.
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
     Impairment of Long-Lived Assets. We account for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Superseded by ASC topic 360-10). In evaluating our assets, long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
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
     Asset Retirement Obligations. Effective January 1, 2003, we adopted Statement No. 143, Accounting for Asset Retirement Obligations (Superseded by ASC topic 410-20), which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. An entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when a reasonable estimate of fair value can be made.
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
     At December 31, 2009, Alon had three reporting units with goodwill; California refining, California asphalt, and Retail operations. The fair values of our reporting units in 2009 that contain goodwill were determined using two methods, one based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses and the other based on market earnings multiples. Each reporting unit was evaluated separately. Cash flows were discounted at rates that approximate a market participants’ weighted average cost of capital; 11% for both California refining and California asphalt and 10% for Retail operations. We believe these two approaches are appropriate valuation techniques for the purposes of our impairment testing. Therefore, we concluded from our valuations, based on business conditions and market values that existed at December 31, 2009, that none of our goodwill was impaired. However, the market value of our common stock continues to reflect the effects of the difficult economic environment and significant competition in most of our markets. If, among other factors, (1) our equity value remains depressed or declines further, (2) the fair value of our reporting units decline, or (3) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, and, to a lesser extent, long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
New Accounting Standards and Disclosures
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”) (superseded by Accounting Standards Codification (“ASC”) topic 105-10-5). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have any effect on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (superseded by ASC topic 855-10-5). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. There was no effect on Our results of operations or financial position, and the required disclosures are included in Note 23 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”) (superseded by ASC topic 715-20-50), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans. The disclosures are intended to provide users of financial statements an understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FAS 132(R)-1 is effective for years ending after December 15, 2009. Since FSP FAS 132 (R)-1 only affects disclosure requirements, there was no effect on our results of operations or financial position.
     In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. The scope of the Issue applies to all investments accounted for under the equity method. The Issue covers the initial measurement of an equity method investment, recognition of other-than-temporary impairments, and the effects on ownership of the investor due to the issuance of shares by the investee. The Issue is effective for fiscal years beginning on or after December 15, 2008. The adoption did not have any effect on our consolidated financial statements.
     In June 2008, the FASB ratified its consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits, which applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities and deposits within the scope of the Issue shall be accounted for as deposit assets. The effect of the change shall be recognized as a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. This Issue is effective for fiscal years beginning after December 15, 2008. The adoption did not have any effect on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) (superseded by ASC topic 350-50-4). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have any effect on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS No. 161”) (superseded by ASC topic 815-10-65), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. There was no effect on our results of operations or financial position, and the required disclosures are included in Note 8. The adoption did not have any effect on Our consolidated financial statements.
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
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”) (superseded by ASC topic 820-10-65). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption did not have any effect on Our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption did not have any effect on Our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”) (superseded by ASC topic 810-20-65), which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and earlier application was prohibited and changes the presentation of income in the consolidated statements of operations. Information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS No. 160.

     The effect of the adoption of SFAS No. 160 on the consolidated balance sheet as of December 31, 2008 is summarized below.

	December 31,		December 31,
	2008	Adjustments	2008
	(as
	previously
	reported)		(recast)
Total stockholders’ equity	$431,919	$2,732	$434,651
Non-controlling interest in subsidiaries (1)	—	17,916	17,916
Preferred stock of subsidiary including accumulated dividends (1)	—	84,300	84,300

Total equity	$431,919	$104,948	$536,867

(1)	Previously reported outside of equity.
     The adjustments reflect the attribution of unrealized gains or losses historically recorded to accumulated other comprehensive loss, net of income tax, to non-controlling interest in subsidiaries, and the reclassification of non-controlling interest in subsidiaries and preferred stock of subsidiary including accumulated dividends, into equity.
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
     For the years ended December 31, 2009, 2008 and 2007, Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
     The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007, respectively:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net income (loss)	$(115,156)	$82,883	$103,936
Non-controlling interest in income (loss) of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	12,949	10,241	5,979
Income tax expense (benefit)	(64,877)	62,781	46,199
Interest expense	111,137	67,550	47,747
Depreciation and amortization	97,247	66,754	57,403
(Gain) loss on disposition of assets	1,591	(45,244)	(7,206)

Adjusted EBITDA	$42,891	$244,965	$254,058

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
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2009, we held approximately 3.3 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $45.55 per barrel. Market value exceeded carrying value of LIFO costs by $100.5 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $3.3 million.

     The following table provides information about our derivative commodity instruments as of December 31, 2009:

	Contract	Wtd Avg
	Volume	Purchase	Wtd Avg	Contract
Description of Activity	(in barrels)	Price	Sales Price	Value	Fair Value	Gain (Loss)
Futures-long (Crude)	240,000	$71.95	$—	$17,268	$19,046	$1,778
Futures-short (Crude)	(240,000)	—	80.63	(17,895)	(19,351)	(1,456)

	Contract
	Volume	Wtd Avg	Wtd Avg	Contract
Description of Activity	(in barrels)	Contract	Sales Price	Value	Fair Value	Gain (Loss)
Futures-crack spread (Heating Oil)	364,800	$11.38	$11.62	$4,150	$4,239	$89
Futures-long (SPR swaps)	278,322	95.92	81.59	26,696	22,708	(3,988)
Futures-short (SPR swaps)	(278,322)	60.05	81.59	(16,713)	(22,708)	(5,995)
Interest Rate Risk
     As of December 31, 2009, $730.5 million of our outstanding debt was at floating interest rates out of which approximately $88.0 million was at the Eurodollar rate plus 3.00%, subject to a minimum interest rate of 4.00%. As of December 31, 2009, we had interest rate swap agreements with a notional amount of $350.0 million with remaining periods ranging from less than a year to three years and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate on indebtedness net of the weighted average notional amount of the interest rate swap agreements outstanding in 2009 and the instrument subject to the minimum interest rate would result in an increase in our interest expense of approximately $3.4 million per year.
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

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Certifications
     Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes the information concerning the controls and controls evaluation referred to in the certifications.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information concerning our directors set forth under “Corporate Governance Matters — The Board of Directors” in the proxy statement for our 2010 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Business and Properties — Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information set forth under “Certain Relationships and Related Transactions” and under “Corporate Governance Matters — Independent Directors” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information set forth under “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements and Schedule, see “Index to Consolidated Financial Statements and Schedule” on page F-1.

(a)	Schedule II — Valuation and Qualifying accounts is included in the Notes to Consolidated Financial Statements.

(2)	Exhibits: Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

4.2	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1	Trademark License Agreement, dated as of July 31, 2000, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.3 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.2	First Amendment to Trademark License Agreement, dated as of April 11, 2001, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.4 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.3	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 2, 2008, SEC File No. 001-32567).

10.4	Pipeline Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.5	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007).

10.6	Contribution Agreement, dated as of January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., T & R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 10.7 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.7	Pipelines and Terminals Agreement, dated as of February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.8	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 5, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.9	Liquor License Purchase Agreement, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.10	Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.11	Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.12	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.13	Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.14	First Amendment to Amended Revolving Credit Agreement, dated as of August 4, 2006, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.25 to Form 10-K, filed by the Company on March 15, 2007 SEC File No. 001-32567).

10.15	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.16	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 20, 2007, SEC File No. 001-32567).

10.17	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.18	Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.19	Credit Agreement, dated as of July 30, 2008, among Alon USA Energy, Inc., the financial institutions from time to time party thereto, Israel Discount Bank and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 1, 2008, SEC File No. 001-32567).

10.20	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.21	Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.22	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.23	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.24	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 30, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.37 to Form 10-K, filed by the Company on March 11, 2008, SEC File No. 001-32567).

10.25	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.26	First Amendment Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.27	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.28	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.29	Second Amendment to Loan and Security Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on April 27, 2009, SEC File No. 001-32567).

10.30	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.31	Purchase Agreement dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.32	Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.33	Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.34*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.35*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.36*	Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.37*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.38*	Executive Employment Agreement, dated as of February 5, 2001, between Joseph A. Concienne, III and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.39*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Joseph A. Concienne, III and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.11 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.40*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2006, SEC File No. 001-32567).

10.41*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.12 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.42*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.43*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.44*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.45*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.46*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.47*	Agreement of Principles of Employment, dated as of July 6, 2005, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.50 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.48*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.49*	Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.27 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.50*	Description of 10% Bonus Plan (incorporated by reference to Exhibit 10.28 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.51*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 6, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.52*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.53*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.54*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.55*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.56*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.57*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.58*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.59*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.60*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.61	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.62*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.63*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.64	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.41 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.65*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.42 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.66	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.43 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.67*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.44 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.68	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.45 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.69*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.46 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.70	Shareholder Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.47 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.71*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.48 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.72	Shareholder Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.49 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.73	Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.74*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.75*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.76*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.77*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.78*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.79*	Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.80*	Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.81	Purchase and Sale Agreements, dated as of February 13, 2006, between Alon Petroleum Pipe Line, LP and Sunoco Pipelines, LP, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 13, 2006, SEC File No. 001-32567).

10.82	Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.83	First Amendment to Stock Purchase Agreement, dated as of June 30, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.84	Second Amendment to Stock Purchase Agreement, dated as of July 31, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.85	Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.86	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.87	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.88	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.89	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.90	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.91	Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.88 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.92	First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.93†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.94†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.95†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 6, 2009, SEC File No. 001-32567).

10.96	Revolving Credit Line Agreement dated March 9, 2010 by and between the Company and Israel Discount Bank of New York.

10.97	Credit Agreement dated as of March 15, 2010 (as amended, supplemented or otherwise modified from time to time), among the Company, each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

Exhibit No.	Description of Exhibit

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Alon USA Energy, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
     We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements as it relates to financial instruments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
     We have audited Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 16, 2010

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$40,437	$18,454
Accounts and other receivables, net	103,094	204,576
Income tax receivable	65,418	116,564
Inventories	214,999	232,320
Deferred income tax asset	7,700	—
Prepaid expenses and other current assets	4,188	81,758

Total current assets	435,836	653,672

Equity method investments	43,052	37,661
Property, plant, and equipment, net	1,477,426	1,448,959
Goodwill	105,943	105,943
Other assets	70,532	167,198

Total assets	$2,132,789	$2,413,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$248,253	$233,004
Accrued liabilities	92,380	111,317
Current portion of long-term debt	10,946	28,397
Deferred income tax liability	—	30,570

Total current liabilities	351,579	403,288

Other non-current liabilities	95,076	104,190
Long-term debt	926,078	1,075,172
Deferred income tax liability	328,138	293,916

Total liabilities	1,700,871	1,876,566

Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 54,170,913 and 46,814,021 shares issued and outstanding at December 31, 2009 and 2008, respectively	542	468
Additional paid-in capital	289,853	183,642
Accumulated other comprehensive loss, net of income tax	(32,871)	(37,354)
Retained earnings	165,248	287,895

Total stockholders’ equity	422,772	434,651

Non-controlling interest in subsidiaries	9,146	17,916
Preferred stock of subsidiary including accumulated dividends	—	84,300

Total equity	431,918	536,867

Total liabilities and equity	$2,132,789	$2,413,433

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales (1)	$3,915,732	$5,156,706	$4,542,151
Operating costs and expenses:
Cost of sales	3,502,782	4,853,195	3,999,287
Direct operating expenses	265,502	216,498	201,196
Selling, general and administrative expenses	129,446	119,852	105,352
Net costs associated with fire	—	56,854	—
Business interruption recovery	—	(55,000)	—
Depreciation and amortization	97,247	66,754	57,403

Total operating costs and expenses	3,994,977	5,258,153	4,363,238

Gain on involuntary conversion of assets	—	279,680	—
Gain (loss) on disposition of assets	(1,591)	45,244	7,206

Operating income (loss)	(80,836)	223,477	186,119
Interest expense	(111,137)	(67,550)	(47,747)
Equity earnings (losses) of investees	24,558	(1,522)	11,177
Other income, net	331	1,500	6,565

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries, and accumulated dividends on preferred stock of subsidiary	(167,084)	155,905	156,114
Income tax expense (benefit)	(64,877)	62,781	46,199

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(102,207)	93,124	109,915
Non-controlling interest in income (loss) of subsidiaries	(8,551)	5,941	5,979
Accumulated dividends on preferred stock of subsidiary	21,500	4,300	—

Net income (loss) available to common stockholders	$(115,156)	$82,883	$103,936

Earnings (loss) per share, basic	$(2.46)	$1.77	$2.22

Weighted average shares outstanding, basic (in thousands)	46,829	46,788	46,763

Earnings (loss) per share, diluted	$(2.46)	$1.72	$2.16

Weighted average shares outstanding, diluted (in thousands)	46,829	49,583	46,804

Cash dividends per share	$0.16	$0.16	$0.16

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $47,137, $37,483 and $35,808 for the years ended December 31, 2009, 2008, and 2007, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’	Non-controlling	Total
	Stock	Capital	Income (Loss)	Earnings	Equity	Interest (1)	Equity
Balance at December 31, 2006	$468	$181,622	$(7,400)	$116,056	$290,746	$9,116	$299,862
Stock compensation expense	—	1,310	—	—	1,310	1,112	2,422
Dividends	—	—	—	(7,490)	(7,490)	(468)	(7,958)
Income before non-controlling interest in income of subsidiaries	—	—	—	103,936	103,936	5,979	109,915
Other comprehensive income (loss):
Defined benefit pension plans, net of tax of $958	—	—	1,532	—	1,532	99	1,631
Fair value of interest rate swaps, net of tax of $1,050	—	—	(1,832)	—	(1,832)	(118)	(1,950)

Total comprehensive income					103,636	5,960	109,596

Balance at December 31, 2007	468	182,932	(7,700)	212,502	388,202	15,720	403,922
Stock compensation expense	—	710	—	—	710	(1,062)	(352)
Dividends	—	—	—	(7,490)	(7,490)	(386)	(7,876)
Sale of preferred stock by subsidiary (1)	—	—	—	—	—	80,000	80,000
Income before non-controlling interest in income of subsidiaries and accumulated dividends on preferred stock of subsidiary (1)	—	—	—	82,883	82,883	10,241	93,124
Other comprehensive income (loss):
Defined benefit pension plans, net of tax of $8,780	—	—	(13,481)	—	(13,481)	(1,044)	(14,525)
Fair value of commodity derivative contracts, net of tax of $677	—	—	(1,071)	—	(1,071)	(83)	(1,154)
Fair value of interest rate swaps, net of tax of $6,828	—	—	(15,102)	—	(15,102)	(1,170)	(16,272)

Total comprehensive income					53,229	7,944	61,173

Balance at December 31, 2008	468	183,642	(37,354)	287,895	434,651	102,216	536,867
Stock compensation expense	—	485	—	—	485	17	502
Dividends	—	—	—	(7,491)	(7,491)	(576)	(8,067)
Conversion of preferred stock of subsidiary for common stock	74	105,726	—	—	105,800	(105,800)	—
Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary (1)	—	—	—	(115,156)	(115,156)	12,949	(102,207)
Other comprehensive income (loss):
Defined benefit pension plans, plus tax of $887	—	—	2,110	—	2,110	162	2,272
Fair value of commodity derivative contracts, net of tax of $2,000	—	—	(3,166)	—	(3,166)	(243)	(3,409)
Fair value of interest rate swaps, net of tax of $3,207	—	—	5,539	—	5,539	421	5,960

Total comprehensive income (loss)					(110,673)	13,289	(97,384)

Balance at December 31, 2009	$542	$289,853	$(32,871)	$165,248	$422,772	$9,146	$431,918

(1)	Includes $80,000 in sale of preferred stock by subsidiary in connection with the Krotz Springs refinery acquisition in July 2008 and accumulated dividends of $21,500 and $4,300 through December 31, 2009 and 2008, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(115,156)	$82,883	$103,936
Adjustments to reconcile net income (loss) available to common stockholders to cash provided by (used in) operating activities:
Depreciation and amortization	97,247	66,754	57,403
Stock compensation	502	173	2,264
Deferred income tax expense (benefit)	(5,451)	177,797	(2,984)
Non-controlling interest in income (loss) of subsidiaries	(8,551)	5,941	5,979
Accumulated dividends on preferred stock of subsidiary	21,500	4,300	—
Equity (earnings) losses of investees (net of dividends)	(5,391)	4,296	(1,876)
Amortization of debt issuance costs	7,112	4,128	2,093
Amortization of original issuance discount	328	—	—
Write-off of unamortized debt issuance costs	20,482	—	—
Mark-to-market of heating oil hedge	—	(117,452)	—
Gain on involuntary conversion of assets	—	(279,680)	—
(Gain) loss on disposition of assets	1,591	(45,244)	(7,206)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	67,357	59,336	(144,068)
Income tax receivable	51,146	(81,320)	—
Inventories	17,321	213,373	16,715
Heating oil crack spread hedge	117,485	—	—
Prepaid expenses and other current assets	2,164	5,933	794
Other assets	5,992	(5,264)	7,561
Accounts payable	40,892	(108,458)	82,141
Accrued liabilities	(25,197)	17,419	8,312
Other non-current liabilities	(8,228)	(5,727)	(7,114)

Net cash provided by (used in) operating activities	283,145	(812)	123,950

Cash flows from investing activities:
Capital expenditures	(81,660)	(62,356)	(42,204)
Capital expenditures to rebuild the Big Spring refinery	(46,769)	(362,178)	—
Capital expenditures for turnarounds and catalysts	(24,699)	(9,958)	(9,842)
Proceeds from insurance to rebuild the Big Spring refinery	34,125	270,885	—
Proceeds from disposition of assets	—	7,000	—
Earnout payments related to Krotz Springs refinery acquisition	(19,688)	—	—
Sale (purchase) of short-term investments, net	—	27,296	(27,296)
Acquisition of Krotz Springs refinery	—	(481,011)	—
Acquisition of Skinny’s, Inc. stock	—	—	(75,329)
Acquisition of Paramount Petroleum Corporation stock	—	—	7,417

Net cash used in investing activities	(138,691)	(610,322)	(147,254)

Cash flows from financing activities:
Dividends paid to non-controlling interest shareholders	(576)	(386)	(468)
Dividends paid to shareholders	(7,491)	(7,490)	(7,490)
Proceeds from sale of preferred stock by subsidiary	—	80,000	—
Cash received from inventory supply agreement	20,237	—	—
Deferred debt issuance costs	(17,768)	(28,105)	(2,235)
Revolving credit facilities, net	(60,241)	276,818	—
Additions to long-term debt	205,365	252,000	46,334
Payments on long-term debt	(261,997)	(11,864)	(8,388)

Net cash provided by (used in) financing activities	(122,471)	560,973	27,753

Net increase (decrease) in cash and cash equivalents	21,983	(50,161)	4,449
Cash and cash equivalents, beginning of period	18,454	68,615	64,166

Cash and cash equivalents, end of period	$40,437	$18,454	$68,615

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$87,164	$58,504	$48,686

Cash (received) paid for income tax, net of refunds	$(111,791)	$(30,334)	$91,781

Non-cash activities:
Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$50,000	$—	$—

Financing activity — proceeds from borrowings retained by bank as deposit for hedge related activities for Krotz Springs refinery acquisition	$—	$50,000	$—

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
     Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Long Beach and Paramount refineries together as our “California refineries.” Our refineries have a combined throughput capacity of approximately 240,000 barrels per day (“bpd”). At our refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States.
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
     The Krotz Springs refinery supplies multiple demand centers in the Southern and Eastern United States markets through the Colonial products pipeline system. Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 308 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Historically, substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business was supplied by our Big Spring refinery. As a result of the February 18, 2008 fire at our Big Spring refinery, branded marketing primarily acquired motor fuel from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008. We market gasoline and diesel under the FINA brand name through a network of approximately 650 locations, including our convenience stores. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 300 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
(2) Summary of Significant Accounting Policies
     (a) Basis of Presentation
     The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (b) Adoption of New Accounting Standards
     As previously disclosed in Alon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Alon adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS No. 160”), effective January 1, 2009. SFAS No. 160 requires retrospective reclassification for all periods presented for non-controlling interests (previously referred to as minority interests) to the equity section of the consolidated balance sheets and changes in the presentation of income in the consolidated statements of operations.
     These consolidated financial statements present changes required under SFAS No. 160 for periods prior to the adoption as of January 1, 2009. For further information on the impacts of the adoption of SFAS No. 160 on our consolidated financial statements, refer to “— (w) New Accounting Standards and Disclosures”.
     (c) Use of Estimates
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
     (d) Revenue Recognition
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
     Alon’s present excise taxes on sales by Alon’s retail and branded marketing segment is presented on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the consolidated statements of operations. All other excise taxes are presented on a net basis in the consolidated statements of operations.
     (e) Cost Classifications
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
     Interest expense consists of interest expense, letters of credit and financing fees, amortization of deferred debt issuance costs and the write-off of unamortized debt issuance costs but excludes capitalized interest.
     (f) Cash and Cash Equivalents
     All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
     (g) Accounts Receivable
     The majority of accounts receivable is due from companies in the petroleum industry. Credit is extended based on evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, are required. Credit losses are charged to reserve for bad debts when accounts are deemed uncollectible. Reserve for bad debts is based on a combination of current sales and specific identification methods.
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
     (i) Hedging Activity
     All derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at their fair value. Alon generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. Alon has elected not to designate these commodity contracts as cash flow hedges for financial accounting purposes. Accordingly, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales.
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
     (j) HEP Investment
     The investment in Holly Energy Partners, LP (“HEP”) consists of 937,500 of subordinated class B limited partnership units in HEP and is accounted for under the equity method. These units may be converted into common units after March 2010, or before as described in the limited partnership agreement. The fair market value of 937,500 HEP common units as of December 31, 2009 was $36,482.
     (k) Property, Plant, and Equipment
     The carrying value of property, plant, and equipment includes the fair value of the asset retirement obligation and has been reflected in the consolidated balance sheets at cost, net of accumulated depreciation.
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
     (m) Asset Retirement Obligations
     Alon uses SFAS No. 143, Accounting for Asset Retirement Obligations (superseded by Accounting Standards Codification (“ASC”) topic 410-20), which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. Alon also uses Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Retirement Obligations (“FIN 47”) (superseded by ASC topic 410-20), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated (Note 13).
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
     (o) Income Taxes
     Alon accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     (p) Stock-Based Compensation
     Alon uses the grant date fair-value based method for calculating and accounting for stock-based compensation.
     Alon previously accounted for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess of the estimated fair value of the common stock over the exercise price and was recognized over the scheduled vesting period on an accelerated basis. All pre-initial public offering (“IPO”) stock-based awards continue to be accounted for using the intrinsic value method.
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
     Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed and determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable (Note 12). Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.
     (r) Earnings Per Share
     Earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average of the common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the period (Note 19).
     (s) Other Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net income (loss), such as defined benefit pension plan adjustments and gains and losses related to certain derivative instruments. The balance in other comprehensive income (loss), net of tax reported in the consolidated statements of stockholders’ equity consists of defined benefit pension plans, fair value of interest rate swap adjustments, and the fair value of commodity derivative contract adjustments.
     (t) Defined Benefit Pension and Other Postretirement Plans
     Alon recognizes the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or a liability in the statement of financial position and recognizes changes in that funded status through comprehensive income in the year the changes occur.
     (u) Commitments and Contingencies
     Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (w) New Accounting Standards and Disclosures
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”) (superseded by ASC topic 105-10-5). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have any effect on Alon’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (superseded by ASC topic 855-10-5). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. There was no effect on Alon’s results of operations or financial position, and the required disclosures are included in Note 23.
     In December 2008, FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plans (“FSP FAS 132(R)-1”), which amends FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers disclosures about plan assets of defined benefit pension or other postretirement plan. The disclosures are intended to provide users of financial statements an understanding of the determination of investment allocations, the major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, and significant concentrations of credit risk with plan assets. FSP FAS 132(R)-1 is effective for years ending after December 15, 2009. Since FSP FAS 132(R)-1 only affects disclosure requirements, there was no effect on Alon’s results of operations or financial position.
     In November 2008, the FASB ratified its consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations. The scope of the Issue applies to all investments accounted for under the equity method. The Issue covers the initial measurement of an equity method investment, recognition of other-than-temporary impairments, and the effects on ownership of the investor due to the issuance of shares by the investee. The Issue is effective for fiscal years beginning after December 15, 2008. The adoption did not have any effect on Alon’s consolidated financial statements.
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
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption did not have any effect on Alon’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS No. 161”) (superseded by ASC topic 815-10-65), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. The statement is

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. There was no effect on Alon’s results of operations or financial position, and the required disclosures are included in Note 8.
     Effective January 1, 2008, Alon adopted the provisions of SFAS No. 157, Fair Value Measurements (superseded by ASC topic 741-10), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.
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
     In December 2007, the FASB issued SFAS No. 160, which requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity and changes the presentation of income in the consolidated statements of operations. For consolidated subsidiaries that are less than wholly-owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of income attributable to non-controlling interests is presented as non-controlling interest in income (loss) of subsidiaries in the consolidated statements of operations and the portion of total equity of such subsidiaries is presented as non-controlling interest in subsidiaries in the consolidated balance sheets. Additionally, SFAS No. 160 requires that comprehensive income (loss) be attributed to non-controlling interests. SFAS No. 160 was effective for periods beginning on or after December 15, 2008 and earlier application was prohibited.
     As previously mentioned in Note 2(b), Alon adopted the provisions of SFAS No. 160 effective January 1, 2009. SFAS No. 160 requires comparative period information to be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures.
     The effect of the adoption of SFAS No. 160 on the consolidated balance sheet as of December 31, 2008 is summarized below:

	December 31,		December 31,
	2008	Adjustments	2008
	(as previously
	reported)		(recast)
Total stockholders’ equity	$431,919	$2,732	$434,651
Non-controlling interest in subsidiaries (1)	—	17,916	17,916
Preferred stock of subsidiary including accumulated dividends (1)	—	84,300	84,300

Total equity	$431,919	$104,948	$536,867

(1)	Previously reported outside of equity.
     The adjustments reflect the attribution of unrealized gains or losses historically recorded to accumulated other comprehensive loss, net of income tax, to non-controlling interest in subsidiaries, and the reclassification of non-controlling interest in subsidiaries and preferred stock of subsidiary including accumulated dividends, into equity.
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
     (3) Big Spring Refinery Fire
     On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire have been completed.
     Alon’s insurance policies at the time of the fire provided a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also had third party liability insurance which provided coverage with a limit of $150,000 and a $5,000 deductible.
     For purposes of financial reporting, Alon recorded costs associated with the fire on a pre-tax basis net of anticipated insurance recoveries and reflected this as a separate line item on the consolidated statements of operations. For the year ended December 31, 2008, Alon recorded pre-tax costs of $56,854 associated with the fire. The components of net costs associated with fire as of December 31, 2008 include: $51,064 for expenses incurred from pipeline commitment deficiencies, crude sale losses and other incremental costs; $5,000 for Alon’s third party liability insurance deductible under the insurance policy described above; and depreciation for the temporarily idled facilities of $790.
     Alon received $330,000 of insurance proceeds on work performed through December 31, 2008 and $55,000 for business interruption recovery as a result of the fire with all proceeds received in 2008 and January 2009.
     With the insurance proceeds received of $330,000 an involuntary pre-tax gain on conversion of assets was recorded of $279,680 for the proceeds received in excess of the book value of the assets impaired of $25,330 and demolition and repair expenses of $24,990 incurred through December 31, 2008. Pre-tax income of $55,000 was also recorded in 2008 for business interruption recovery.
     (4) Acquisitions
          Krotz Springs Refinery Acquisition
     On July 3, 2008, Alon completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The effective date of the acquisition was July 1, 2008. The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories (the “Purchase Price”). The completion of the Krotz Springs refinery acquisition increased Alon’s crude refining capacity by 50% to approximately 250,000 bpd including our refineries located on the West Coast and in West Texas.
     The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southern and Eastern United States markets through a pipeline operated by the Colonial product pipeline system. Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
     The cash portion of the Purchase Price and working capital payment were funded in part by borrowings under a $302,000 term loan credit facility and borrowings under a $400,000 revolving credit facility (Note 15).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     Additionally, funds for a portion of the Purchase Price were provided through an $80,000 equity investment by Alon Israel Oil Company, Ltd., the Company’s majority stockholder, in preferred stock of a new Alon holding company subsidiary, which may be exchanged for shares of Alon common stock (Note 17). The shares of the new subsidiary have a par value of $1,000.00 per share and accrue dividends at a rate of 10.75% per annum. The dividends are cumulative and paid upon approval of Alon’s board of directors. In addition, Alon Israel Oil Company, Ltd. provided for the issuance of $55,000 in letters of credit to support increased borrowing capacity under the $400,000 revolving credit facility. A committee of independent and disinterested members of Alon’s board of directors negotiated and approved these transactions.
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

     In connection with the acquisition, Alon entered into an earnout agreement with Valero, dated as of July 3, 2008, that provided for up to three annual payments to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve month periods following the acquisition. In August 2009, Alon amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, Alon has paid Valero approximately $19,688 in 2009 and has agreed to pay Valero an additional sum of $15,312 in seven installments of approximately $2,188 per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35,000. As a result, $35,000 is reflected as an addition to property, plant and equipment with increases of $8,750 to accrued liabilities and $6,562 to other non-current liabilities on the consolidated balance sheet at December 31, 2009 after giving effect to the 2009 payments.
     Alon and Valero also entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low-sulfur diesel, jet fuel, light cycle oil, high sulfur diesel, No. 2 blendstock, butane/butylene, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low-sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products (each such term beginning October 2008).
     Unaudited Pro Forma Financial Information
     The consolidated statements of operations include the results of the Krotz Springs refinery acquisition from July 1, 2008. The following unaudited pro forma financial information for Alon assumes:
•	The acquisition of the Krotz Springs refining business occurred on January 1, 2008;

•	$302,000 of term debt and $141,494 of borrowings under the revolving credit facility was incurred on January 1, 2008 to fund the acquisition and buy initial inventories; and

•	Depreciation expense was higher beginning January 1, 2008 based upon the revaluation of estimated asset values as of that date.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)

	Year Ended
	December 31,
	2009	2008
		(pro forma)
Net sales	$3,915,732	$6,696,335
Operating income (loss)	(80,836)	167,096
Net income (loss) available to common stockholders	(115,156)	31,027
Earnings (loss) per share, basic	$(2.46)	$0.66

Earnings (loss) per share, diluted	$(2.46)	$0.66

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
     (c) Retail and Branded Marketing Segment
     Alon’s retail and branded marketing segment operates 308 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States through a network of approximately 650 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business have been supplied by Alon’s Big Spring refinery. As a result of the February 18, 2008 fire, branded marketing primarily acquired motor fuels from third-party suppliers during the period the refinery was down and continued to acquire motor fuels to a lesser extent when the refinery began partial production on April 5, 2008 through September 30, 2008.
     (d) Corporate
     Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarter operating and depreciation expenses.
     Segment data as of and for the years ended December 31, 2009, 2008, and 2007 is presented below.

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Year ended December 31, 2009	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$2,666,596	$440,915	$808,221	$—	$3,915,732
Intersegment sales/purchases	692,447	(233,212)	(459,235)	—	—
Depreciation and amortization	76,252	6,807	13,464	724	97,247
Operating income (loss)	(86,533)	(654)	7,832	(1,481)	(80,836)
Total assets	1,757,436	172,995	185,185	17,173	2,132,789
Capital expenditures to rebuild the Big Spring refinery	46,769	—	—	—	46,769
Turnaround, chemical catalyst and capital expenditures	96,254	2,579	3,822	3,704	106,359

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Year ended December 31, 2008	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$3,282,166	$647,221	$1,227,319	$—	$5,156,706
Intersegment sales/purchases	1,269,603	(369,505)	(900,098)	—	—
Depreciation and amortization	50,047	2,139	13,674	894	66,754
Operating income (loss)	128,772	97,442	(1,239)	(1,498)	223,477
Total assets	1,973,324	231,921	193,815	14,373	2,413,433
Capital expenditures to rebuild the Big Spring refinery	362,178	—	—	—	362,178
Turnaround, chemical catalyst and capital expenditures	67,534	644	2,928	1,208	72,314

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Year ended December 31, 2007	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$2,624,698	$642,937	$1,274,516	$—	$4,542,151
Intersegment sales/purchases	1,465,909	(502,924)	(962,985)	—	—
Depreciation and amortization	44,107	2,145	10,245	906	57,403
Operating income (loss)	165,073	(1,671)	24,146	(1,429)	186,119
Total assets	1,086,020	238,423	237,015	19,928	1,581,386
Turnaround, chemical catalyst and capital expenditures	38,511	2,167	9,797	1,571	52,046
     Operating income (loss) for each segment consists of net sales less cost of sales; direct operating expenses; selling, general and administrative expenses; depreciation and amortization; and gain (loss) on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
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
     Alon must determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, Alon utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy. Alon generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2009 and 2008, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
Year ended December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Futures and forwards	$322	$—	$—	$322
Commodity swaps	—	89	—	89
Liabilities:
Commodity swaps	—	9,983	—	9,983
Interest rate swaps	—	16,933	—	16,933

Year ended December 31, 2008
Assets:
Commodity swaps	$—	$117,485	$—	$117,485
Liabilities:
Futures and forwards	1,197	—	—	1,197
Commodity swaps	—	25,473	—	25,473
Interest rate swaps	—	26,100	—	26,100
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
     At December 31, 2009, Alon held futures contracts for purchases and sales of 240,000 barrels of crude oil at an average price of $73.26 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $322 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2009.
     At December 31, 2009, Alon held futures contracts for 364,800 barrels of heating oil swaps at an average spread of $11.38 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $89 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2009.
     At December 31, 2009, Alon held futures contracts for purchases and sales of 278,322 barrels of crude oil at an average price of $77.99 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $9,983 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2009.
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
     At December 31, 2008, Alon held futures contracts for 672,000 barrels of crude oil at an average price of $89.34 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $25,473 has been included in cost of sales in the consolidated statements of operations for the year ended December 31, 2008.
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
     Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of December 31, 2009, Alon had interest rate swap agreements with a notional amount of $350,000 with remaining periods ranging from less than a year to three years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
     For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the years ended December 31, 2009 and 2008, Alon recognized in accumulated other comprehensive income an unrealized after-tax gain of $5,960 and an unrealized after-tax loss of $16,272; respectively, for the fair value measurement of the interest rate swap. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
     For the years ended December 31, 2009 and 2008, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
     Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery (Note 4), Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. The current portion of the mark-

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
to-market adjustment of $75,405 was recorded to prepaid expenses and other current assets and the non-current portion of $42,080 was recorded to other assets in the consolidated balance sheet at December 31, 2008.
     At the time Alon discontinued hedge accounting for the commodity derivative contracts, the balance in accumulated other comprehensive income was $1,313. After-tax gains of $3,409 and $2,467 have been reclassified from accumulated other comprehensive income to earnings since the discontinuance of cash flow hedge accounting for the years ended December 31, 2009 and 2008, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the 10 month period beginning January 1, 2010 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
     The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

December 31,
Counterparty Credit Quality (1)	2009

AAA	$322
AA	(17,856)
A	(8,971)
Lower than A	—

Total	$(26,505)

(1)	As determined by nationally recognized statistical ratings organizations.
     The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under FAS 133:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$411	Accrued liabilities	$(9,983)

Total derivatives not designated as hedging instruments under FAS 133		$411		$(9,983)

Derivatives designated as hedging instruments under FAS 133:

Interest rate swaps		$—	Other non-current liabilities	$(16,933)

Total derivatives designated as hedging instruments under FAS 133		—		(16,933)

Total derivatives		$411		$(26,916)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
		Gain (Loss) Reclassified from		Portion and Amount
Cash Flow Hedging	Gain (Loss)	Accumulated OCI into Income		Excluded from
Relationships	Recognized in OCI	(Effective Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$5,409	$—
Interest rate swaps	9,167	Interest expense	(14,590)	—

Total derivatives	$9,167		$(9,181)	$—

Derivatives not designated as hedging instruments
under FAS 133:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Year Ended December 31, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(14,325)
Commodity contracts (heating oil swaps)	Cost of sales	48,956
Commodity contracts (SPR swaps)	Cost of sales	(11,058)

Total derivatives		$23,573

     (9) Accounts and Other Receivables
     Financial instruments that potentially subject Alon to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the ongoing credit assessment of Alon’s customer base and a lack of concentration in Alon’s customer base. Alon performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero and BP North America were the only customers that accounted for more than 10% of Alon’s net sales for any year in the three-year period ended December 31, 2009. As part of the Krotz Springs refinery acquisition, Alon and Valero entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. Alon’s allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.
     Alon’s accounts and other receivables at December 31, 2009 and 2008 consisted of:

	December 31,
	2009	2008
Trade accounts receivable	$115,063	$172,513
Insurance receivable	—	34,125
Other receivables	11,898	18,782

Total accounts and other receivables	$126,961	$225,420

     Alon received insurance proceeds of $34,125 in January 2009.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The following table sets forth the allowance for doubtful accounts for the years 2009, 2008, and 2007.

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Expense (1)	Deductions (2)	of Period
	(amounts in thousands)
Allowance for doubtful accounts:
2009	$20,844	3,300	(277)	$23,867
2008	$1,593	20,122	(871)	$20,844
2007	$1,251	161	181	$1,593

(1)	Substantially all of the additions charged to expense in 2009 and 2008 relate to the SEMGroup, LP bankruptcy.

(2)	Amounts written off net of recoveries.
     (10) Inventories
     Alon’s inventories are stated at the lower of cost or market. Cost is determined under the LIFO method for crude oil, refined products, asphalt, and blendstock inventories. Materials and supplies are stated at average cost. Cost for convenience store merchandise inventories is determined under the retail inventory method and cost for convenience store fuel inventories is determined under the FIFO method.
     Carrying value of inventories consisted of the following:

	December 31,
	2009	2008
Crude oil, refined products, asphalt and blendstocks	$150,370	$192,997
Crude oil, inventory consigned to others	22,558	—
Materials and supplies	18,069	16,456
Store merchandise	18,856	19,875
Store fuel	5,146	2,992

Total inventories	$214,999	$232,320

     Crude oil, refined products, asphalt, and blendstock inventories totaled 3,301 barrels and 4,003 barrels as of December 31, 2009 and 2008, respectively. A reduction of inventory volumes during 2009, 2008, and 2007 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $10,169 in 2009, $4,133 in 2008, and $4,601 in 2007.
     Market values of crude oil, refined products, asphalt, and blendstock inventories exceeded LIFO costs by $100,496 and $4,022 at December 31, 2009 and 2008, respectively.
     (11) Property, Plant, and Equipment, Net
     Property, plant, and equipment consisted of the following:

	December 31,
	2009	2008
Refining facilities	$1,535,841	$1,430,896
Pipelines and terminals	39,213	39,161
Retail	137,150	134,263
Other	16,747	13,052

Property, plant and equipment, gross	1,728,951	1,617,372
Less accumulated depreciation	(251,525)	(168,413)

Property, plant and equipment, net	$1,477,426	$1,448,959

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The useful lives on depreciable assets used to determine depreciation expense were as follows:

Refining facilities	3 — 20 years; average 18 years
Pipelines and terminals	5 — 25 years; average 23 years
Retail	5 — 40 years; average 8 years
Other	3 — 15 years; average 5 years
     Alon capitalized interest of $1,692 and $3,417 for the years ended December 31, 2009 and 2008, respectively. No interest was capitalized for the year ended December 31, 2007.
     (12) Other Assets
     Other assets consisted of the following:

	December 31,
	2009	2008
Deferred turnaround and chemical catalyst cost	$24,387	$11,684
Environmental receivables	3,448	8,524
Deferred debt issuance costs	25,822	35,648
Intangible assets	8,516	7,055
Deposit for hedge related activities for Krotz Springs refinery acquisition	—	50,000
Commodity swaps	—	42,080
Other	8,359	12,207

Total other assets	$70,532	$167,198

     In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“FINA”) in August 2000, FINA agreed to indemnify Alon for the costs of environmental investigations, assessments, and clean-ups of known conditions that existed at the acquisition date. Such indemnification is limited to an aggregate of $20,000 over a ten-year period. Annual indemnification is limited to a ceiling of $5,000 except that the ceiling may be increased by the amount (up to $5,000) in cases by which the previous year’s ceiling exceeded actual costs. FINA retains liability for third-party claims received within ten years of the acquisition alleging personal injury or property damage resulting from FINA’s use of the acquired assets prior to the acquisition. Paramount Petroleum Corporation also has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm. Alon has recorded current receivables of $2,593 and $2,815 and non-current receivables of $3,448 and $8,524 at December 31, 2009 and 2008, respectively, and corresponding accrued environmental liabilities (Note 21).
     Debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of debt issuance costs was $7,112, $4,128, and $2,093 for the years ended December 31, 2009, 2008, and 2007, respectively, and is recorded as interest expense in the consolidated statements of operations. Additionally, $20,482 of unamortized debt issuance costs was written off in 2009 (Note15).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (13) Accrued Liabilities and Other Non-Current Liabilities
     Accrued liabilities and other non-current liabilities at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$20,205	$27,789
Employee costs	6,716	4,884
Commodity swaps	9,983	26,670
Valero earnout liability (Note 4)	8,750	—
Other	46,726	51,974

Total accrued liabilities	$92,380	$111,317

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net (Note 14)	$34,902	$35,989
Environmental accrual (Note 21)	27,350	33,181
Asset retirement obligations	8,789	8,386
Interest rate swap valuations	16,933	26,100
Valero earnout liability (Note 4)	6,562	—
Other	540	534

Total other non-current liabilities	$95,076	$104,190

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
     The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Balance at beginning of year	$8,386	$7,378
Accretion expense	421	342
Additional accretion due to change in risk free interest rate	—	—
Retirements	(90)	(150)
Additions	72	816

Balance at end of year	$8,789	$8,386

Approximately $816 of the additions relates to the acquisition in 2008 (Note 4).
     (14) Employee and Postretirement Benefits
     (a) Retirement Plans
     Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees and employees of SCS. The benefits are based on years of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
service and the employee’s final average monthly compensation. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future.
     The measurement dates used to determine pension benefit measures for the pension plan is December 31, 2009 and 2008. Financial information related to Alon’s pension plans is presented below.

	Pension Benefits
	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$56,213	$45,409
Service cost	3,347	2,307
Interest cost	3,362	2,889
Plan participants contributions	—	—
Plan amendments	—	276
Actuarial loss (gain)	3,467	6,767
Benefits paid	(1,616)	(1,435)

Projected benefit obligations at end of year	$64,773	$56,213

Change in plan assets:
Fair value of plan assets at beginning of year	23,834	35,324
Actual (loss) gain on plan assets	7,100	(13,380)
Employer contribution	4,165	3,325
Plan participants contributions	—	—
Benefits paid	(1,616)	(1,435)

Fair value of plan assets at end of year	$33,483	$23,834

Reconciliation of funded status:
Fair value of plan assets at end of year	$33,483	$23,834
Less projected benefit obligations at end of year	64,773	56,213

Under-funded status at end of year	$(31,290)	$(32,379)

     The pre-tax amounts related to our defined benefit plans recognized in our consolidated balance sheets as of December 31, 2009 and 2008 were as follows:

	Pension Benefits
	2009	2008
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(31,290)	$(32,379)

     The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2009	2008
Net actuarial loss	$(32,178)	$(33,563)
Prior service credit	545	603

Total	$(31,633)	$(32,960)

     The following amounts included in accumulated other comprehensive income (loss) as of December 31, 2009 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2010:

Pension
Benefits
Amortization of prior service cost (credit)	$(58)
Amortization of loss	1,599

Total	$1,541

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     As of December 31, 2009 and 2008, the accumulated benefit obligation for each of Alon’s pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	December 31,
	2009	2008
Projected benefit obligation	$64,773	$56,213
Accumulated benefit obligation	58,022	48,460
Fair value of plan assets	33,483	23,834
     The weighted-average assumptions used to determine benefit obligations at December 31, 2009, 2008, and 2007 were as follows:

	Pension Benefits
	2009	2008	2007
Discount rate	5.93%	6.07%	6.46%
Rate of compensation increase	2.50%	3.50%	3.50%
     The discount rate used reflects the expected future cash flow based on Alon’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Citigroup Pension Liability Index yield curve for the fiscal year end. The Citigroup yield curve has been used because it is well documented, and has been specifically designed to help pension funds comply with statutory funding guidelines.
     The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Pension Benefits
	2009	2008	2007
Discount rate	6.07%	6.46%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%	3.50%
     Alon’s overall expected long-term rate of return on assets is 9.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods are as follows:

	Pension Benefits
	Year Ended December 31
	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$3,347	$2,307	$1,979
Interest cost	3,362	2,889	2,568
Amortization of prior service costs	(58)	(78)	(41)
Expected return on plan assets	(3,359)	(3,284)	(2,809)
Recognized net actuarial loss	1,109	481	766

Net periodic benefit cost	$4,401	$2,315	$2,463

     Plan Assets
     The weighted-average asset allocation of Alon’s pension benefits at December 31, 2009 and 2008 was as follows:

	Pension Benefits
	Plan Assets
	2009	2008
Asset Category:
Equity securities	78.0%	74.0%
Debt securities	13.0%	16.0%
Real estate investment trust	9.0%	10.0%

Total	100.0%	100.0%

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The fair value of Alon’s pension assets by category as of December 31, 2009 were as follows:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
Year ended December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities:
U.S companies	$20,658	$—	$—	$20,658
International companies	5,488	—	—	5,488

Debt securities:
Preferred securities	2,118	—	—	2,118
Bond & mortgage backed securities	—	2,197	—	2,197

Real estate securities	3,022			3,022

Total	$31,286	$2,197	$—	$33,483

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
     Cash Flows
     Alon contributed $4,165 and $3,325 to the pension plan for the years ended December 31, 2009 and 2008, respectively, and expects to contribute $6,706 to the pension plan in 2010. There were no employee contributions to the plans.
     The benefits expected to be paid in each year 2010 — 2014 are $1,920; $2,522; $2,405; $2,823 and $3,200, respectively. The aggregate benefits expected to be paid in the five years from 2015 — 2019 are $22,840. The expected benefits are based on the same assumptions used to measure Alon’s benefit obligation at December 31, 2009 and include estimated future employee service.
      Alon sponsors a 401(k) plan in which employees of Alon’s retail marketing segment may participate by contributing up to 50% of their pay after completing three months of service. Alon matches from 1% to 4.5% of employee compensation. This match is limited to 4.5% of employee pay with full vesting of matching and contributions occurring after two years of service. Alon’s contribution for the years ended December 31, 2009 and 2008 was $343 and $518, respectively.
     For Alon’s Krotz Springs refining employees, Alon sponsors a 401(k) savings plan available to all employees. In 2008 and 2009 Alon matched 75% of individual participant contributions up to 8% of compensation. This match was limited to 6% of employee pay. Alon’s contribution for the years ended December 31, 2009 and 2008 was $1,025 and $457, respectively. Starting in 2010, Alon no longer matches 401(k) contributions for Krotz Springs employees.
     For West Coast employees, Alon sponsors a 401(k) savings plan available to all employees who are at least 21 years of age. Participants may contribute a minimum of 1% up to a maximum of 50% of base pay subject to limits established by the Internal Revenue Service. Alon matches 100% of individual participant contributions based on the first 6% of compensation with full vesting of matching and contributions occurring after two years of service. Alon’s contribution for the years ended December 31, 2009 and 2008 was $1,678 and $1,457, respectively.
     (b) Postretirement Medical Plan
     In addition to providing pension benefits, Alon adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who meet eligibility requirements in the plan documents. The health care benefits in excess of certain limits are insured. The accrued benefit liability reflected in the consolidated balance sheets was $3,837 and $3,775 at December 31, 2009 and 2008, respectively, related to this plan.
     As of December 31, 2009, the total accumulated postretirement benefit obligation under the postretirement medical plan was $3,613.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (15) Long-Term Debt
     Long-term debt consisted of the following:

	December 31,
	2009	2008
Term loan credit facilities	$434,250	$739,810
Revolving credit facilities	216,577	276,818
Senior secured notes	205,693	—
Retail credit facilities	80,504	86,941

Total debt	937,024	1,103,569
Less current portion	(10,946)	(28,397)

Total long-term debt	$926,078	$1,075,172

     (a) Alon USA Energy, Inc. Credit Facilities
     Term Loan Credit Facility. Alon has a term loan (the “Alon Energy Term Loan”) that will mature on August 2, 2013. Principal payments of $4,500 per annum are paid in quarterly installments, subject to reduction from mandatory events.
     Borrowings under the Alon Energy Term Loan bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate.
     The Alon Energy Term Loan is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition (Note 4). The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of Alon’s retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
     The Alon Energy Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
     At December 31, 2009 and 2008, the Alon Energy Term Loan had an outstanding balance of $434,250 and $437,810, respectively.
     Letters of Credit Facilities.
      On July 30, 2008, Alon entered into an unsecured credit facility for the issuance of letters of credit in an amount not to exceed $60,000. Letters of credit under this facility were used by Alon to support the purchase of crude oil for the Big Spring refinery. This facility was terminated by Alon in May 2009. At December 31, 2008, Alon had $51,283 of outstanding letters of credit under this credit facility.
      On March 9, 2010, Alon entered into a credit facility for the issuance of letters of credit in an amount not to exceed $60,000 and with a sub-limit for borrowings not to exceed $30,000. This facility will terminate on January 31, 2013.
     (b) Alon USA, LP Credit Facilities
     Revolving Credit Facility. Alon has a $240,000 revolving credit facility (the “Alon USA LP Credit Facility”) that will mature on January 1, 2013. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
     Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
     The Alon USA LP Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), a subsidiary of Alon, and

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and those of Alon’s retail subsidiaries and (ii) a second lien on Alon’s fixed assets excluding assets held by Alon Holdings (excluding Alon Logistics), those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
     The Alon USA LP Credit Facility contains certain restrictive covenants including financial covenants.
     Borrowings of $88,000 and $118,000 were outstanding under the Alon USA LP Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the Alon USA LP Credit Facility were $128,963 and $30,561, respectively.
     (c) Paramount Petroleum Corporation Credit Facility
     Revolving Credit Facility. Paramount Petroleum Corporation has a $300,000 revolving credit facility (the “Paramount Credit Facility”) that will mature on February 28, 2012. The Paramount Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
     Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at December 31, 2009, the margin was 1.75%.
     The Paramount Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics).
     The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
     Borrowings of $45,290 and $11,713 were outstanding under the Paramount Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the Paramount Credit Facility were $17,999 and $12,212, respectively.
     (d) Alon Refining Krotz Springs, Inc. Credit Facilities
     Term Loan Credit Facility. On July 3, 2008, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $302,000 Term Loan Agreement (the “Krotz Term Loan”).
     On April 9, 2009, ARKS and Alon Refining Louisiana, Inc. (“ARL”) entered into a first amendment agreement to the Krotz Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge and use the proceeds of $133,581 to reduce the Krotz Term Loan principal balance.
     In October 2009, ARKS made a prepayment of $163,819, representing the outstanding principal balance of the Krotz Term Loan, with the proceeds received from the issuance of the ARKS senior secured notes (see “Senior Secured Notes”). As a result of the prepayment of the Krotz Term Loan, a write-off of unamortized debt issuance costs of $20,482 is included as interest expense in the consolidated statements of operations for the year ended December 31, 2009.
     At December 31, 2008, the Krotz Term Loan had an outstanding balance of $302,000.
     Senior Secured Notes. In October 2009, ARKS issued $216,500 in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     ARKS received gross proceeds of $205,365 from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, ARKS prepaid in full all outstanding obligations under the Krotz Term Loan. The remaining proceeds from the offering may be used for general corporate purposes.
     The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on ARKS’ property, plant and equipment and a second priority lien on ARKS’ cash, accounts receivable and inventory.
     The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain financial covenants.
     Additionally, ARKS must under certain circumstances offer to purchase some of the Senior Secured Notes at par plus accured interest or at 101% if excess cash flow is generated if assets are sold. If there is a change of control, then the holders of the Senior Secured Notes may require ARKS to purchase the Senior Secured Notes at a price of 101%. Additionaly, ARKS may redeem up to 35% of the aggregate principal amount outstanding with the proceeds of certain equity offerings.
     The Senior Secured Notes are also redeemable by ARKS on or after October 15, 2012 at par, accrued interest and Special Interest.
     On February 13, 2010, ARKS announced that it had exchanged $215,920 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered and will not have any of the transfer restrictions or other related matters as in the Senior Secured Notes.
     At December 31, 2009, the Senior Secured Notes had an outstanding balance of $205,693, net of unamortized discount of $10,807. Alon is amortizing the original issue discount using the effective interest method over the life of the Senior Secured Notes.
     Revolving Credit Facility. On July 3, 2008, ARKS entered into a revolving credit facility agreement (the “ARKS Facility”) that had a maturity of July 3, 2013. The ARKS Facility had an original commitment of $400,000, was reduced in December 2008 to $300,000, and in April 2009 to $250,000. The ARKS Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility.
     On December 18, 2008, ARKS entered into an amendment to the ARKS Facility with its lender. This amendment increased the applicable margin, amended certain elements of the borrowing base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400,000 to $300,000. Under these circumstances, the facility limit will be the lesser of $300,000 or the amount of the borrowing base, although the amendment contains a feature that will allow for an increase in the facility size to $400,000 subject to approval by both parties.
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
     The ARKS credit facility was also amended on October 22, 2009 to allow for the issuance of the Senior Secured Notes, certain Indenture provisions and certain hedging transactions. The amendment also adjusted certain elements of the Borrowing Base definition as well as the delivery of the Borrowing Base certification.
     Borrowings under the ARKS Facility bear interest at a rate based on a margin over the Eurodollar rate based on a fixed charge coverage ratio. Currently that margin is 4.0%.
     This ARKS Facility is guaranteed by ARL and is secured by a first lien on cash, accounts receivable, and inventory of ARKS and ARL and a second lien on the remaining assets.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The ARKS Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments. Additionally, the ARKS Facility contains one financial covenant.
     Borrowings of $83,287 and $147,105 were outstanding under the ARKS Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the ARKS Facility were $2,765 and $68,273, respectively.
     On March 15, 2010, ARKS terminated the ARKS Facility and repaid all outstanding amounts thereunder. On March 15, 2010, ARKS also entered into a new $65,000 credit facility with the lenders party thereto and Bank Hapoalim B.M., as administrative agent. ARKS borrowed $65,000 and used approximately $51,000 to repay the outstanding amounts under the ARKS Facility that was terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%. ARKS will use the new credit facility as a bridge facility that will terminate on June 15, 2010. ARKS’ Board of Directors has approved an entrance into a new multi year facility with another financial institution which is expected to close by March 31, 2010. This multi year facility compared to the ARKS Facility is expected to reduce borrowing costs and to eliminate the existing limitation on the Krotz Springs refinery throughput.
     (e) Retail Credit Facilities
     Southwest Convenience Stores, LLC (“SCS”), a subsidiary of Alon, has a credit agreement (the “SCS Credit Agreement”) that will mature on July 1, 2017. Monthly principal payments are based on a 15-year amortization term.
     Borrowings under the SCS Credit Agreement bear interest at a Eurodollar rate plus 1.50% per annum.
     Obligations under the SCS Credit Agreement are jointly and severally guaranteed by Alon, Alon USA Interests, LLC, Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the SCS Credit Agreement are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
     The SCS Credit Agreement also contains customary restrictive covenants on its activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The SCS Credit Agreement also includes one annual financial covenant.
     At December 31, 2009 and 2008, the SCS Credit Agreement had an outstanding balance of $79,694 and $86,028, respectively, and there were no further amounts available for borrowing.
     (f) Other Retail Related Credit Facilities
     In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2009 and 2008, the outstanding balances were $810 and $913, respectively.
     (g) Maturity of Long-Term Debt
     The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2009 are as follows: 2010 — $10,946; 2011 — $10,954; 2012 — $56,238; 2013 — $598,458; 2014 — $212,075 and thereafter — $48,353.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (h) Interest and Financing Expense
     Interest and financing expense included the following:

	December 31,
	2009	2008	2007
Interest expense	$63,627	$56,706	$39,559
Letters of credit and finance charges	21,280	10,133	6,095
Amortization of debt issuance costs (includes write-off of unamortized debt issuance costs in 2009 of $20,482)	27,594	4,128	2,093
Amortization of original issuance discount	328	—	—
Capitalized interest	(1,692)	(3,417)	—

Total interest expense	$111,137	$67,550	$47,747

     (16) Income Taxes
     Income tax expense (benefit) included the following:

	December 31,
	2009	2008	2007
Current:
Federal	$(60,282)	$(117,679)	$49,237
State	856	2,663	(54)

Total current	(59,426)	(115,016)	49,183

Deferred:
Federal	4,675	170,869	(2,762)
State	(10,126)	6,928	(222)

Total deferred	(5,451)	177,797	(2,984)

Income tax expense (benefit)	$(64,877)	$62,781	$46,199

     A reconciliation between the income tax expense (benefit) computed on pretax income (loss) at the statutory federal rate and the actual provision for income tax expense (benefit) is as follows:

	December 31,
	2009	2008	2007
Computed expected tax expense (benefit)	$(58,479)	$54,567	$54,640
State and local income taxes, net of federal benefit	(6,705)	6,234	(4,960)
Deduction for qualified production income	1,972	4,343	(3,403)
Other, net	(1,665)	(2,363)	(78)

Income tax expense (benefit)	$(64,877)	$62,781	$46,199

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

	December 31,
	2009	2008
Deferred income tax assets:
Accounts receivable, allowance	$212	$352
Accrued liabilities and other	2,720	10,735
Post retirement benefits	13,262	12,416
Non-current accrued liabilities and other	23,003	4,125
Net operating loss carryover	23,337	17,062
Tax credits	1,815	1,583
Other	612	736

Deferred income tax assets	64,961	47,009

Deferred income tax liabilities:
Deferred charges	(91)	(1,938)
Unrealized Gains	(33,725)	(54,556)
Property, plant, and equipment	(333,107)	(289,959)
Other non-current	(8,070)	(9,957)
Inventories	(6,226)	(15,085)
Intangibles	(4,180)	—

Deferred income tax liabilities	$(385,399)	$(371,495)

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
     At December 31, 2009, Alon has net operating loss carryforwards for Federal income tax purposes of $19,437 which are available to offset future Federal taxable income through 2026. In addition Alon has net operating loss carryforwards for state and local income tax purposes of $316,016 which are available to offset future state taxable income in various years through 2029.
     Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California, Texas, and Louisiana comprising the majority of the Company’s state income tax. The federal tax years 2000 to 2005 are closed to audit, with 2006 through 2008 remaining open to audit. In general, the state tax years open to audit range from 2002 to 2008. The Company’s liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2009, as there were no unrecognized tax benefits recorded in 2009.
     (17) Related-Party Transactions
     (a) Consulting Agreement
     Alon and Alon Israel are parties to a consulting agreement whereby Alon Israel provides strategic planning and management consulting services to Alon. In July 2005, the term of the agreement was extended until December 31, 2009 and Alon’s payment obligations under the agreement were terminated in exchange for an aggregate payment to Alon Israel of $6,000, $2,000 of which was paid and expensed in 2005 and the remainder of which was paid in January 2006 and amortized over the remaining term of the contract. Alon Israel’s obligations to provide consulting services under the amended agreement remained in effect through the end of the term of the agreement.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (b) Sale of Preferred Shares
     On July 3, 2008, Alon completed the acquisition from Valero of all of the capital stock of Valero Refining Company-Louisiana, a corporation that owned Valero’s refining business and related assets located in Krotz Springs, Louisiana, through ARKS. The purchase price was $333,000 in cash plus approximately $141,494 for working capital, including inventories. The cash portion of the purchase price and working capital payment were funded in part by proceeds from the sale to Alon Israel Oil Company, Ltd., the majority stockholder of Alon, (“Alon Israel”) of 80,000 shares of Series A Preferred Stock, par value $1,000.00 per share (the “Original Preferred Shares”), of ARL, for an aggregate purchase price of $80,000. The sale of the Original Preferred Shares was completed pursuant to the Series A Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of July 3, 2008, by and between ARL and Alon Israel. Pursuant to the terms of the Stock Purchase Agreement, Alon Israel was also required to cause letters of credit in the amount of $55,000 (the “Original L/Cs”) to be issued for the benefit of BOA in order to support the borrowing base of ARKS. Alon Israel issued an additional $25,000 of letters of credit in the first quarter of 2009.
     In connection with the Stock Purchase Agreement, Alon, ARL, Alon Israel and Alon Louisiana Holdings, Inc. (“Alon Louisiana Holdings”), a subsidiary of Alon and the holder of all of the outstanding shares of common stock of ARL, entered into a Stockholders Agreement, dated as of July 3, 2008 and further amended and restated on March 31, 2009, Alon, ARL, Alon Israel and Alon Louisiana Holdings entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) pursuant to which Alon Israel agreed to cause additional letters of credit in an aggregate amount up to $25,000 to be issued for the benefit of ARKS (the “Additional L/Cs” and, together with the Original L/Cs, the “L/Cs”), and Alon Israel was granted an option (the “L/C Option”), exercisable at any time the L/Cs are outstanding (but subject to the terms of the credit facilities and other binding obligations of ARL), to withdraw all or part of the L/Cs and acquire shares of Series A Preferred Stock of ARL at their par value of $1,000.00 per share, in an amount equal to such withdrawn L/Cs (the “L/C Preferred Shares,” and, together with the Original Preferred Shares, the “Preferred Shares”).
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
     On December 31, 2009, Alon Israel, Alon, ARL and Alon Louisiana Holdings, entered into an amendment (the “First Amendment”) to the Stockholders Agreement. The First Amendment provided for (i) the original mandatory exchange date for all Original Preferred Shares to be accelerated from July 3, 2011 to the date of the First Amendment and (ii) the issuance of 7,351,051 shares of Alon common stock to Alon Israel in exchange for the outstanding Original Preferred Shares. 7,351,051 represents the aggregate number of shares of Alon common stock which would have been issued on the original mandatory exchange date of July 3, 2011 determined by dividing

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
(i) the aggregate par value of the outstanding Original Preferred Shares plus the amount of dividends accruing on the Original Preferred Shares through such date, by (ii) $14.3925 (the per share value for the Alon common stock established for purposes of the exchange under the Stockholders Agreement). As a result, $12,900 of dividends on preferred stock of subsidiary was recorded in 2009 relating to the period January 1, 2010 to the original mandatory exchange date of July 3, 2011.
     (18) Stockholders’ Equity
     (a) Common and preferred stock
     The authorized capital stock of Alon consists of 100,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. Issued and outstanding shares of common stock were 54,170,913 and 46,814,021 as of December 31, 2009 and 2008, respectively. There were no issued and outstanding shares of preferred stock as of December 31, 2009 and 2008.
     For the years ended December 31, 2009, 2008, and 2007, activity in the number of common stock was as follows:

Common
Stock
(in thousands)
Balance as of December 31, 2007	46,808
Shares forfeited	—
Shares issued in connection with stock plans (Note 20)	6

Balance as of December 31, 2008	46,814
Shares forfeited	—
Shares issued in connection with stock plans (Note 20)	6
Shares exchanged for preferred stock of subsidiary (Note 17)	7,351

Balance as of December 31, 2009	54,171

     (b) Dividends
     Alon paid regular quarterly cash dividends of $0.04 per share on Alon’s common stock in 2007 on each of the following dates: March 14, 2007; June 14, 2007; September 14, 2007; and December 14, 2007. In connection with Alon’s cash dividend payments to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $468.
     In 2008, Alon paid regular quarterly cash dividends of $0.04 per share on Alon’s common stock on each of the following dates: March 14, 2008; June 13, 2008; September 12, 2008; and December 12, 2008. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $386.
     In 2009, Alon paid regular quarterly cash dividends of $0.04 per share on Alon’s common stock on each of the following dates: April 2, 2009; June 15, 2009; September 15, 2009; and December 15, 2009. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $576.
     (19) Earnings per Share
     Basic earnings per share are calculated as net income available to common stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and SARs using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The calculation of earnings per share, basic and diluted for the years ended December 31, 2009, 2008, and 2007 is as follows:

	December 31
	2009	2008	2007
Net income (loss) available to common stockholders	$(115,156)	$82,883	$103,936
Average number of shares of common stock outstanding	46,829	46,788	46,763
Dilutive restricted shares, SARs, and convertible preferred shares	—	2,795	41

Average number of shares of common stock outstanding assuming dilution	46,829	49,583	46,804

Earnings per share — basic	$(2.46)	$1.77	$2.22

Earnings per share — diluted *	$(2.46)	$1.72	$2.16

*	For the purpose of calculating diluted earnings per share, net income (loss) available to common stockholders was reduced to adjust for the effects of options issued by Alon’s subsidiaries. The adjustment to net income (loss) available to common stockholders for options issued for the calculation of diluted earnings per share for December 31, 2009 was anti-dilutive and therefore excluded from the calculation, for 2008 and 2007 the adjustment was $1,449, and $2,391, respectively. Additionally, net income (loss) available to common stockholders for the year ended December 31, 2008 was adjusted $3,991 for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock. On December 31, 2009, the preferred stock was converted to shares of common stock (Note 17).
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
     Compensation expense for the restricted stock grants amounted to $75, $138, and $279 for the years ended December 31, 2009, 2008, and 2007, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value under Opinion 25 and fair value under SFAS No. 123R for pro forma disclosure purposes. The following table summarizes the restricted share activity from January 1, 2009:

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Values
Nonvested at January 1, 2009	7,662	$19.58
Granted	5,841	12.84
Vested	(3,277)	22.89
Forfeited	—	—

Nonvested at December 31, 2009	10,226	$14.67

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     As of December 31, 2009, there was $63 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The fair value of shares vested in 2009 was $42.
     Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 Stock Appreciation Rights (“SARs”) to certain officers and key employees at a grant price equal to $28.46. The March 2007 SARs vest as follows: 50% on March 7, 2009, 25% on March 7, 2010 and 25% on March 7, 2011 and, pursuant to an amendment to the grant agreements on January 25, 2010, are exercisable during the three-year period following the date of vesting.
     In July 2008, Alon granted awards of 12,000 SARs to certain employees at the close of the Krotz Springs refinery acquisition at a grant price equal to $14.23. The July 2008 SARs vest as follows: 50% on July 1, 2010, 25% on July 1, 2011 and 25% on July 1, 2012 and are exercisable during the 365-day period following the date of vesting.
     In December 2008, Alon granted an award of 10,000 SARs at a grant price equal to $14.23. The December 2008 SARs vest as follows: 25% on December 1, 2010, 25% on December 1, 2011, 25% on December 1, 2012 and 25% on December 1, 2013 and are exercisable during the 365-day period following the date of vesting.
     In January 2010, Alon granted awards of 177,250 SARs to certain officers and key employees at a grant price equal to $16.00. The January 2010 SARs vest as follows: 50% on December 10, 2011, 25% on December 10, 2012 and 25% on December 10, 2013 and are exercisable during the 365-day period following the date of vesting.
     In March 2010, Alon granted awards of 10,000 SARs at a grant price equal to $16.00 and 10,000 SARs at a grant price equal to $10.00 to an executive officer. The March 2010 SARs vest as follows: 50% on March 1, 2012, 25% on March 1, 2013 and 25% on March 1, 2014 and are exercisable during the 365-day period following the date of vesting.
     When exercised, all SARs are convertible into shares of Alon common stock, the number of which will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the exercise date.
     Compensation expense for the SARs grants amounted to $479, $1,101, and $885 for the years ended December 31, 2009, 2008, and 2007, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
     (b) 2000 Incentive Stock Compensation Plan
     On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense (benefit) recognized under this plan was $(52), $(1,066), and $1,100 for the years ended December 31, 2009, 2008, and 2007, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the years ended December 31, 2009 and 2008:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at December 31, 2007	5,216	$100	1,959	$100
Granted	—	—	—	—
Exercised	(2,423)	100	(910)	100
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2008	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2009	2,793	$100	1,049	$100

     The intrinsic value of total options exercised in 2009 was $0.
     (21) Commitments and Contingencies
     (a) Leases
     Alon has long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. Alon also has long-term lease commitments for land at its Krotz Springs refinery. In most cases Alon expects that in the normal course of business, Alon’s leases will be renewed or replaced by other leases. Alon has commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next twenty years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2009, minimum lease payments on operating leases were as follows:

Year ending December 31:
2010	$35,950
2011	30,279
2012	25,793
2013	14,340
2014	11,367
2015 and thereafter	65,025

Total	$182,754

     Total rental expense was $25,208, $38,089, and $15,425 for the years ended December 31, 2009, 2008, and 2007, respectively. Contingent rentals and subleases were not significant.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     In conjunction with the sale of the Amdel and White Oil pipelines in 2006, Alon entered into a 10-year Throughput and Deficiency Agreement with Sunoco, with an option to extend the agreement by four additional thirty-month periods. The Throughput and Deficiency Agreement gives Alon transportation rights to ship a minimum of 15,000 bpd of crude oil on the Amdel and White Oil pipelines from the Gulf Coast and from Midland to the Big Spring refinery.
     To further diversify crude oil delivery sources to the Big Spring refinery, Alon entered into a 15-year arrangement with Centurion in 2006. This arrangement gives Alon transportation pipeline capacity to ship a minimum of 21,500 bpd of crude oil from Midland to the Big Spring refinery using Centurion’s approximately forty-mile long pipeline system from Midland to Roberts Junction and Alon’s three-mile pipeline from Roberts Junction to the Big Spring refinery which Alon leases to Centurion.
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
     Alon has accrued environmental remediation obligations of $29,454 ($2,104 current payable and $27,350 non-current liability) at December 31, 2009 and $35,833 ($2,652 current payable and $33,181 non-current liability) at December 31, 2008. The net environmental obligations (net of discount of $8,351) for which discounting were applied were $24,002. Those obligations were discounted at a rate of 4%. The aggregate gross disbursements for Alon’s discounted environmental obligations for each of the five years subsequent to December 31, 2009 are as follows: 2010 — $2,418; 2011 — $2,418; 2012 — $2,418; 2013 — $2,418; 2014 — $2,396 and thereafter — $20,285.
      (22) Quarterly Information (unaudited)
     Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth	Full Year
2009
Net sales	$722,180	$1,106,398	$1,253,113	$834,041	$3,915,732
Operating income (loss)	59,581	(10,007)	(34,343)	(96,067)	(80,836)
Net income (loss) available to common stockholders	17,351	(15,340)	(26,558)	(90,609)	(115,156)
Earnings (loss) per share, basic	$0.37	$(0.33)	$(0.57)	$(1.93)	$(2.46)
Weighted average shares outstanding	46,806	46,809	46,810	46,890	46,829
2008
Net sales	$1,020,763	$1,244,671	$1,905,106	$986,166	$5,156,706
Operating income (loss)	(47,273)	40,573	92,505	137,672	223,477
Net income (loss) available to common stockholders	(33,578)	18,227	37,297	60,937	82,883
Earnings (loss) per share, basic	$(0.72)	$0.39	$0.80	$1.30	$1.77
Weighted average shares outstanding	46,782	46,782	46,786	46,800	46,788
     (23) Subsequent Events
     Bakersfield Refinery
     On February 2, 2010, Alon announced it had been selected as the “stalking horse” bidder for the Bakersfield, California refinery from Big West of California, LLC, a subsidiary of Flying J Inc. Completion of the acquisition is subject to an auction process, bankruptcy court approval and customary regulatory approval.
     The Bakersfield refinery is located in California’s Central Valley and has the capacity to refine up to 70,000 bpd of crude oil. The refinery is supplied by crude oil produced in the San Joaquin Valley with its products marketed in California, and is a major provider of motor fuels in central California.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     If the acquisition is successfully completed, Alon anticipates using certain equipment from the Bakersfield refinery at its other refineries and connecting the Bakersfield refinery by pipeline to its refinery in Paramount, California so that vacuum gas oil may be sent from Paramount to Bakersfield for further processing. The purchase price of the Bakersfield transaction, including the acquisition of most of Big West’s permitted Clean Fuels Project equipment, consists of $40,000 in cash and an amount equal to the value of acquired inventory as of the closing date of the transaction.
     Related Party Transaction
     In January 2010, Alon sold 150,200 HEP units each to Dor-Alon Energy in Israel (1988) Ltd. and Blue Square — Israel, Ltd., both affiliates of Alon and Alon also exchanged 287,258 HEP units for auction rate securities held by Alon Israel. The HEP units sold and exchanged were based on a price per unit based on the average closing price of HEP’s publically traded Class A limited partnership units for the 30 trading days preceding the closing of such transaction for a total of $22,640.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010	By:	/s/ Jeff D. Morris

Jeff D. Morris
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

March 16, 2010	By:	/s/ David Wiessman

David Wiessman
Executive Chairman of the Board

March 16, 2010	By:	/s/ Jeff D. Morris

Jeff D. Morris
Chief Executive Officer and Director

March 16, 2010	By:	/s/ Shai Even

Shai Even
Senior Vice President and Chief Financial Officer

March 16, 2010	By:	/s/ Ron W. Haddock

Ron W. Haddock
Director

March 16, 2010	By:	/s/ Itzhak Bader

Itzhak Bader
Director

March 16, 2010	By:	/s/ Avraham Baiga Shochat

Avraham Baiga Shochat
Director

March 16, 2010	By:	/s/ Yeshayahu Pery

Yeshayahu Pery
Director

March 16, 2010	By:	/s/ Zalman Segal

Zalman Segal
Director

March 16, 2010	By:	/s/ Boaz Biran

Boaz Biran
Director

March 16, 2010	By:	/s/ Avinadav Grinshpon

Avinadav Grinshpon
Director

March 16, 2010	By:	/s/ Shlomo Even

Shlomo Even
Director

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

4.2	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1	Trademark License Agreement, dated as of July 31, 2000, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.3 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.2	First Amendment to Trademark License Agreement, dated as of April 11, 2001, among Finamark, Inc., Atofina Petrochemicals, Inc. and SWBU, L.P. (incorporated by reference to Exhibit 10.4 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.3	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 2, 2008, SEC File No. 001-32567).

10.4	Pipeline Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.5	Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007).

10.6	Contribution Agreement, dated as of January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., T & R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 10.7 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.7	Pipelines and Terminals Agreement, dated as of February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.8	Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 5, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.9	Liquor License Purchase Agreement, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.34 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.10	Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.11	Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.12	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.13	Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.14	First Amendment to Amended Revolving Credit Agreement, dated as of August 4, 2006, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.25 to Form 10-K, filed by the Company on March 15, 2007 SEC File No. 001-32567).

10.15	Waiver, Consent, Partial Release and Second Amendment, dated as of February 28, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, Alon USA, LP, Edgington Oil Company, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.16	Third Amendment to Amended Revolving Credit Agreement, dated as of June 29, 2007, to the Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., Alon USA, LP, the guarantor companies and financial institutions named therein, Israel Discount Bank of New York and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 20, 2007, SEC File No. 001-32567).

10.17	Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.18	Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.19	Credit Agreement, dated as of July 30, 2008, among Alon USA Energy, Inc., the financial institutions from time to time party thereto, Israel Discount Bank and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 1, 2008, SEC File No. 001-32567).

10.20	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Southwest Convenience Stores, LLC, the lenders party thereto and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 2, 2007, SEC File No. 001-32567).

10.21	Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.22	Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.23	Second Amended and Restated Credit Agreement, dated as of February 28, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.24	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 30, 2007, among Paramount Petroleum Corporation, Bank of America, N.A. and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.37 to Form 10-K, filed by the Company on March 11, 2008, SEC File No. 001-32567).

10.25	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.26	First Amendment Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.27	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.28	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.29	Second Amendment to Loan and Security Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on April 27, 2009, SEC File No. 001-32567).

10.30	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.31	Purchase Agreement dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.32	Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.33	Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.34*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.35*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.36*	Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.37*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.38*	Executive Employment Agreement, dated as of February 5, 2001, between Joseph A. Concienne, III and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.39*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Joseph A. Concienne, III and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.11 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.40*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 10, 2006, SEC File No. 001-32567).

10.41*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.12 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.42*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.43*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by the Company on March 15, 2006, SEC File No. 001-32567).

10.44*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.45*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.46*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.47*	Agreement of Principles of Employment, dated as of July 6, 2005, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.50 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.48*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.49*	Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.27 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.50*	Description of 10% Bonus Plan (incorporated by reference to Exhibit 10.28 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.51*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 6, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.52*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.53*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.54*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.55*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.56*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.57*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.58*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.59*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.60*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.61	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.62*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.63*	Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.64	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.41 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.65*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.42 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.66	Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.43 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.67*	Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 and July 25, 2002 (incorporated by reference to Exhibit 10.44 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit

10.68	Shareholder Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Claire A. Hart, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.45 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.69*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.46 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.70	Shareholder Agreement, dated as of February 5, 2001, between Alon Assets, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.47 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.71*	Incentive Stock Option Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III, as amended by the Amendment to the Incentive Stock Option Agreement, dated July 25, 2002 (incorporated by reference to Exhibit 10.48 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.72	Shareholder Agreement, dated as of February 5, 2001, between Alon USA Operating, Inc. and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.49 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.73	Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.74*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.75*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.76*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.77*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.78*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.79*	Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.80*	Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.81	Purchase and Sale Agreements, dated as of February 13, 2006, between Alon Petroleum Pipe Line, LP and Sunoco Pipelines, LP, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 13, 2006, SEC File No. 001-32567).

10.82	Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit

10.83	First Amendment to Stock Purchase Agreement, dated as of June 30, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.84	Second Amendment to Stock Purchase Agreement, dated as of July 31, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy III and Mark R. Milano (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 14, 2006, SEC File No. 001-32567).

10.85	Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.86	Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny’s, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.87	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.88	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.89	Series A Preferred Stock Purchase Agreement, dated as of July 3, 2008, by and between Alon Refining Louisiana, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.90	Stockholders Agreement, dated as of July 3, 2008, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.91	Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.88 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.92	First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.93†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.94†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.95†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 6, 2009, SEC File No. 001-32567).

10.96	Revolving Credit Line Agreement dated March 9, 2010 by and between the Company and Israel Discount Bank of New York.

10.97	Credit Agreement dated as of March 15, 2010 (as amended, supplemented or otherwise modified from time to time), among the Company, each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

Exhibit No.	Description of Exhibit

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Alon USA Energy, Inc.

23.1	Consent of KPMG LLP.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.