Form 10-Q
period 2010-03-31
Alon USA Energy, Inc.
filed 2010-05-10
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2010, was 54,170,913.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,560	$40,437
Accounts and other receivables, net	96,605	103,094
Income tax receivable	30,763	65,418
Inventories	222,987	214,999
Deferred income tax asset	43,246	7,700
Prepaid expenses and other current assets	30,396	4,188

Total current assets	431,557	435,836

Equity method investments	19,498	43,052
Property, plant, and equipment, net	1,458,647	1,477,426
Goodwill	105,943	105,943
Other assets	68,001	70,532

Total assets	$2,083,646	$2,132,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$239,326	$248,253
Accrued liabilities	87,087	92,380
Short-term debt and current portion of long-term debt	75,946	10,946

Total current liabilities	402,359	351,579

Other non-current liabilities	96,655	95,076
Long-term debt	878,670	926,078
Deferred income tax liability	328,907	328,138

Total liabilities	1,706,591	1,700,871

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 54,170,913 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	542	542
Additional paid-in capital	290,212	289,853
Accumulated other comprehensive loss, net of income tax	(31,517)	(32,871)
Retained earnings	110,139	165,248

Total stockholders’ equity	369,376	422,772

Non-controlling interest in subsidiaries	7,679	9,146

Total equity	377,055	431,918

Total liabilities and equity	$2,083,646	$2,132,789

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2010	2009
Net sales (1)	$579,313	$722,180
Operating costs and expenses:
Cost of sales	538,715	539,730
Direct operating expenses	61,444	68,864
Selling, general and administrative expenses	31,807	31,915
Depreciation and amortization	26,322	22,090

Total operating costs and expenses	658,288	662,599

Operating income (loss)	(78,975)	59,581
Interest expense	(26,585)	(28,256)
Equity losses of investees	(103)	(3)
Other income, net	14,204	257

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(91,459)	31,579
Income tax expense (benefit)	(34,713)	10,995

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(56,746)	20,584
Non-controlling interest in income (loss) of subsidiaries	(3,804)	1,083
Accumulated dividends on preferred stock of subsidiary	—	2,150

Net income (loss) available to common stockholders	$(52,942)	$17,351

Earnings (loss) per share, basic and diluted	$(0.98)	$0.37

Weighted average shares outstanding, basic (in thousands)	54,161	46,806

Cash dividends per share	$0.04	$0.04

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $12,786 and $11,044 for the three months ended March 31, 2010, and 2009, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(52,942)	$17,351
Adjustments to reconcile net income (loss) available to common stockholders to cash provided by (used in) operating activities:
Depreciation and amortization	26,322	22,090
Stock compensation	234	421
Deferred income tax expense	(34,713)	(26)
Non-controlling interest in income (loss) of subsidiaries	(3,804)	1,083
Accumulated dividends on preferred stock of subsidiary	—	2,150
Amortization of debt issuance costs	1,379	1,659
Amortization of original issuance discount	393	—
Write-off of unamortized debt issuance costs	6,659	—
Mark-to-market of heating oil crack spread hedge	—	(21,334)
Changes in operating assets and liabilities:
Accounts and other receivables, net	8,180	14,879
Income tax receivable	34,655	112,952
Inventories	(7,988)	(105,412)
Prepaid expenses and other current assets	(7,634)	(10,225)
Other assets	(9,257)	13,454
Accounts payable	(8,927)	73,062
Accrued liabilities	6,803	(1,624)
Other non-current liabilities	(339)	(953)

Net cash provided by (used in) operating activities	(40,979)	119,527

Cash flows from investing activities:
Capital expenditures	(7,303)	(10,357)
Capital expenditures to rebuild the Big Spring refinery	—	(32,135)
Capital expenditures for turnarounds and catalysts	(10,009)	(7,363)
Proceeds from insurance to rebuild Big Spring refinery	—	34,125
Proceeds from sale of securities	22,760	—
Escrow deposit for purchase of Bakersfield refinery	(10,000)	—
Earnout payment related to Krotz Springs refinery acquisition	(2,188)	—
Dividends from investment in investees (net of equity earnings)	409	721

Net cash used in investing activities	(6,331)	(15,009)

Cash flows from financing activities:
Dividends paid to stockholders	(2,167)	(1,873)
Dividends paid to non-controlling interest	(144)	(144)
Deferred debt issuance costs	(455)	(1,436)
Revolving credit facilities, net	(45,065)	(94,833)
Addition to short-term debt	65,000	—
Payments on long-term debt	(2,736)	(6,393)

Net cash provided by (used in) financing activities	14,433	(104,679)

Net decrease in cash and cash equivalents	(32,877)	(161)
Cash and cash equivalents, beginning of period	40,437	18,454

Cash and cash equivalents, end of period	$7,560	$18,293

Supplemental cash flow information:
Cash paid for interest	$11,979	$23,583

Cash paid (refunds received) for income tax	$(34,668)	$(113,474)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (1) Basis of Presentation and Certain Significant Accounting Policies
          (a) Basis of Presentation
          The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2010.
          The consolidated balance sheet as of December 31, 2009, has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
          (c) New Accounting Standards
          In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Event (Topic 855) which amends FASB Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU 2010-09 is effective immediately. ASU 2010-09 only affects disclosure requirements and will not have any effect on Alon’s consolidated financial statements.
          In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value which amends FASB ASC Topic 820, Fair Value Measurements and Disclosure, to require entities to make new disclosure about recurring and non-recurring fair-value measurements. The update requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value adjustments. The update provides additional guidance on other fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 only affects disclosure requirements and will not have any effect on Alon’s consolidated financial statements.
          (d) Reclassifications
          Certain reclassifications have been made to the prior period balances to conform to the current presentation.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (2) Segment Data
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
          (b) Asphalt Segment
          Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia), and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included as part of total assets in the asphalt segment data.
          (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 308 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States through a network of approximately 625 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business have been supplied by Alon’s Big Spring refinery.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Segment data as of and for the three months ended March 31, 2010 and 2009 is presented below:

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended March 31, 2010	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$286,144	$67,141	$226,028	$—	$579,313
Intersegment sales/purchases	196,896	(51,059)	(145,837)	—	—
Depreciation and amortization	20,954	1,717	3,420	231	26,322
Operating loss	(58,518)	(18,179)	(1,859)	(419)	(78,975)
Total assets	1,686,285	191,198	189,952	16,211	2,083,646
Turnaround, chemical catalyst and capital expenditures	16,321	179	397	415	17,312

	Refining and		Retail and
	Unbranded		Branded		Consolidated
Three Months ended March 31, 2009	Marketing	Asphalt	Marketing	Corporate	Total
Net sales to external customers	$503,950	$50,760	$167,470	$—	$722,180
Intersegment sales/purchases	129,347	(44,528)	(84,819)	—	—
Depreciation and amortization	16,877	1,698	3,368	147	22,090
Operating income (loss)	81,359	(22,818)	1,377	(337)	59,581
Total assets	1,965,849	237,401	190,320	14,224	2,407,794
Capital expenditures to rebuild the Big Spring refinery	32,135	—	—	—	32,135
Turnaround, chemical catalyst and capital expenditures	16,761	162	219	578	17,720
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
     (3) Fair Value
          The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of short-term and long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2010, and December 31, 2009, respectively:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Total
Three Months ended March 31, 2010
Liabilities:
Futures and forwards	$300	$—	$—	$300
Commodity swaps	—	9,983	—	9,983
Interest rate swaps	—	15,364	—	15,364

Year ended December 31, 2009
Assets:
Futures and forwards	$322	$—	$—	$322
Commodity swaps	—	89	—	89
Liabilities:
Commodity swaps	—	$9,983	—	9,983
Interest rate swaps	—	16,933	—	16,933
     (4) Derivative Financial Instruments
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
          At March 31, 2010, Alon held net forward contracts for sales of 65,000 barrels of refined products and forward contracts for the purchase and sale of 24,000 barrels at an average price of $89.60 per barrel. At March 31, 2009, Alon held net forward contracts for sales of 9,000 barrels of crude and sales of 225,000 barrels of refined products at an average price of $57.30 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $135 and an unrealized gain of $244 have been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2010, and 2009, respectively.
          At March 31, 2009, Alon also held net futures contracts for purchases of 10,000 barrels of heating oil and sales of 320,000 barrels of crude at an average price of $49.69 per barrel. Additionally, at March 31, 2009, Alon had calls for the purchase of 140,000 barrels of crude at an average price of $4.68 per barrel. Accordingly, the contracts were recorded at their fair market values and an unrealized gain of $139 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2009.
          At March 31, 2010, Alon held futures contracts for 328,800 barrels of heating oil swaps at an average spread of $11.38 per barrel. The contracts were recorded at their fair market values and an unrealized loss of $164 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2010.
          At March 31, 2009, Alon held futures contracts for 10,323,875 barrels of heating oil swaps at an average spread of $21.47 per barrel. These futures contracts were designated as hedges at inception, but were subsequently marked to market when the contracts no longer qualified for cash flow hedge accounting in the fourth quarter of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
2008. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $21,334 has been included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2009. During April 2009, Alon liquidated all of the heating oil swaps contracts for $139,296 and in addition, approximately $10,000 was collected under the normal monthly settlement of the hedge position related to the month of March 2009.
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
          Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of March 31, 2010, Alon had interest rate swap agreements with a notional amount of $350,000 with remaining periods ranging from less than a year to three years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the three months ended March 31, 2010, and 2009, Alon recognized in accumulated other comprehensive income unrealized after-tax gains of $1,020 and $674, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three months ended March 31, 2010 and 2009, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
          Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery, Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings.
          An after-tax loss of $377 and an after-tax gain of $946 have been reclassified from accumulated other comprehensive income to earnings since the discontinuance of cash flow hedge accounting for the three months ended March 31, 2010, and 2009, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the seven month period beginning April 1, 2010, or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

	March 31,	December 31,
Counterparty Credit Quality (1)	2010	2009
AAA	$—	$322
AA	(6,404)	(17,856)
A	(19,243)	(8,971)
Lower than A	—	—

Total	$(25,647)	$(26,505)

(1)	As determined by nationally recognized statistical ratings organizations.
          The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$(158)	Accrued liabilities	$(6,138)
Commodity contracts (futures, forwards and SPR swaps)			Non-current liabilities	(3,987)

Total derivatives not designated as hedging instruments		$(158)		$(10,125)

Derivatives designated as hedging instruments:

Interest rate swaps		$—	Other non-current liabilities	$(15,364)

Total derivatives designated as hedging instruments		—		(15,364)

Total derivatives		$(158)		$(25,489)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:

Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$411	Accrued liabilities	$(9,983)

Total derivatives not designated as hedging instruments		$411		$(9,983)

Derivatives designated as hedging instruments:

Interest rate swaps		$—	Other non-current liabilities	$(16,933)

Total derivatives designated as hedging instruments		—		(16,933)

Total derivatives		$411		$(26,916)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified from
				Accumulated OCI into Income
	Gain (Loss)	Gain (Loss) Reclassified from		(Ineffective Portion and Amount
	Recognized in	Accumulated OCI into Income		Excluded from Effectiveness
Cash Flow Hedging Relationships	OCI	(Effective Portion)		Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2010
Commodity swaps (heating oil swaps)	$—	Cost of sales	$(598)		$—
Interest rate swaps	1,569	Interest expense	(3,558)		—

Total derivatives	$1,569		$(4,156)		$—

				Gain (Loss) Reclassified from
				Accumulated OCI into Income
	Gain (Loss)	Gain (Loss) Reclassified from		(Ineffective Portion and Amount
	Recognized in	Accumulated OCI into Income		Excluded from Effectiveness
Cash Flow Hedging Relationships	OCI	(Effective Portion)		Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$946		$—
Interest rate swaps	1,037	Interest expense	(3,446)		—

Total derivatives	$1,037		$(2,500)		$—

Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$1,473
Commodity contracts (heating oil swaps)	Cost of sales	(106)
Commodity contracts (SPR swaps)	Cost of sales	—

Total derivatives		$1,367

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(489)
Commodity contracts (heating oil swaps)	Cost of sales	40,712
Commodity contracts (SPR swaps)	Cost of sales	(900)

Total derivatives		$39,323

     (5) Inventories
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Carrying value of inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Crude oil, refined products, asphalt and blendstocks	$159,454	$150,370
Crude oil, inventory consigned to others	23,012	22,558
Materials and supplies	18,469	18,069
Store merchandise	16,656	18,856
Store fuel	5,396	5,146

Total inventories	$222,987	$214,999

          Crude oil, refined products, asphalt and blendstock inventories totaled 3,462 barrels and 3,301 barrels as of March 31, 2010, and December 31, 2009, respectively.
          Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $123,104 and $100,496 at March 31, 2010 and December 31, 2009, respectively.
     (6) Property, Plant and Equipment, Net
          Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2010	2009
Refining facilities	$1,539,530	$1,535,841
Pipelines and terminals	39,213	39,213
Retail	137,519	137,150
Other	15,731	16,747

Property, plant and equipment, gross	1,731,993	1,728,951
Less accumulated depreciation	(273,346)	(251,525)

Property, plant and equipment, net	$1,458,647	$1,477,426

     (7) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.
          (a) Other Assets

	March 31,	December 31,
	2010	2009
Deferred turnaround and chemical catalyst cost	$29,954	$24,387
Environmental receivables	3,946	3,448
Deferred debt issuance costs	18,239	25,822
Intangible assets	8,313	8,516
Other	7,549	8,359

Total other assets	$68,001	$70,532

          Unamortized debt issuance costs of $6,659 related to the prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility were written off in the three months ended March 31, 2010.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          (b) Accrued Liabilities and Other Non-Current Liabilities

	March 31,	December 31,
	2010	2009
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$20,268	$20,205
Employee costs	6,117	6,716
Commodity swaps	6,138	9,983
Valero earnout liability	8,750	8,750
Other	45,814	46,726

Total accrued liabilities	$87,087	$92,380

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$35,611	$34,902
Environmental accrual (Note 16)	26,335	27,350
Asset retirement obligations	8,853	8,789
Interest rate swap valuations	15,364	16,933
Valero earnout liability	4,374	6,562
Commodity swaps	3,987	—
Other	2,131	540

Total other non-current liabilities	$96,655	$95,076

          (c) Comprehensive Income
          The following table displays the computation of total comprehensive income:

	Three Months Ended
	March 31,
	2010	2009
Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	$(56,746)	$20,584

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax	1,397	(272)

Total other comprehensive income (loss), net of tax	1,397	(272)

Comprehensive income (loss)	(55,349)	20,312

Comprehensive income attributable to non-controlling interest (including accumulated dividends on preferred shares of subsidiary)	(3,761)	3,214

Comprehensive income attributable to common stockholders	$(51,588)	$17,098

          The following table displays the components of accumulated other comprehensive loss, net of tax.

	March 31,	December 31,
	2010	2009
Unrealized losses on cash flow hedges, net of tax	$(14,541)	$(15,895)
Pension and post-employment benefits, net of tax	(16,976)	(16,976)

Accumulated other comprehensive loss, net of tax	$(31,517)	$(32,871)

     (8) Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees and employees of SCS. The benefits are based on years of service and the employee’s final average monthly compensation. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2010 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
year ended December 31, 2009. For the three months ended March 31, 2010, and 2009, Alon contributed $735 and $660, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2010, and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Components of net periodic benefit cost:
Service cost	$1,018	$837
Interest cost	946	841
Expected return on plan assets	(905)	(840)
Amortization of net loss	386	263

Net periodic benefit cost	$1,445	$1,101

     (9) Long-Term Debt
          Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
Term loan credit facilities	$498,125	$434,250
Revolving credit facilities	171,512	216,577
Senior secured notes	206,086	205,693
Retail credit facilities	78,893	80,504

Total debt	954,616	937,024
Less short-term debt and current portion of long-term debt	(75,946)	(10,946)

Total long-term debt	$878,670	$926,078

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
          At March 31, 2010, and December 31, 2009, the Alon Energy Term Loan had an outstanding balance of $433,125 and $434,250, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Letters of Credit Facility. On March 9, 2010, Alon entered into an unsecured credit facility with Israel Discount Bank of New York for the issuance of letters of credit in an amount not to exceed $60,000 and with a sub-limit for borrowings not to exceed $30,000. This facility will terminate on January 31, 2013. On March 31, 2010, Alon had $26,000 of outstanding letters of credit under this facility. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
          This facility contains certain restrictive covenants including financial covenants. Certain of these covenants commence at September 30, 2010, while others commence at December 31, 2010.
          (b) Alon USA LP Credit Facility
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
          The Alon USA LP Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets and (ii) a second lien on Alon’s fixed assets, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition and Alon’s retail subsidiaries.
          The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants. Alon entered into an amendment to the Alon USA LP Credit Facility that became effective March 31, 2010. As amended, the maintenance financial covenants for the leverage ratio and the interest coverage ratio will not apply until the fiscal quarter ending September 30, 2010. The current ratio will continue to be measured for all fiscal quarters of 2010.
          Borrowings of $123,000 and $88,000 were outstanding under the Alon USA LP Credit Facility at March 31, 2010, and December 31, 2009, respectively. At March 31, 2010, and December 31, 2009, outstanding letters of credit under the Alon USA LP Credit Facility were $104,224 and $128,963, respectively.
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
          Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at March 31, 2010, the margin was 1.75%.
          The Paramount Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics).
          The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
          Borrowings of $48,512 and $45,290 were outstanding under the Paramount Credit Facility at March 31, 2010, and December 31, 2009, respectively. At March 31, 2010, and December 31, 2009, outstanding letters of credit under the Paramount Credit Facility were $50,509 and $17,999, respectively.
          (d) Alon Refining Krotz Springs, Inc. Credit Facilities
          Senior Secured Notes. In October 2009, Alon Refining Krotz Springs, Inc. (“ARKS”) issued $216,500 in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15.
          ARKS received gross proceeds of $205,365 from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, ARKS prepaid in full all outstanding obligations under its term loan. The remaining proceeds from the offering were used for general corporate purposes.
          The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on ARKS’ property, plant and equipment and a second priority lien on ARKS’ cash, accounts receivable and inventory.
          The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
          On February 17, 2010, ARKS exchanged $216,480 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.
          At March 31, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206,086 and $205,693, respectively. Alon is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
          Bridge Facility. On March 15, 2010, ARKS entered into a $65,000 bridge facility with Bank Hapoalim B.M. with a maturity date of June 15, 2010 (the “Bridge Facility”). ARKS borrowed $65,000 and used approximately $51,000 to repay the outstanding amounts under the ARKS Facility described below.
          Borrowings under the Bridge Facility bear interest at LIBOR plus 3.00% and $65,000 was outstanding under the Bridge Facility at March 31, 2010.
          The Bridge Facility is secured by a first lien on cash, accounts receivable, and inventory of ARKS with a second lien on its remaining assets.
          The Bridge Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
          In April 2010, ARKS signed a multi-year agreement with a major financial institution that will allow ARKS to retire the obligations under the Bridge Facility and support the operation of the refinery at 75,000 barrels per day.
          Revolving Credit Facility. On March 15, 2010, ARKS terminated its revolving credit facility agreement (the “ARKS Facility”) and repaid all outstanding amounts thereunder. The ARKS Facility had a maturity date of July 3, 2013, and bore interest at a rate of 4.0% over the Eurodollar rate. As a result of the prepayment of the ARKS Facility, a write-off of unamortized debt issuance costs of $6,659 was recorded as interest expense in the three months ended March 31, 2010.
          Borrowings of $83,287 and outstanding letters of credit of $2,765 were outstanding under the ARKS Facility at December 31, 2009.
          (e) Retail Credit Facilities
          Southwest Convenience Stores, LLC (“SCS”) is a party to a credit agreement (the “SCS Credit Agreement”) that matures on July 1, 2017. Monthly principal payments are based on a 15-year amortization term.
          Borrowings under the SCS Credit Agreement bear interest at a Eurodollar rate plus 1.50% per annum.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Obligations under the SCS Credit Agreement are jointly and severally guaranteed by Alon, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the SCS Credit Agreement are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The SCS Credit Agreement also contains customary restrictive covenants on its activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The SCS Credit Agreement also includes one annual financial covenant.
          At March 31, 2010, and December 31, 2009, the SCS Credit Agreement had an outstanding balance of $78,111 and $79,694, respectively, and there were no further amounts available for borrowing.
          (f) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2010, and December 31, 2009, the outstanding balances were $782 and $810, respectively.
     (10) Stock-Based Compensation
     Alon has two employee incentive compensation plans, (i) the Amended and Restated 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.
          (a) Amended and Restated 2005 Incentive Compensation Plan (share value in dollars)
          Alon’s original incentive compensation plan, the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, was last approved by its stockholders in 2006. In May 2010, Alon’s stockholders approved an amended and restated incentive compensation plan, the Alon USA, Inc. Amended and Restated 2005 Incentive Compensation Plan, which is a component of Alon’s overall executive incentive compensation program. The Amended and Restated 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, SARs, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted share grants and SARs discussed below, there have been no stock-based awards granted under the Amended and Restated 2005 Incentive Compensation Plan.
          Restricted Stock. Non-employee directors are awarded an annual grant of shares of restricted stock valued at $25. The restricted shares granted to the non-employee directors under the Amended and Restated 2005 Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
          Compensation expense for the restricted stock grants amounted to $12 and $11 for the three months ended March 31, 2010 and 2009, respectively and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value and fair value under FASB ASC Topic 718-10 for pro forma disclosure purposes.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The following table summarizes the restricted share activity from January 1, 2009:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Values
Non-vested at January 1, 2009	7,662	$19.58
Granted	5,841	12.84
Vested	(3,277)	22.89
Forfeited	—	—

Non-vested at December 31, 2009	10,226	$14.67

Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2010	10,226	$14.67

          As of March 31, 2010, there was $51 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of shares vested in 2010 was $0.
          Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 Stock Appreciation Rights (“SARs”) to certain officers and key employees at a grant price equal to $28.46. The March 2007 SARs vest as follows: 50% on March 7, 2009, 25% on March 7, 2010, and 25% on March 7, 2011, and, pursuant to an amendment to the grant agreements on January 25, 2010, are exercisable during the three-year period following the date of vesting.
          In July 2008, Alon granted awards of 12,000 SARs to certain employees at the close of the Krotz Springs refinery acquisition at a grant price equal to $14.23. The July 2008 SARs vest as follows: 50% on July 1, 2010, 25% on July 1, 2011, and 25% on July 1, 2012, and are exercisable during the 365-day period following the date of vesting.
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
          In March 2010, Alon granted awards of 10,000 SARs at a grant price equal to $16.00 and 10,000 SARs at a grant price equal to $10.00 to an executive officer. The March 2010 SARs vest as follows: 50% on March 1, 2012, 25% on March 1, 2013, and 25% on March 1, 2014, and are exercisable during the 365-day period following the date of vesting.
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
          Compensation expense for the SARs grants amounted to $208 and $300 for the three months ended March 31, 2010, and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $13 and $109 for the three months ended March 31, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
          The following table summarizes the stock option activity for Alon Assets and Alon Operating for the three months ended March 31, 2010, and for the year ended December 31, 2009:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2009	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2009	2,793	$100	1,049	$100

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at March 31, 2010	2,793	$100	1,049	$100

     The intrinsic value of total options exercised in 2010 was $0.
     (11) Stockholders’ Equity (per share in dollars)
          Common Stock Dividends
          On March 31, 2010, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 15, 2010.
     (12) Earnings (Loss) Per Share (earnings per share in dollars)
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2010, and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$(52,942)	$17,351
Average number of shares of common stock outstanding	54,161	46,806
Dilutive restricted shares, SARs and conversion of preferred shares	—	5,562

Average number of shares of common stock outstanding assuming dilution	54,161	52,368

Earnings (loss) per share – basic	$(0.98)	$0.37

Earnings (loss) per share – diluted *	$(0.98)	$0.37

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three months ended March 31, 2009 was $193, but for the three months ended March 31, 2010, the effect is anti-dilutive and therefore excluded from the calculation. Additionally, net income for the three months ended March 31, 2009 was adjusted $1,996 for preferred stock dividends that would no longer be paid if the preferred stock was converted to shares of common stock.
     (13) Big Spring Refinery Fire
          On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008, and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire have been completed.
          Alon’s insurance policies at the time of the fire provided a combined single limit of $385,000 for property damage, with a $2,000 deductible, and business interruption coverage with a 45 day waiting period. Alon also had third party liability insurance which provided coverage with a limit of $150,000 and a $5,000 deductible. Alon received insurance proceeds of $330,000 for work performed through December 31, 2008 and $55,000 for business interruption recovery as a result of the fire with $350,875 of proceeds received in 2008 and $34,125 of proceeds received in January 2009.
     (14) Bakersfield Refinery
          In March 2010, a U.S. bankruptcy court approved Alon’s purchase of the Bakersfield refinery from Big West of California, LLC, a subsidiary of Flying J, Inc.
          The Bakersfield refinery is located in California’s Central Valley and has the capacity to refine up to 70,000 barrels per day of crude oil. The refinery is supplied by crude oil produced in the San Joaquin Valley with its products marketed in California, and is a major provider of motor fuels in central California.
          The purchase price of the Bakersfield transaction is $40,000 plus an amount equal to the value of acquired inventory as of the closing date of the transaction. Alon has made escrow deposits totaling $10,000 in the first quarter of 2010.
     (15) Related Party Transactions
          Sale of Preferred Shares
          In connection with the acquisition of the Krotz Springs refinery, Alon Israel provided letters of credit in the amount of $55,000 (the “Original L/Cs”) to support the borrowing base of ARKS. Alon Israel issued an additional $25,000 of letters of credit in the first quarter of 2009.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Pursuant to the Stockholders Agreement, Alon Israel was granted an option (the “L/C Option”), exercisable at any time the letters of credit are outstanding, to withdraw all or part of the letters of credit and acquire shares of Series A Preferred Stock of Alon Refining Louisiana, Inc. (“ARL”) at their par value of $1,000.00 per share, in an amount equal to such withdrawn letters of credit (the “L/C Preferred Shares,” and, together with the Original Preferred Shares, the “Preferred Shares”).
          Under the terms of the Stockholders Agreement, with respect to the L/C Preferred Shares, during the period beginning on the date of issuance of any Preferred Shares in connection with the exercise of the L/C Option and ending on December 31, 2010, each of Alon Louisiana Holdings and Alon have the option to purchase from Alon Israel all or a portion of the then-outstanding Preferred Shares at a price per share equal to the par value plus accrued but unpaid dividends (the “Call Option”), subject to the prior release of all of the letters of credit and conditioned upon approval of the purchase by Alon’s Audit Committee.
          If the Call Option is not exercised by Alon Louisiana Holdings or Alon, the Preferred Shares are exchangeable for shares of Alon common stock in accordance with the terms of the Stockholders Agreement. Specifically, (i) the Preferred Shares may be exchanged at the election of either Alon or Alon Israel, for shares of Alon common stock upon a change of control of either ARL or Alon; (ii) in the event that the Call Option is not exercised, Alon Israel will have the option to exchange Preferred Shares it then holds for Alon common stock during a 5-business day period beginning on the first day on which Alon’s securities trading window is open after each of January 3, 2010, July 1, 2010, and January 1, 2011; and (iii) if not so exchanged, all of the Preferred Shares will be mandatorily exchanged for shares of Alon common stock on July 3, 2011.
          Pursuant to the Stockholders Agreement, in the event that any letter of credit is drawn upon by beneficiaries of a letter of credit, a promissory note will be issued by Alon Louisiana Holdings in favor of Alon Israel for the amount of any such drawn letters of credit. This promissory note will provide that Alon may exchange the promissory note for shares of Alon common stock.
          Sale of HEP Units
          In January 2010, Alon sold 150,200 Holly Energy Partners (“HEP”) units to each of Dor-Alon Energy in Israel (1988) Ltd. and Blue Square — Israel, Ltd., both affiliates of Alon Israel and Alon also exchanged 287,258 HEP units for auction rate securities held by Alon Israel. The HEP units sold and exchanged were based on a price per unit based on the average closing price of HEP’s publically traded Class A limited partnership units for the 30 trading days preceding the closing of such transaction for a total of $22,760.
          The auction rate securities were sold in March 2010.
     (16) Commitments and Contingencies
          (a) Commitments
          In the normal course of business, Alon has long-term commitments to purchase utilities such as natural gas, electricity and water for use by its refineries, terminals, pipelines and retail locations. Alon is also party to various refined product and crude oil supply and exchange agreements. These agreements are short-term in nature or provide terms for cancellation.
          Offtake Agreement with Valero
          In connection with the Krotz Springs refinery acquisition, in July 2008 Alon and Valero Energy Corporation (“Valero”) entered into an offtake agreement for five years that provides for Valero to purchase, at market prices, light cycle oil and straight run diesel.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
          Earnout Settlement with Valero
          In connection with the Krotz Springs refinery acquisition, in July 2008 Alon and Valero entered into an earnout agreement which was amended in August 2009. Alon has paid Valero approximately $19,688 in 2009 and $2,188 in the first quarter of 2010. Additionally, Alon has agreed to pay Valero an additional sum of $13,124 in six installments of approximately $2,188 per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35,000. This $35,000 was reflected as an addition to property, plant and equipment in 2009. Of the $13,124 that remains to be paid, $8,750 is included in accrued liabilities and $4,374 is included in other non-current liabilities on the consolidated balance sheet at March 31, 2010.
          (b) Contingencies
          Alon is involved in various other claims and legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material effect on Alon’s financial position, results of operations or liquidity.
          (c) Environmental
          Alon is subject to federal, state, and local environmental laws and regulations. These rules regulate the discharge of materials into the environment and may require Alon to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by Alon and associated with past or present operations. Alon is currently participating in environmental investigations, assessments and cleanups under these regulations at service stations, pipelines and terminals. Alon may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature and contamination at many sites, the timing, extent and method of the remedial actions which may be required, and the determination of Alon’s liability in proportion to other responsible parties.
          Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations cannot be determined with any degree of reliability.
          Alon has accrued environmental remediation obligations of $28,864 ($2,529 current payable and $26,335 non-current liability) at March 31, 2010, and $29,454 ($2,104 current payable and $27,350 non-current liability) at December 31, 2009.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,200 and non-current receivable of $3,946 at March 31, 2010.
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $173 at March 31, 2010.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     (17) Subsequent Event
          Dividend Declared
          On May 5, 2010, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on June 15, 2010 to stockholders of record at the close of business on May 28, 2010.
          Alon Refining Krotz Springs Inventory Financing Arrangement
          In April 2010, ARKS signed a multi-year agreement with a major financial institution that will allow ARKS to retire the obligations under the Bridge Facility and support the operation of the refinery at 75,000 barrels per day.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.
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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”

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
          Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 308 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business is supplied by our Big Spring refinery. In 2010, approximately 92% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery.
          We market gasoline and diesel under the FINA brand name through a network of approximately 625 locations, including our convenience stores. Approximately 69% of the gasoline and 22% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 285 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
First Quarter Operational and Financial Highlights
          Operating income (loss) for the first quarter of 2010 was ($79.0) million, compared to $59.6 million in the same period last year. Operating income decreased principally due to the decrease in the operating margins of our refining and unbranded marketing assets and lower refinery throughput as a result of a reformer regeneration at our Big Spring refinery, an extended turnaround at our Krotz Springs refinery and reduced rates at the California refineries as a result of our efforts to optimize asphalt production with demand. Other operational and financial highlights for the first quarter of 2010 include the following:
•	The Big Spring refinery and California refineries combined throughput for the first quarter of 2010, averaged 61,047 bpd, consisting of 42,784 bpd at the Big Spring refinery and 18,263 bpd at the California refineries compared to a combined average of 93,178 bpd in the first quarter of 2009, consisting of 64,417 bpd at the Big Spring refinery and 28,761 bpd at the California refineries. There was no throughput at the Krotz Springs refinery in the first quarter of 2010 due to turnaround work. Throughput at the Krotz Springs refinery for the first quarter of 2009 was 53,712 bpd.

•	Refinery operating margin at the Big Spring refinery was $4.91 per barrel for the first quarter of 2010, compared to $13.63 per barrel for the same period in 2009. This decrease was primarily due to lower Gulf Coast 3/2/1 crack spreads.

•	Refinery operating margin at the California refineries was ($0.42) per barrel for the first quarter of 2010, compared to $1.21 per barrel for the same period in 2009. This decrease primarily resulted from lower West Coast 3/2/1 crack spreads.

•	Asphalt margins for the first quarter of 2010, increased to an average of ($28.50) per ton compared to ($51.48) per ton for the first quarter of 2009. The average blended asphalt sales price increased 47.5% from $314.16 per ton in the first quarter of 2009 to $463.53 per ton in the first quarter of 2010, and the average non-blended asphalt sales price increased 169.8% from $123.73 per ton in the first quarter of 2009 to $333.82 per ton in the first quarter of 2010. Blended asphalt sales accounted for 89.1% of total asphalt sales in the first quarter of 2010.

•	On March 31, 2010, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 15, 2010.
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

          In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast and Group III, or mid-continent, 3/2/1 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra low-sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the Group III 3/2/1 crack spread using the market values of Group III conventional gasoline and ultra low-sulfur diesel and the market value of WTI crude oil. We calculate the per barrel operating margin for our Big Spring refinery by dividing the Big Spring refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventories adjustments related to acquisitions).
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
Factors Affecting Comparability
          Our financial condition and operating results over the three months ended March 31, 2010 and 2009 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          The Krotz Springs refinery was shutdown during November of 2009 for a scheduled turnaround and remained down the entire first quarter as the work was completed with an anticipated restart in the second quarter of 2010. Throughput at the Big Spring refinery was reduced in the first quarter of 2010 as a result of a reformer regeneration. The California refineries’ throughput was lower in the first quarter of 2010 due to efforts to optimize asphalt production with demand.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2010, and 2009. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2009 is unaudited.

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands, except per
	share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$579,313	$722,180
Operating costs and expenses:
Cost of sales	538,715	539,730
Direct operating expenses	61,444	68,864
Selling, general and administrative expenses (2)	31,807	31,915
Depreciation and amortization (3)	26,322	22,090

Total operating costs and expenses	658,288	662,599

Operating income (loss)	(78,975)	59,581
Interest expense (4)	(26,585)	(28,256)
Equity losses of investees	(103)	(3)
Other income, net (5)	14,204	257

Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(91,459)	31,579
Income tax expense (benefit)	(34,713)	10,995

Income (loss) before non-controlling interest in income (loss) of subsidiaries and accumulated dividends on preferred stock of subsidiary	(56,746)	20,584
Non-controlling interest in income (loss) of subsidiaries	(3,804)	1,083
Accumulated dividends on preferred stock of subsidiary	—	2,150

Net income (loss) available to common stockholders	$(52,942)	$17,351

Earnings (loss) per share, basic and diluted	$(0.98)	$0.37

Weighted average shares outstanding, basic (in thousands)	54,161	46,806

Cash dividends per share	$0.04	$0.04

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(40,979)	$119,527
Investing activities	(6,331)	(15,009)
Financing activities	14,433	(104,679)

OTHER DATA:
Adjusted EBITDA (6)	(38,552)	81,925
Capital expenditures (7)	7,303	10,357
Capital expenditures to rebuild the Big Spring refinery	—	32,135
Capital expenditures for turnaround and chemical catalyst	10,009	7,363

	March 31,	December 31,
	2010	2009
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$7,560	$40,437
Working capital	29,198	84,257
Total assets	2,083,646	2,132,789
Total debt	954,616	937,024
Total equity	377,055	431,918

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $12,786 and $11,044 for the three months ended March 31, 2010, and 2009, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $188 and $190 for the three months ended March 31, 2010, and 2009, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $231 and $147 for the three months ended March 31, 2010, and 2009, respectively, which are not allocated to our three operating segments.

(4)	Interest expense of $26,585 for the three months ended March 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility. Interest expense of $28,256 for the three months ended March 31, 2009, includes $5,715 related to the unwind of the heating oil crack spread hedge.

(5)	In the first quarter of 2010, we sold approximately two thirds of our investment in Holly Energy Partners for $22,760, resulting in a gain of $8,047. Subsequently, we marked-to-market our remaining investment, resulting in an unrealized gain of $6,291.

(6)	Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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
The following table reconciles net income (loss) available to common stockholders to Adjusted EBITDA for the three months ended March 31, 2010, and 2009, respectively:

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Net income (loss) available to common stockholders	$(52,942)	$17,351
Non-controlling interest in income (loss) of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	(3,804)	3,233
Income tax expense (benefit)	(34,713)	10,995
Interest expense	26,585	28,256
Depreciation and amortization	26,322	22,090

Adjusted EBITDA	$(38,552)	$81,925

(7)	Includes corporate capital expenditures of $415 and $578 for the three months ended March 31, 2010, and 2009, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands, except per
	barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$483,040	$633,297
Operating costs and expenses:
Cost of sales	463,864	469,363
Direct operating expenses	50,352	58,371
Selling, general and administrative expenses	6,388	7,327
Depreciation and amortization	20,954	16,877

Total operating costs and expenses	541,558	551,938

Operating income (loss)	$(58,518)	$81,359

KEY OPERATING STATISTICS:
Total unbranded sales volume (bpd)	36,280	122,459
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$4.91	$13.63
Refinery operating margin – CA Refineries (2)	(0.42)	1.21
Refinery operating margin – Krotz Springs (2)	N/A	13.19
Refinery direct operating expenses – Big Spring (3)	6.57	3.60
Refinery direct operating expenses – CA Refineries (3)	8.82	5.84
Refinery direct operating expenses – Krotz Springs (3)	N/A	4.63
Capital expenditures	$6,312	$9,398
Capital expenditures to rebuild Big Spring refinery	—	32,135
Capital expenditures for turnaround and chemical catalyst	10,009	7,363

PRICING STATISTICS:
WTI crude oil (per barrel)	$78.75	$43.10
WTS crude oil (per barrel)	76.87	42.16
MAYA crude oil (per barrel)	69.84	38.58
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$7.09	$9.65
Group III	6.75	9.72
West Coast	10.12	17.92
Crack spreads (6/1/2/3) (per barrel):
West Coast	$1.45	$6.21
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$6.25	$9.48
Crude oil differentials (per barrel):
WTI less WTS	$1.88	$0.94
WTI less MAYA	8.91	4.52
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.040	$1.218
Gulf Coast ultra low-sulfur diesel	2.052	1.331
Gulf Coast high sulfur diesel	2.008	1.285
Group III unleaded gasoline	2.036	1.232
Group III ultra low-sulfur diesel	2.035	1.309
West Coast LA CARBOB (unleaded gasoline)	2.136	1.505
West Coast LA ultra low-sulfur diesel	2.076	1.349
Natural gas (per MMBTU)	$4.99	$4.47

THROUGHPUT AND YIELD DATA:
BIG SPRING

	For the Three Months Ended
	March 31,
	2010		2009
	bpd	%	bpd	%
Refinery throughput:
Sour crude	35,978	84.1	55,452	86.1
Sweet crude	5,258	12.3	7,864	12.2
Blendstocks	1,548	3.6	1,101	1.7

Total refinery throughput (4)	42,784	100.0	64,417	100.0

Refinery production:
Gasoline	20,618	48.9	28,265	44.9
Diesel/jet	13,743	32.6	21,737	34.5
Asphalt	2,359	5.6	5,228	8.3
Petrochemicals	2,021	4.8	3,026	4.8
Other	3,396	8.1	4,672	7.5

Total refinery production (5)	42,137	100.0	62,928	100.0

Refinery utilization (6)		64.8%		90.5%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended
	March 31,
	2010		2009
	bpd	%	bpd	%
Refinery throughput:
Sour crude	4,106	22.5	12,225	42.5
Heavy crude	13,740	75.2	16,498	57.4
Blendstocks	417	2.3	38	0.1

Total refinery throughput (4)	18,263	100.0	28,761	100.0

Refinery production:
Gasoline	2,469	14.0	3,266	11.5
Diesel/jet	3,370	19.1	6,215	22.0
Asphalt	6,163	34.9	8,735	30.9
Light unfinished	—	—	1,909	6.7
Heavy unfinished	5,259	29.8	7,796	27.6
Other	393	2.2	370	1.3

Total refinery production (5)	17,654	100.0	28,291	100.0

Refinery utilization (6)		24.6%		58.5%
THROUGHPUT AND YIELD DATA:
KROTZ SPRINGS

	For the Three Months Ended
	March 31,
	2010		2009
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	—	—	27,423	51.1
Heavy sweet crude	—	—	20,083	37.4
Blendstocks	—	—	6,206	11.5

Total refinery throughput (4)	—	—	53,712	100.0

Refinery production:
Gasoline	—	—	24,449	44.7
Diesel/jet	—	—	24,468	44.7
Heavy oils	—	—	887	1.6
Other	—	—	4,885	9.0

Total refinery production (5)	—	—	54,689	100.0

Refinery utilization (6)		N/A		57.2%

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedge positions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $18,026 for the Krotz Springs refinery for the three months ended March 31, 2009.

(3)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(4)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(5)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands,
	except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$67,141	$50,760
Operating costs and expenses:
Cost of sales (1)	71,445	60,233
Direct operating expenses	11,092	10,493
Selling, general and administrative expenses	1,066	1,154
Depreciation and amortization	1,717	1,698

Total operating costs and expenses	85,320	73,578

Operating income (loss)	$(18,179)	$(22,818)

KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	129	147
Non-blended asphalt sales volume (tons in thousands) (3)	22	37
Blended asphalt sales price per ton (2)	$463.53	$314.16
Non-blended asphalt sales price per ton (3)	$333.82	$123.73
Asphalt margin per ton (4)	$(28.50)	$(51.48)
Capital expenditures	$179	$162

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(3)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(4)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands,
	except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$226,028	$167,470
Operating costs and expenses:
Cost of sales (2)	200,302	139,481
Selling, general and administrative expenses	24,165	23,244
Depreciation and amortization	3,420	3,368

Total operating costs and expenses	227,887	166,093

Operating income (loss)	$(1,859)	$1,377

KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	70,469	66,792
Branded fuel margin (cents per gallon) (3)	4.2	5.6

Number of stores (end of period)	308	306
Retail fuel sales (thousands of gallons)	32,714	28,283
Retail fuel sales (thousands of gallons per site per month)	35	31
Retail fuel margin (cents per gallon) (4)	9.0	14.2
Retail fuel sales price (dollars per gallon) (5)	$2.63	$1.87
Merchandise sales	$63,482	$63,053
Merchandise sales (per site per month)	69	69
Merchandise margin (6)	30.0%	31.7%
Capital expenditures	$397	$219

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $12,786 and $11,044 for the three months ended March 31, 2010, and 2009, respectively. Net sales also includes royalty and related net credit card fees of $773 and $266 for the three months ended March 31, 2010, and 2009, respectively.

(2)	Cost of sales includes inter-segment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These inter-segment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers that are primarily supplied by the Big Spring refinery. The branded fuels that are not supplied by the Big Spring refinery are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Net Sales
          Consolidated. Net sales for the three months ended March 31, 2010, were $579.3 million, compared to $722.2 million for the three months ended March 31, 2009, a decrease of $142.9 million or 19.8%. This decrease was primarily due to lower throughput at our refineries, partially offset by higher refined product prices.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $483.0 million for the three months ended March 31, 2010, compared to $633.3 million for the three months ended March 31, 2009, a decrease of $150.3 million or 23.7%. The decrease in net sales was primarily due to lower refinery throughput volumes, partially offset by higher refined product prices.
          The Big Spring refinery and California refineries combined throughput for the three months ended March 31, 2010, averaged 61,047 bpd consisting of: 42,784 bpd at the Big Spring refinery and 18,263 bpd at the California refineries compared to average total refinery throughput for the three months ended March 31, 2009, of 93,178 bpd, consisting of: 64,417 bpd at the Big Spring refinery and 28,761 bpd at the California refineries. The Big Spring refinery throughput was lower due to reformer regeneration work performed during the first quarter of 2010. The California refineries’ throughput was lower due to efforts to optimize asphalt production with demand. Due to turnaround work being performed, there was no throughput at the Krotz Springs refinery for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Krotz Springs refinery throughput averaged 53,712 bpd.
          The increase in refined product prices that our refineries experienced was similar to the price increases experienced in each refinery’s respective markets. The average price of Gulf Coast gasoline for the three months ended March 31, 2010 increased 82.2 cpg, or 67.5%, to 204.0 cpg, compared to 121.8 cpg for the three months ended March 31, 2009. The average Gulf Coast ultra low-sulfur diesel price for the three months ended March 31, 2010 increased 72.1 cpg, or 54.2%, to 205.2 cpg, compared to 133.1 cpg for the three months ended March 31, 2009. The average price of West Coast LA CARBOB gasoline for the three months ended March 31, 2010 increased 63.1 cpg, or 41.9%, to 213.6 cpg, compared to 150.5 cpg for the three months ended March 31, 2009. The average West Coast LA ultra low-sulfur diesel price for the three months ended March 31, 2010 increased 72.7 cpg, or 53.9%, to 207.6 cpg, compared to 134.9 cpg for the three months ended March 31, 2009.
          Asphalt Segment. Net sales for our asphalt segment were $67.1 million for the three months ended March 31, 2010, compared to $50.8 million for the three months ended March 31, 2009, an increase of $16.3 million or 32.1%. The increase was due primarily to an increase in average asphalt sales prices and partially offset by lower asphalt sales volumes in the three months ended March 31, 2010. For the three months ended March 31, 2010, the average blended asphalt sales price increased 47.5% from $314.16 per ton for the three months ended March 31, 2009 to $463.53 per ton for the three months ended March 31, 2010, and the average non-blended asphalt sales price increased 169.8% from $123.73 per ton for the three months ended March 31, 2009 to $333.82 per ton for the three months ended March 31, 2010.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $226.0 million for the three months ended March 31, 2010, compared to $167.5 million for the three months ended March 31, 2009, an increase of $58.5 million or 34.9%. This increase was primarily attributable to increased volume and motor fuel prices.
Cost of Sales
          Consolidated. Cost of sales were $538.7 million for the three months ended March 31, 2010, compared to $539.7 million for the three months ended March 31, 2009, a decrease of $1.0 million or 0.2%. This decrease was primarily due to lower refinery throughput volumes, partially offset by higher crude oil prices.

          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $463.9 million for the three months ended March 31, 2010, compared to $469.4 million for the three months ended March 31, 2009, a decrease of $5.5 million or 1.2%. This decrease was primarily due to lower refinery throughput, partially offset by an increase in the cost of crude oil. The average price per barrel of WTI for the three months ended March 31, 2010, increased $35.65 per barrel to an average of $78.75 per barrel, compared to an average of $43.10 per barrel for the three months ended March 31, 2009, an increase of 82.7%.
          Asphalt Segment. Cost of sales for our asphalt segment were $71.4 million for the three months ended March 31, 2010, compared to $60.2 million for the three months ended March 31, 2009, an increase of $11.2 million or 18.6%. The increase was due primarily to an increase in the cost of crude oil, partially offset by lower asphalt sales volumes in the three months ended March 31, 2010. The average price of WTI increased 82.7% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $200.3 million for the three months ended March 31, 2010, compared to $139.5 million for the three months ended March 31, 2009, an increase of $60.8 million or 43.6%. This increase was primarily attributable to increased volume and motor fuel prices.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $61.4 million for the three months ended March 31, 2010, compared to $68.9 million for the three months ended March 31, 2009, a decrease of $7.5 million or 10.9%. This decrease was primarily due to lower throughput volumes at our refineries for the three months ended March 31, 2010, compared to the same period in 2009.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended March 31, 2010, were $50.4 million, compared to $58.4 million for the three months ended March 31, 2009, a decrease of $8.0 million or 13.7%. This decrease was primarily due to reduced refinery throughput.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2010, were $11.1 million, compared to $10.5 million for the three months ended March 31, 2009, an increase of $0.6 million or 5.7%.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended March 31, 2010, were $31.8 million, compared to $31.9 million for the three months ended March 31, 2009, a decrease of $0.1 million or 0.3%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended March 31, 2010, were $6.4 million, compared to $7.3 million for the three months ended March 31, 2009, a decrease of $0.9 million or 12.3%. This decrease is primarily due to bad debt expense recorded in the first three months of 2009, partially offset by higher payroll and related costs in the first three months of 2010.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2010, were $1.1 million, compared to $1.2 million for the three months ended March 31, 2009, a decrease of $0.1 million or 8.3%. The decrease was due to lower asphalt sales volume in the three months ended March 31, 2010.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended March 31, 2010, were $24.2 million, compared to $23.2 million for the three months ended March 31, 2009, an increase of $1.0 million or 4.3%. This increase was primarily attributable to increased payroll and related costs.

Depreciation and Amortization
          Depreciation and amortization for the three months ended March 31, 2010, was $26.3 million, compared to $22.1 million for the three months ended March 31, 2009, an increase of $4.2 million or 19.0%. This increase was primarily attributable to depreciation on the increase in assets for the Krotz Springs refinery resulting from the settlement of the earnout agreement with Valero in August of 2009 and capital expenditures placed in service in the latter parts of 2009 and the first quarter of 2010 and higher catalyst amortization in the first quarter of 2010.
Operating Income
          Consolidated. Operating income (loss) for the three months ended March 31, 2010, was ($79.0) million, compared to $59.6 million for the three months ended March 31, 2009, a decrease of $138.6 million. This decrease was primarily due to lower refining margins and to reduced refinery throughput due to turnaround and maintenance activities.
          Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was ($58.5) million for the three months ended March 31, 2010, compared to $81.4 million for the three months ended March 31, 2009, a decrease of $139.9 million. This decrease was primarily due to lower refining margins and reduced refinery throughput due to turnaround and maintenance activities.
          Refinery operating margin at the Big Spring refinery was $4.91 per barrel for the three months ended March 31, 2010, compared to $13.63 per barrel for the three months ended March 31, 2009. The decrease was primarily due to lower industry crack spreads for the refinery’s distillate products. The Gulf Coast 3/2/1 crack spread decreased 26.5% to $7.09 per barrel for the three months ended March 31, 2010, compared to $9.65 per barrel for the three months ended March 31, 2009. Refinery operating margin at the California refineries was ($0.42) per barrel for the three months ended March 31, 2010, compared to $1.21 per barrel for the three months ended March 31, 2009. The West Coast 3/2/1 average crack spreads decreased 43.5% to $10.12 per barrel for the three months ended March 31, 2010 compared to $17.92 per barrel for the three months ended March 31, 2009. The Krotz Springs refinery operating margin for the three months ended March 31, 2009 was $13.19 per barrel.
          The decreases in refining margins were partially offset by improvements in the sweet/sour and light/heavy differentials. The sweet/sour differential increased 100.0% to $1.88 per barrel for the three months ended March 31, 2010, compared to $0.94 per barrel for the three months ended March 31, 2009. The light/heavy differential increased 97.1% to $8.91 per barrel for the three months ended March 31, 2010, compared to $4.52 per barrel for the three months ended March 31, 2009.
          Asphalt Segment. Operating income (loss) for our asphalt segment was ($18.2) million for the three months ended March 31, 2010, compared to ($22.8) million for the three months ended March 31, 2009, an increase of $4.6 million. The increase was primarily due to higher asphalt prices for the three months ended March 31, 2010.
          Retail and Branded Marketing Segment. Operating income (loss) for our retail and branded marketing segment was ($1.9) million for the three months ended March 31, 2010, compared to $1.4 million for the three months ended March 31, 2009, a decrease of $3.3 million. This decrease was primarily due to lower motor fuel and merchandise sales margins.
Interest Expense
          Interest expense was $26.6 million for the three months ended March 31, 2010, compared to $28.3 million for the three months ended March 31, 2009, a decrease of $1.7 million. This decrease was primarily due to lower interest charges as a result of reduced outstanding borrowings. Included in interest expense for the three months ended March 31, 2010, was $6.7 million recorded for the write-off of unamortized debt issuance costs associated with the prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility. Included in interest expense for the three months ended March 31, 2009 was $5.7 million related to the unwind of our heating oil hedge.

Income Tax Expense (Benefit)
          Income tax expense (benefit) was ($34.7) million for the three months ended March 31, 2010, compared to $11.0 million for the three months ended March 31, 2009. This decrease resulted from our net loss in the first quarter of 2010, compared to net income in the first quarter of 2009. Our effective tax rate was 38.0% for the first quarter of 2010, compared to an effective tax rate of 34.8% for the first quarter of 2009.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
          Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net income (loss) related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in income (loss) of subsidiaries was ($3.8) million for the three months ended March 31, 2010, compared to $1.1 million for the three months ended March 31, 2009, a decrease of $4.9 million. This decrease resulted from net loss in the first quarter of 2010 compared to net income in the first quarter of 2009.
Net Income (Loss) Available to Common Stockholders
          Net income (loss) available to common stockholders was ($52.9) million for the three months ended March 31, 2010, compared to $17.4 million for the three months ended March 31, 2009, a decrease of $70.3 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash on hand, cash generated from our operating activities and borrowings under our revolving credit facilities and other credit lines. We believe that the aforementioned sources of funds and other sources of capital available to us will be sufficient to satisfy the anticipated cash requirements associated with our business during the next 12 months.
          On March 15, 2010, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a new $65.0 million bridge credit facility with Bank Hapoalim B.M. that is scheduled to terminate on June 15, 2010. ARKS borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under its revolving credit facility that was simultaneously terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%.
          In April 2010, ARKS signed a multi-year agreement with a major financial institution that will allow ARKS to retire the obligations under the bridge facility and support the operation of the refinery at 75,000 bpd.
          Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including the costs of such future capital expenditures related to the expansion of our business. Certain of our credit facilities contain financial covenants for which we must maintain compliance; the most restrictive of these covenants is contained in the Alon USA, LP Credit Facility agreement which requires a subsidiary of ours, Alon USA, Inc., to maintain a net debt to EBITDA ratio, as defined, of no more than 4 to 1 and as amended, will begin from the fiscal quarter ended September 30, 2010. We currently anticipate we will be in compliance with this and all other financial covenants contained in our credit agreements.
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

Cash Flows
          The following table sets forth our consolidated cash flows for the three months ended March 31, 2010, and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(40,979)	$119,527
Investing activities	(6,331)	(15,009)
Financing activities	14,433	(104,679)

Net decrease in cash and cash equivalents	$(32,877)	$(161)

Cash Flows Provided By (Used In) Operating Activities
          Net cash provided by (used in) operating activities during the three months ended March 31, 2010 was ($41.0) million, compared to $119.5 million during the three months ended March 31, 2009. The total change in cash used in operating activities of $160.5 million is primarily attributable to the difference of approximately $79.9 million in net income, adjusted for non-cash adjustments, and the difference in working capital improvements from receipt of income tax refunds of $34.7 million in 2010 compared to $113.0 million in 2009.
Cash Flows Used In Investing Activities
          Net cash used in investing activities was ($6.3) million during the three months ended March 31, 2010, compared to ($15.0) million during the three months ended March 31, 2009. The net change in cash used in investing activities is primarily attributable to $22.8 million received from the sale of approximately two thirds of our investment in Holly Energy Partners, partially offset by $2.2 million of earnout payments made to Valero as part of the Krotz Springs refinery acquisition and $10.0 million of escrow deposits made for the purchase of the Bakersfield refinery in the three months ended March 31, 2010. Capital expenditures for the three months ended March 31, 2010 were $17.3 million compared to capital expenditures, net of insurance proceeds for the rebuild of the Big Spring refinery, of $15.7 million for the three months ended March 31, 2009.
Cash Flows Provided by (Used In) Financing Activities
          Net cash provided by (used in) financing activities was $14.4 million during the three months ended March 31, 2010, compared to ($104.7) million during the three months ended March 31, 2009. The net change in cash provided by (used in) financing activities is primarily attributable to proceeds received of $65.0 million from the ARKS Bridge Facility and lower net repayments of $53.4 million on our long-term debt.
Cash Position and Indebtedness
          We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. As of March 31, 2010, our total cash and cash equivalents were $7.6 million and we had total debt of $954.6 million.

          Summary of Indebtedness and liquidity. The following table sets forth summary information related to our term loan credit facilities, revolving credit facilities, senior secured notes, retail credit facilities and associated liquidity position as of March 31, 2010:

	As of March 31, 2010
	(dollars in thousands)
	Amount Outstanding	Total Facility	Total Availability (1)(2)
Term loan credit facilities	$498,125	$498,125	$—
Revolving credit facilities	171,512	540,000	109,727
Senior secured notes	206,086	206,086	—
Retail credit facilities	78,893	78,893	—

Totals	$954,616	$1,323,104	$109,727

(1)	Total availability was calculated as the lesser of (a) the total size of the facilities less outstanding borrowings and letters of credit as of March 31, 2010 which was $247.8 million or (b) total borrowing base and letters of credit facility less outstanding borrowings and letters of credit, if applicable, which was $109.7 million.

(2)	Availability includes $34.0 million available under the $60.0 million letter of credit facility.
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
          The Alon Energy Term Loan is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition. The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of our remaining assets, excluding those of our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition.
          The Alon Energy Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
          At March 31, 2010, and December 31, 2009, the Alon Energy Term Loan had an outstanding balance of $433.1 million and $434.3 million, respectively.
          Letters of Credit Facility. On March 9, 2010, we entered into an unsecured credit facility with Israel Discount Bank of New York for the issuance of letters of credit in an amount not to exceed $60.0 million and with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate on January 31, 2013. On March 31, 2010, we had $26.0 million of outstanding letters of credit under this facility. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
          This facility contains certain restrictive covenants including financial covenants. Certain of these covenants commence at September 30, 2010, while others commence at December 31, 2010.

          Alon USA LP Credit Facility
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
          The Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets and (ii) a second lien on our fixed assets, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition and our retail subsidiaries.
          The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants. We entered into an amendment to the Alon USA LP Credit Facility that became effective March 31, 2010. As amended, the maintenance financial covenants for the leverage ratio and the interest coverage ratio will not apply until the fiscal quarter ending September 30, 2010. The current ratio will continue to be measured for all fiscal quarters of 2010.
          Borrowings of $123.0 million and $88.0 million were outstanding under the Alon USA LP Credit Facility at March 31, 2010, and December 31, 2009, respectively. At March 31, 2010, and December 31, 2009, outstanding letters of credit under the Alon USA LP Credit Facility were $104.2 million and $129.0 million, respectively.
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
          Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at March 31, 2010, the margin was 1.75%.
          The Paramount Credit Facility is primarily secured by the assets of Alon Holdings (excluding Alon Logistics).
          The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
          Borrowings of $48.5 million and $45.3 million were outstanding under the Paramount Credit Facility at March 31, 2010, and December 31, 2009, respectively. At March 31, 2010, and December 31, 2009, outstanding letters of credit under the Paramount Credit Facility were $50.5 million and $18.0 million, respectively.
          Alon Refining Krotz Springs, Inc. Credit Facilities
          Senior Secured Notes. In October 2009, Alon Refining Krotz Springs, Inc. (“ARKS”) issued $216.5 million in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15.
          ARKS received gross proceeds of $205.4 million from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, ARKS prepaid in full all outstanding obligations under its term loan. The remaining proceeds from the offering were used for general corporate purposes.

          The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on ARKS’ property, plant and equipment and a second priority lien on ARKS’ cash, accounts receivable and inventory.
          The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
          On February 17, 2010, ARKS exchanged $216.5 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.
          At March 31, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206.1 million and $205.7 million, respectively. We are utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
          Bridge Facility. On March 15, 2010, ARKS entered into a $65.0 million bridge credit facility with Bank Hapoalim B.M. with a maturity date of June 15, 2010 (the “Bridge Facility”). ARKS borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the ARKS Facility described below.
          Borrowings under the Bridge Facility bear interest at LIBOR plus 3.00% and $65.0 million was outstanding under the Bridge Facility at March 31, 2010.
          The Bridge Facility is secured by a first lien on cash, accounts receivable, and inventory of ARKS with a second lien on its remaining assets.
          The Bridge Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
          In April 2010, ARKS signed a multi-year agreement with a major financial institution that will allow ARKS to retire the obligations under the Bridge Facility and support the operation of the refinery at 75,000 bpd.
          Revolving Credit Facility. On March 15, 2010, ARKS terminated its revolving credit facility agreement (the “ARKS Facility”) and repaid all outstanding amounts thereunder. The ARKS Facility had a maturity date of July 3, 2013, and bore interest at a rate of 4.0% over the Eurodollar rate. As a result of the prepayment of the ARKS Facility, a write-off of unamortized debt issuance costs of $6.7 million was recorded as interest expense in the three months ended March 31, 2010.
          Borrowings of $83.3 million and outstanding letters of credit of $2.8 million were outstanding under the ARKS Facility at December 31, 2009.
          Retail Credit Facilities
          Southwest Convenience Stores, LLC (“SCS”) is a party to a credit agreement (the “SCS Credit Agreement”) that matures on July 1, 2017. Monthly principal payments are based on a 15-year amortization term.
          Borrowings under the SCS Credit Agreement bear interest at a Eurodollar rate plus 1.50% per annum.
          Obligations under the SCS Credit Agreement are jointly and severally guaranteed by us, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the SCS Credit Agreement are secured by a pledge on substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.

          The SCS Credit Agreement also contains customary restrictive covenants on its activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The SCS Credit Agreement also includes one annual financial covenant.
          At March 31, 2010, and December 31, 2009, the SCS Credit Agreement had an outstanding balance of $78.1 million and $79.7 million, respectively, and there were no further amounts available for borrowing.
          Other Retail Related Credit Facilities
          In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At March 31, 2010, and December 31, 2009, the outstanding balances were $0.8 million and $0.8 million, respectively.
Capital Spending
          Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2010 is $71.9 million, of which $21.6 million is related to regulatory and compliance projects, $14.6 million is related to turnaround and chemical catalyst, and $35.7 million is related to various improvement and sustaining projects. Approximately $17.3 million has been spent as of March 31, 2010.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $14.6 million during 2010 relating to turnaround and chemical catalyst. Approximately $10.0 million has been spent as of March 31, 2010 compared to $7.4 million for the same period in 2009.
Contractual Obligations and Commercial Commitments
          There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2009.
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
          We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2010, we held approximately 3.5 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $46.06 per barrel. Market value exceeded carrying value of LIFO costs by $123.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $3.5 million.
          In accordance with fair value provisions of ASC 825-10, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.

          The following table provides information about our derivative commodity instruments as of March 31, 2010:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	24,000	$81.00	$—	$1,944	$2,004	$60
Forwards-short (Crude)	(24,000)	—	81.25	(1,950)	(2,004)	(54)
Forwards-short (Gasoline)	(25,000)	—	90.67	(2,267)	(2,279)	(12)
Forwards-short (Diesel)	(40,000)	—	88.78	(3,551)	(3,680)	(129)

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
Futures-crack spread (Heating Oil)	328,800	$11.38	$10.87	$3,740	3,576	$(164)
Futures-long (SPR swaps)	278,322	95.92	84.18	26,696	23,429	(3,267)
Futures-short (SPR swaps)	(278,322)	60.05	84.18	(16,713)	(23,429)	(6,716)
Interest Rate Risk
          As of March 31, 2010, $747.7 million of our outstanding debt was at floating interest rates out of which approximately $123.0 million was at the Eurodollar rate plus 3.00%, subject to a minimum interest rate of 4.00%. As of March 31, 2010, we had interest rate swap agreements with a notional amount of $350.0 million with remaining periods ranging from less than a year to three years and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate on indebtedness net of the weighted average notional amount of the interest rate swap agreements outstanding in 2010 and the instrument subject to the minimum interest rate would result in an increase in our interest expense of approximately $4.0 million per year.

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

PART II. OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 7, 2010, SEC File No. 001-32567).

10.2	Sixth Amendment to Amended Revolving Credit Agreement, dated as of May 10, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: May 10, 2010	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: May 10, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.1	Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 7, 2010, SEC File No. 001-32567).

10.2	Sixth Amendment to Amended Revolving Credit Agreement, dated as of May 10, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.