Form 10-Q
period 2010-06-30
Alon USA Energy, Inc.
filed 2010-08-09
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2010, was 54,181,329.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,713	$40,437
Accounts and other receivables, net	152,511	103,094
Income tax receivable	18,128	65,418
Inventories	239,503	214,999
Deferred income tax asset	60,131	7,700
Prepaid expenses and other current assets	10,935	4,188

Total current assets	488,921	435,836

Equity method investments	20,681	43,052
Property, plant, and equipment, net	1,471,379	1,477,426
Goodwill	105,943	105,943
Other assets	95,484	70,532

Total assets	$2,182,408	$2,132,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$347,721	$248,253
Accrued liabilities	78,668	92,380
Short-term debt and current portion of long-term debt	52,446	10,946

Total current liabilities	478,835	351,579

Other non-current liabilities	146,886	95,076
Long-term debt	879,593	926,078
Deferred income tax liability	330,708	328,138

Total liabilities	1,836,022	1,700,871

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; 54,181,329 and 54,170,913 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	542	542
Additional paid-in capital	290,328	289,853
Accumulated other comprehensive loss, net of income tax	(28,475)	(32,871)
Retained earnings	78,712	165,248

Total stockholders’ equity	341,107	422,772

Non-controlling interest in subsidiaries	5,279	9,146

Total equity	346,386	431,918

Total liabilities and equity	$2,182,408	$2,132,789

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales (1)	$840,361	$1,106,398	$1,419,674	$1,828,578
Operating costs and expenses:
Cost of sales	751,075	988,318	1,289,790	1,528,048
Direct operating expenses	62,924	71,345	124,368	140,209
Selling, general and administrative expenses	29,182	31,581	60,989	63,496
Depreciation and amortization	25,368	23,561	51,690	45,651

Total operating costs and expenses	868,549	1,114,805	1,526,837	1,777,404

Gain (loss) on disposition of assets	474	(1,600)	474	(1,600)

Operating income (loss)	(27,714)	(10,007)	(106,689)	49,574
Interest expense	(21,735)	(21,023)	(48,320)	(49,279)
Equity earnings of investees	1,209	8,376	1,106	8,373
Other income (loss), net	(365)	191	13,839	448

Income (loss) before income tax expense (benefit), non-controlling interest in loss of subsidiaries and accumulated dividends on preferred stock of subsidiary	(48,605)	(22,463)	(140,064)	9,116
Income tax expense (benefit)	(17,093)	(7,549)	(51,806)	3,446

Income (loss) before non-controlling interest in loss of subsidiaries and accumulated dividends on preferred stock of subsidiary	(31,512)	(14,914)	(88,258)	5,670
Non-controlling interest in loss of subsidiaries	(2,253)	(1,724)	(6,057)	(641)
Accumulated dividends on preferred stock of subsidiary	—	2,150	—	4,300

Net income (loss) available to common stockholders	$(29,259)	$(15,340)	$(82,201)	$2,011

Earnings (loss) per share, basic	$(0.54)	$(0.33)	$(1.52)	$0.04

Weighted average shares outstanding, basic (in thousands)	54,164	46,809	54,162	46,807

Earnings (loss) per share, diluted	$(0.54)	$(0.33)	$(1.52)	$0.04

Weighted average shares outstanding, diluted (in thousands)	54,164	46,809	54,162	46,810

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

(1)	Includes excise taxes on sales by the retail segment of $13,531 and $11,770 for the three months and $26,317 and $22,814 for the six months ended June 30, 2010, and 2009, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(82,201)	$2,011
Adjustments to reconcile net income (loss) available to common stockholders to cash provided by (used in) operating activities:
Depreciation and amortization	51,690	45,651
Stock compensation	350	381
Deferred income tax expense	(52,486)	(35,977)
Non-controlling interest in loss of subsidiaries	(6,057)	(641)
Equity earnings of investees (net of dividends)	(775)	(6,879)
Accumulated dividends on preferred stock of subsidiary	—	4,300
Amortization of debt issuance costs	2,880	3,567
Amortization of original issuance discount	812	—
Write-off of unamortized debt issuance costs	6,659	—
(Gain) loss on disposition of assets	(474)	1,600
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(49,417)	(24,001)
Income tax receivable	47,290	112,952
Inventories	(7,160)	(85,269)
Heating oil crack spread hedge	—	117,485
Prepaid expenses and other current assets	(616)	(410)
Other assets	(25,032)	4,751
Accounts payable	51,453	172,558
Accrued liabilities	(533)	(10,123)
Other non-current liabilities	2,057	(4,992)

Net cash provided by (used in) operating activities	(61,560)	296,964

Cash flows from investing activities:
Capital expenditures	(12,688)	(29,244)
Capital expenditures to rebuild the Big Spring refinery	—	(39,281)
Capital expenditures for turnarounds and catalysts	(11,531)	(10,314)
Proceeds from insurance to rebuild Big Spring refinery	—	34,125
Proceeds from sale of securities	36,852	—
Proceeds from sale of assets	20,095	—
Acquisition of Bakersfield refinery	(32,409)	—
Earnout payment related to Krotz Springs refinery acquisition	(4,375)	—

Net cash used in investing activities	(4,056)	(44,714)

Cash flows from financing activities:
Dividends paid to stockholders	(4,335)	(3,746)
Dividends paid to non-controlling interest	(429)	(288)
Inventory supply agreement	45,807	—
Deferred debt issuance costs	(2,354)	(3,979)
Revolving credit facilities, net	(41,824)	(126,506)
Payments on long-term debt	(5,473)	(92,708)
Additions to short-term debt	76,500	—
Payments on short-term debt	(35,000)	—

Net cash provided by (used in) financing activities	32,892	(227,227)

Net increase (decrease) in cash and cash equivalents	(32,724)	25,023
Cash and cash equivalents, beginning of period	40,437	18,454

Cash and cash equivalents, end of period	$7,713	$43,477

Supplemental cash flow information:
Cash paid for interest	$38,846	$48,477

Cash paid (refunds received) for income tax	$(46,374)	$(106,511)

Non-cash activities:
Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$—	$(50,000)

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)
     (2) Bakersfield Refinery Acquisition
          On June 1, 2010, Alon completed the acquisition of the Bakersfield, California refinery (“Bakersfield refinery”) from Big West of California, LLC, a subsidiary of Flying J, Inc. The aggregate purchase price was $58,409 in cash which includes hydrocarbon inventories. In connection with the acquisition, an affiliate of Alon purchased certain refinery assets not installed at the Bakersfield refinery location for $26,000. The remaining assets were purchased by Alon. Alon incurred $309 of acquisition-related costs that were recognized in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2010.
          The Bakersfield refinery is located in California’s Central Valley and has the capacity to refine up to 70,000 barrels of crude oil per day. The refinery has traditionally been supplied by local California crude oils produced in the San Joaquin Valley and the Los Angeles Basin. Historically, this refinery has been a major provider of quality motor fuels in central California and is also a large supplier of gas oil products to other refiners.
          Alon plans to integrate the operations of the Bakersfield refinery with its other California refineries by processing vacuum gas oil produced at these refineries in the hydrocracker located at the Bakersfield refinery.
          A preliminary independent appraisal of the assets acquired in the Bakersfield refinery acquisition is in process. The estimated fair value of the assets acquired and liabilities assumed are as follows:

Current assets	$17,033
Other assets	17,122
Property, plant and equipment	41,403
Other non-current liabilities	(43,149)

Total consideration	$32,409

          Alon anticipates it will finalize the purchase price allocation by December 31, 2010.
          In connection with the acquisition of the Bakersfield refinery, Alon recorded a discounted accrued environmental remediation obligation of $42,122. This amount is included as a non-current liability in the consolidated balance sheet at June 30, 2010.
          Also in connection with the acquisition of the Bakersfield refinery, Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. The discounted indemnification amount is $17,122 and is shown as a non-current receivable in the consolidated balance sheet at June 30, 2010.
     (3) Segment Data
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
          (a) Refining and Unbranded Marketing Segment
          Alon’s refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas, and Paramount, Bakersfield and Long Beach, California (the “California refineries”) and a light sweet crude oil refinery located in Krotz Springs, Louisiana. At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)
          (b) Asphalt Segment
          Alon’s asphalt segment includes the Willbridge, Oregon refinery and 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia), and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC (“Wright”) which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley and Wright), are recorded under the equity method of accounting, and the investments are included as part of total assets in the asphalt segment data.
          (c) Retail and Branded Marketing Segment
          Alon’s retail and branded marketing segment operates 306 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States through a network of approximately 610 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business have been supplied by Alon’s Big Spring refinery.
          (d) Corporate
          Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
          Segment data as of and for the three and six-month periods ended June 30, 2010 and 2009 are presented below:

	Refining and		Retail and Branded		Consolidated
	Unbranded Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended June 30, 2010
Net sales to external customers	$481,442	$104,964	$253,955	$—	$840,361
Intersegment sales/purchases	209,889	(52,643)	(157,246)	—	—
Depreciation and amortization	19,881	1,715	3,436	336	25,368
Operating income (loss)	(35,387)	463	7,734	(524)	(27,714)
Total assets	1,767,631	208,652	188,983	17,142	2,182,408
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	5,737	347	430	393	6,907

	Refining and		Retail and Branded		Consolidated
	Unbranded Marketing	Asphalt	Marketing	Corporate	Total
Three Months ended June 30, 2009
Net sales to external customers	$774,457	$125,480	$206,461	$—	$1,106,398
Intersegment sales/purchases	186,646	(70,348)	(116,298)	—	—
Depreciation and amortization	18,300	1,701	3,412	148	23,561
Operating income (loss)	(17,193)	5,125	2,399	(338)	(10,007)
Total assets	1,783,680	276,316	197,556	14,987	2,272,539
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	27,022	414	894	654	28,984

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and		Retail and Branded		Consolidated
	Unbranded Marketing	Asphalt	Marketing	Corporate	Total
Six Months ended June 30, 2010
Net sales to external customers	$767,586	$172,105	$479,983	$—	$1,419,674
Intersegment sales/purchases	406,785	(103,702)	(303,083)	—	—
Depreciation and amortization	40,835	3,432	6,856	567	51,690
Operating income (loss)	(93,905)	(17,716)	5,875	(943)	(106,689)
Total assets	1,767,631	208,652	188,983	17,142	2,182,408
Turnaround, chemical catalyst and capital expenditures	22,058	526	827	808	24,219

	Refining and		Retail and Branded		Consolidated
	Unbranded Marketing	Asphalt	Marketing	Corporate	Total
Six Months ended June 30, 2009
Net sales to external customers	$1,278,407	$176,240	$373,931	$—	$1,828,578
Intersegment sales/purchases	315,993	(114,876)	(201,117)	—	—
Depreciation and amortization	35,177	3,399	6,780	295	45,651
Operating income (loss)	64,166	(17,693)	3,776	(675)	49,574
Total assets	1,783,680	276,316	197,556	14,987	2,272,539
Turnaround, chemical catalyst, capital expenditures and capital expenditures to rebuild the Big Spring refinery	75,918	576	1,113	1,232	78,839
          Operating income (loss) for each segment consists of net sales less cost of sales, direct operating expenses, selling, general and administrative expenses, depreciation and amortization, and gain (loss) on disposition of assets. Intersegment sales are intended to approximate wholesale market prices. Consolidated totals presented are after intersegment eliminations.
          Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts and other receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.
     (4) Fair Value
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)
          The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2010, and December 31, 2009, respectively:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Total
Six Months ended June 30, 2010
Assets:
Futures and forwards	$989	$—	$—	$989
Liabilities:
Commodity swaps	202	404	—	606
Commodity calls	—	6,706	—	6,706
Interest rate swaps	—	13,315	—	13,315

Year ended December 31, 2009
Assets:
Futures and forwards	$322	$—	$—	$322
Commodity swaps	—	89	—	89
Liabilities:
Commodity swaps	—	9,983	—	9,983
Interest rate swaps	—	16,933	—	16,933
     (5) Derivative Financial Instruments
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
          At June 30, 2010, Alon held net forward contracts for the sale of 250,035 barrels of refined products at an average price of $85.44 per barrel. At June 30, 2009, Alon held net forward contracts for purchases of 180,000 barrels of crude and sales of 250,000 barrels of refined products at an average price of $69.07 per barrel. The contracts are recorded at their fair market values and unrealized gains of $881 and $1,220 have been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively.
          At June 30, 2010, Alon also held futures contracts for the sale of 84,000 barrels of crude at an average price of $76.92 per barrel. At June 30, 2009, Alon held net futures contracts for sales of 72,000 barrels of refined products and sales of 176,000 barrels of crude at an average price of $69.40 per barrel. Additionally, at June 30, 2009, Alon had calls at an average purchase price of $5.04 per barrel for the purchase of 99,000 barrels of crude at an average strike price of $60.00 per barrel. The contracts are recorded at their fair market values and an unrealized gain of $108 and unrealized loss of $143 have been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively.
          At June 30, 2009, Alon held futures contracts for 434,000 barrels of crude swaps at an average price of $74.80 per barrel. The contracts are recorded at their fair market values and an unrealized loss of $15,157 has been included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2009.
          At June 30, 2010, the Company held futures contracts for sales of 292,400 barrels of heating oil crack spread swaps at an average of $11.84 per barrel. Accordingly, the contracts are recorded at their fair market values and an

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)
unrealized loss of $404 has been included in cost of sales in the statements of operations for the three months ended June 30, 2010.
          At June 30, 2010, Alon had written call contracts outstanding for the net purchase of 3,514,500 barrels of crude and sale of 3,514,500 barrels of heating oil at an average strike price of $11.35 for a period of 21 months commencing October 2010. The fair value of the obligation in excess of the premium received resulted in a loss of $60 included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2010.
          At June 30, 2010, Alon also held futures contracts for 2,846 ounces of platinum swaps and 2,534 ounces of palladium swaps at an average price of $1,542 and $446 per ounce, respectively. The contracts are recorded at their fair market values and an unrealized loss of $202 has been included in other income (loss) in the consolidated statements of operations for the three months ended June 30, 2010.
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
          Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of June 30, 2010, Alon had interest rate swap agreements with a notional amount of $350,000 with remaining periods ranging from three months to 2.5 years and fixed interest rates ranging from 4.25% to 4.75%. All of these swaps were accounted for as cash flow hedges.
          For cash flow hedges, gains and losses reported in accumulated other comprehensive income in stockholders’ equity are reclassified into interest expense when the forecasted transactions affect income. During the six months ended June 30, 2010, and 2009, Alon recognized in accumulated other comprehensive income unrealized after-tax gains of $2,352 and $3,665, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from accumulated other comprehensive income into interest expense as a result of the discontinuance of cash flow hedge accounting.
          For the three and six months ended June 30, 2010 and 2009, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
          Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery, Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. In April 2009, Alon completed an unwind of these futures contracts for $139,290.
          Losses of $2,931 and $3,529 for the three and six months ended June 30, 2010 and gains of $3,068 and $4,014 for the three and six months ended June 30, 2009 have been reclassified from accumulated other comprehensive income to earnings since the discontinuance of cash flow hedge accounting, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the four-month period beginning July 1, 2010, or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)
     The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards, swaps and calls)	Accounts receivable	$108	Accrued liabilities	$(1,619)
Commodity contracts (futures, forwards, swaps and calls)		—	Other non-current liabilities	(4,812)

Total derivatives not designated as hedging instruments		$108		$(6,431)

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$(13,315)

Total derivatives designated as hedging instruments		—		(13,315)

Total derivatives		$108		$(19,746)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$411	Accrued liabilities	$(9,983)

Total derivatives not designated as hedging instruments under FAS 133		$411		$(9,983)

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$(16,933)

Total derivatives designated as hedging instruments under FAS 133		—		(16,933)

Total derivatives		$411		$(26,916)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited, dollars in thousands except as noted)
          The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
		Gain (Loss) Reclassified from		Portion and Amount
	Gain (Loss) Recognized	Accumulated OCI into Income (Effective		Excluded from
Cash Flow Hedging Relationships	in OCI	Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2010
Commodity swaps (heating oil swaps)	$—	Cost of sales	$(2,931)	$—
Interest rate swaps	2,049	Interest expense	(3,666)	—

Total derivatives	$2,049		$(6,597)	$—

For the Six Months Ended June 30, 2010
Commodity swaps (heating oil swaps)	$—	Cost of sales	$(3,529)	$—
Interest rate swaps	3,618	Interest expense	(7,224)	—

Total derivatives	$3,618		$(10,753)	$—

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
		Gain (Loss) Reclassified from		Portion and Amount
	Gain (Loss) Recognized	Accumulated OCI into Income		Excluded from
Cash Flow Hedging Relationships	in OCI	(Effective Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$3,068	$—
Interest rate swaps	4,602	Interest expense	(3,557)	—

Total derivatives	$4,602		$(489)	$—

For the Six Months Ended June 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$4,014	$—
Interest rate swaps	5,639	Interest expense	(7,003)	—

Total derivatives	$5,639		$(2,989)	$—

Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$267
Commodity contracts (heating oil swaps)	Cost of sales	(209)
Commodity contracts (calls)	Cost of sales	(60)
Commodity contracts (commodity swaps)	Other income (loss), net	(202)

Total derivatives		$(204)

For the Six Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$1,740
Commodity contracts (heating oil swaps)	Cost of sales	(315)
Commodity contracts (calls)	Cost of sales	(60)
Commodity contracts (commodity swaps)	Other income (loss), net	(202)

Total derivatives		$1,163

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended June 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(13,798)
Commodity contracts (heating oil swaps)	Cost of sales	471
Commodity contracts (SPR swaps)	Cost of sales	1,073

Total derivatives		$(12,254)

For the Six Months Ended June 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(14,490)
Commodity contracts (heating oil swaps)	Cost of sales	41,184
Commodity contracts (SPR swaps)	Cost of sales	174

Total derivatives		$26,868

     (6) Inventories
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
          Carrying value of inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Crude oil, refined products, asphalt and blendstocks	$111,816	$150,370
Inventory consigned to others	82,412	22,558
Materials and supplies	19,883	18,069
Store merchandise	18,634	18,856
Store fuel	6,758	5,146

Total inventories	$239,503	$214,999

          Crude oil, refined products, asphalt and blendstock inventories totaled 2,661 barrels and 3,301 barrels as of June 30, 2010, and December 31, 2009, respectively.
          Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $104,434 and $100,496 at June 30, 2010 and December 31, 2009, respectively.
     (7) Property, Plant and Equipment, Net
          Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2010	2009
Refining facilities	$1,572,610	$1,535,841
Pipelines and terminals	39,213	39,213
Retail	137,658	137,150
Other	17,069	16,747

Property, plant and equipment, gross	1,766,550	1,728,951
Less accumulated depreciation	(295,171)	(251,525)

Property, plant and equipment, net	$1,471,379	$1,477,426

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     (8) Additional Financial Information
          The tables that follow provide additional financial information related to the consolidated financial statements.
          (a) Other Assets

	June 30,	December 31,
	2010	2009
Deferred turnaround and chemical catalyst cost	$27,737	$24,387
Environmental receivables	20,857	3,448
Deferred debt issuance costs	18,527	25,822
Intangible assets	8,124	8,516
Other	20,239	8,359

Total other assets	$95,484	$70,532

          Unamortized debt issuance costs of $6,659 related to the prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility were written off in the first quarter of 2010.
          In connection with the acquisition of the Bakersfield refinery on June 1, 2010, Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. The discounted indemnification amount is $17,122 and is shown in environmental receivables. Alon has also recorded a corresponding environmental liability (Note 16).
          (b) Accrued Liabilities and Other Non-Current Liabilities

	June 30,	December 31,
	2010	2009
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$18,074	$20,205
Employee costs	7,766	6,716
Commodity swaps	1,619	9,983
Valero earnout liability	8,750	8,750
Other	42,459	46,726

Total accrued liabilities	$78,668	$92,380

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$35,851	$34,902
Environmental accrual (Note 16)	67,926	27,350
Asset retirement obligations	9,977	8,789
Interest rate swap valuations	13,315	16,933
Valero earnout liability	2,188	6,562
Commodity swaps	4,812	—
Other	12,817	540

Total other non-current liabilities	$146,886	$95,076

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     (c) Comprehensive Income
          The following table displays the computation of total comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) before non-controlling interest in loss of subsidiaries and accumulated dividends on preferred stock of subsidiary	$(31,512)	$(14,914)	$(88,258)	$5,670

Other comprehensive gain (loss), net of tax:
Unrealized gain on cash flow hedges, net of tax	3,178	1,408	4,575	1,136

Total other comprehensive income, net of tax	3,178	1,408	4,575	1,136

Comprehensive income (loss)	(28,334)	(13,506)	(83,683)	6,806

Comprehensive income attributable to non-controlling interest (including accumulated dividends on preferred shares of subsidiary)	(2,117)	527	(5,878)	3,740

Comprehensive income (loss) attributable to common stockholders	$(26,217)	$(14,033)	$(77,805)	$3,066

     The following table displays the components of accumulated other comprehensive loss, net of tax.

	June 30,	December 31,
	2010	2009
Unrealized losses on cash flow hedges, net of tax	$(11,499)	$(15,895)
Pension and post-employment benefits, net of tax	(16,976)	(16,976)

Accumulated other comprehensive loss, net of tax	$(28,475)	$(32,871)

     (9) Postretirement Benefits
          Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees and employees of SCS. The benefits are based on years of service and the employee’s final average monthly compensation. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2010 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2009. For the six months ended June 30, 2010, and 2009, Alon contributed $1,940 and $1,395, respectively, to its qualified pension plans.
          The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and six months ended June 30, 2010, and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,019	$836	$2,037	$1,673
Interest cost	946	840	1,892	1,681
Expected return on plan assets	(905)	(839)	(1,810)	(1,679)
Amortization of net loss	385	263	771	526

Net periodic benefit cost	$1,445	$1,100	$2,890	$2,201

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     (10) Indebtedness
          Debt consisted of the following:

	June 30,	December 31,
	2010	2009
Term loan credit facility	$432,000	$434,250
Revolving credit facilities	174,753	216,577
Senior secured notes	206,505	205,693
Short-term debt	41,500	—
Retail credit facilities	77,281	80,504

Total debt	932,039	937,024
Less short-term debt and current portion of long-term debt	(52,446)	(10,946)

Total long-term debt	$879,593	$926,078

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
          The Alon Energy Term Loan is jointly and severally guaranteed by all of Alon’s subsidiaries except for Alon’s retail subsidiaries, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield refinery acquisition. The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of the remaining assets of Alon excluding those of Alon’s retail subsidiaries, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield refinery acquisition.
          The Alon Energy Term Loan contains customary restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
          At June 30, 2010, and December 31, 2009, the Alon Energy Term Loan had an outstanding balance of $432,000 and $434,250, respectively.
          Letters of Credit Facility. On March 9, 2010, Alon entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letters of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60,000 and with a sub-limit for borrowings not to exceed $30,000. This facility will terminate on January 31, 2013. On June 30, 2010, Alon had $60,000 of outstanding letters of credit under this facility. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
          This facility contains certain customary restrictive covenants including financial covenants. Certain of these covenants become applicable at September 30, 2010, while others first apply at December 31, 2010.
     (b) Alon USA LP Credit Facility
          Revolving Credit Facility. Alon has a $240,000 revolving credit facility (the “Alon USA LP Credit Facility”) that will mature on January 1, 2013. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit, subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
          Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
          The Alon USA LP Credit Facility is secured by (i) a first lien on Alon’s cash, accounts receivables, inventories and related assets and (ii) a second lien on Alon’s fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and Alon’s retail subsidiaries.
          The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants. As currently amended, the maintenance financial covenants for the leverage ratio and the interest coverage ratio will not apply until the fiscal quarter ending December 31, 2010. The maintenance financial covenant for the current ratio will continue to be measured for all fiscal quarters of 2010.
          Borrowings of $119,000 and $88,000 were outstanding under the Alon USA LP Credit Facility at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, outstanding letters of credit under the Alon USA LP Credit Facility were $120,022 and $128,963, respectively.
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
          Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. The average excess availability during June 2010 was $62,435 and the margin was 1.75%.
          The Paramount Credit Facility is primarily secured by (i) a first lien on accounts receivables, inventories and related assets and (ii) a second lien on Alon Holdings’ (excluding Alon Logistics) fixed assets and other specified property.
          The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
          Borrowings of $55,753 and $45,290 were outstanding under the Paramount Credit Facility at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, outstanding letters of credit under the Paramount Credit Facility were $63,039 and $17,999, respectively.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
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
     At June 30, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206,505 and $205,693, respectively. Alon is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. On March 15, 2010, ARKS entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. (the “ARKS Term Facility”). The ARKS Term Facility as currently amended and restated matures on August 16, 2010. ARKS has agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. ARKS originally borrowed $65,000 and has repaid $35,000 as of June 30, 2010.
     Borrowings under the ARKS Term Facility bear interest at LIBOR plus 3.00% and $30,000 was outstanding under the ARKS Term Facility at June 30, 2010.
     The ARKS Term Facility is secured by a second lien on all assets other than cash, accounts receivable, and inventory of ARKS.
     The ARKS Term Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     Revolving Credit Facility. On March 15, 2010, ARKS terminated its revolving credit facility agreement (the “ARKS Facility”) and repaid all outstanding amounts thereunder. As a result of the prepayment of the ARKS Facility, Alon recorded a write-off of unamortized debt issuance costs of $6,659 as interest expense in the first quarter of 2010.
     Borrowings of $83,287 and outstanding letters of credit of $2,765 were outstanding under the ARKS Facility at December 31, 2009.
     (e) Alon Bakersfield Operating, Inc. Credit Facility
     Short-Term Credit Facility. On June 1, 2010, Alon Bakersfield Operating, Inc., a wholly-owned subsidiary of Alon, entered into an $11,500 secured credit facility with Bank Leumi USA as lender. The facility is secured primarily by the hydrocarbon inventories acquired in the Bakersfield refinery acquisition. The facility will mature on September 1, 2010. The principal is to be repaid in a single payment on the maturity date, subject to reductions from mandatory prepayment events. Borrowings under the facility bear interest at the Eurodollar rate plus 3.00% per annum, subject to an overall minimum interest rate floor of 4.00% per annum.
     Borrowings of $11,500 were outstanding under the facility at June 30, 2010.
     The facility contains customary covenants, such as restriction on liens, mergers, consolidations, sales of assets, additional indebtedness and different businesses. This facility does not contain any maintenance financial covenants.
     (f) Retail Credit Facilities
     Southwest Convenience Stores, LLC (“SCS”) is a party to a credit agreement (the “SCS Credit Agreement”) that matures on July 1, 2017. Monthly principal payments are based on a 15-year amortization term.
     Borrowings under the SCS Credit Agreement bear interest at a Eurodollar rate plus 1.50% per annum.
     Obligations under the SCS Credit Agreement are jointly and severally guaranteed by Alon, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the SCS Credit Agreement are secured by a pledge of substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
          The SCS Credit Agreement contains customary restrictive covenants on its activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The SCS Credit Agreement also includes one annual financial covenant.
          At June 30, 2010, and December 31, 2009, the SCS Credit Agreement had an outstanding balance of $76,528 and $79,694, respectively, and there were no further amounts available for borrowing.
          (g) Other Retail Related Credit Facilities
          In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15-year payment terms. At June 30, 2010, and December 31, 2009, the outstanding balances were $753 and $810, respectively.
     (11) Stock-Based Compensation
          Alon has two employee incentive compensation plans, (i) the Amended and Restated 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.
          (a) Amended and Restated 2005 Incentive Compensation Plan (share value in dollars)
          Alon’s original incentive compensation plan, the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, was approved by its stockholders in 2006. In May 2010, Alon’s stockholders approved an amended and restated incentive compensation plan, the Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan, which is a component of Alon’s overall executive incentive compensation program. The Amended and Restated 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, SARs, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. Other than the restricted share grants and SARs discussed below, there have been no stock-based awards granted under the Amended and Restated 2005 Incentive Compensation Plan.
          Restricted Stock. Non-employee directors are awarded an annual grant of shares of restricted stock valued at $25. The restricted shares granted to the non-employee directors under the Amended and Restated 2005 Incentive Compensation Plan vest over a period of three years, assuming continued service at vesting.
          Compensation expense for the restricted stock grants amounted to $19 and $20 for the three months ended June 30, 2010 and 2009, respectively, and $31 and $31 for the six months ended June 30, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value and fair value under FASB ASC Topic 718-10 for pro forma disclosure purposes.
          The following table summarizes the restricted share activity from January 1, 2009:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Values
Nonvested at January 1, 2009	7,662	$19.58
Granted	5,841	12.84
Vested	(3,277)	22.89
Forfeited	—	—

Nonvested at December 31, 2009	10,226	$14.67

Granted	10,416	7.20
Vested	(4,473)	16.77
Forfeited	—	—

Nonvested at June 30, 2010	16,169	$9.28

          As of June 30, 2010, there was $107 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 2005 Incentive Compensation Plan. That

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
cost is expected to be recognized over a weighted-average period of 2.4 years. The fair value of shares vested in 2010 was $31.
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
          Compensation expense for the SARs grants amounted to $97 and ($60) for the three months ended June 30, 2010 and 2009, respectively, and $306 and $240 for the six months ended June 30, 2010, and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
     (b) 2000 Incentive Stock Compensation Plan
          On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. Total compensation expense recognized under this plan was $0 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $13 and $110 for the six months ended June 30, 2010, and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     The following table summarizes the stock option activity for Alon Assets and Alon Operating for the six months ended June 30, 2010, and for the year ended December 31, 2009:

	Alon Assets		Alon Operating
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Outstanding at January 1, 2009	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at December 31, 2009	2,793	$100	1,049	$100

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	—	—

Outstanding at June 30, 2010	2,793	$100	1,049	$100

          The intrinsic value of total options exercised in 2010 was $0.
     (12) Stockholders’ Equity (per share in dollars)
Common Stock Dividends
     On June 15, 2010, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on May 28, 2010.
     (13) Earnings (Loss) Per Share (earnings per share in dollars)
          Basic earnings (loss) per share are calculated as net income (loss) available to common stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share include the dilutive effect of restricted shares and SARs using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
     The calculation of earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2010, and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$(29,259)	$(15,340)	$(82,201)	$2,011
Average number of shares of common stock outstanding	54,164	46,809	54,162	46,807
Dilutive restricted shares, SARs and conversion of preferred shares	—	—	—	3

Average number of shares of common stock outstanding assuming dilution	54,164	46,809	54,162	46,810

Earnings (loss) per share – basic	$(0.54)	$(0.33)	$(1.52)	$0.04

Earnings (loss) per share – diluted *	$(0.54)	$(0.33)	$(1.52)	$0.04

*	For the purpose of adjusting net income (loss) in the calculation of diluted earnings (loss) per share issued by Alon’s subsidiaries, the effect for the three and six months ended June 30, 2010 and 2009 is anti-dilutive and therefore excluded from the calculation.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     (14) Big Spring Refinery Fire
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
     (15) Related-Party Transactions
          Sale of Preferred Shares (per share amounts in dollars)
          In connection with the acquisition of the Krotz Springs refinery, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) Alon Israel Oil Company, Ltd. (“Alon Israel”) provided letters of credit in the amount of $55,000 (the “Original L/Cs”) to support the borrowing base of ARKS and purchased 80,000 shares of Series A Preferred Stock par value $1,000.00 per share. Alon Israel issued an additional $25,000 of letters of credit in the first quarter of 2009 for the benefit of ARKS. In connection with the termination of the ARKS Facility, Alon returned to Alon Israel $65,000 of letters of credit, leaving $15,000 of letters of credit outstanding at June 30, 2010. Alon Israel provided assurances of $30,000 to support Alon in connection with the Alon Energy Letters of Credit Facility. In December 2009, Alon Israel’s shares of Series A Preferred Stock were exchanged for Alon common stock.
          Pursuant to a stockholders agreement (as amended, “The Stockholders Agreement”) entered into in connection with the Stock Purchase Agreement, Alon Israel was granted an option (the “L/C Option”), exercisable at any time the letters of credit are outstanding, to withdraw all or part of the letters of credit and acquire shares of Series A Preferred Stock of Alon Refining Louisiana, Inc. (“ARL”) at their par value of $1,000.00 per share, in an amount equal to such withdrawn letters of credit (the “L/C Preferred Shares”).
          Under the terms of the Stockholders Agreement, with respect to the L/C Preferred Shares, during the period beginning on the date of issuance of any L/C Preferred Shares in connection with the exercise of the L/C Option and ending on December 31, 2010, each of Alon Louisiana Holdings, Inc. (“Alon Louisiana Holdings”) and Alon have the option to purchase from Alon Israel all or a portion of the then-outstanding L/C Preferred Shares at a price per share equal to the par value plus accrued but unpaid dividends (the “Call Option”), subject to the prior release of all of the letters of credit and conditioned upon approval of the purchase by Alon’s Audit Committee.
          If the Call Option is not exercised by Alon Louisiana Holdings or Alon, the L/C Preferred Shares are exchangeable for shares of Alon common stock in accordance with the terms of the Stockholders Agreement. Specifically, (i) the L/C Preferred Shares may be exchanged at the election of either Alon or Alon Israel, for shares of Alon common stock upon a change of control of either ARL or Alon; (ii) in the event that the Call Option is not exercised, Alon Israel will have the option to exchange L/C Preferred Shares it then holds for Alon common stock during a 5-business day period beginning on the first day on which Alon’s securities trading window is open after each of January 3, 2010, July 1, 2010, and January 1, 2011; and (iii) if not so exchanged, all of the L/C Preferred Shares will be mandatorily exchanged for shares of Alon common stock on July 3, 2011.
          Pursuant to the Stockholders Agreement, in the event that any letter of credit is drawn upon by beneficiaries of a letter of credit, a promissory note will be issued by Alon Louisiana Holdings in favor of Alon Israel for the amount of any such drawn letters of credit. This promissory note will provide that Alon may exchange the promissory note for shares of Alon common stock.
          Sale of HEP Units
          In January 2010, Alon sold 150,200 Holly Energy Partners (“HEP”) units to each of Dor-Alon Energy in Israel (1988) Ltd. and Blue Square — Israel, Ltd. respectively, both affiliates of Alon Israel and Alon also exchanged 287,258 HEP units for auction rate securities held by Alon Israel (which were sold in March 2010 and no gain or loss

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
was recognized). The HEP units sold and exchanged were based on a price per unit based on the average closing price of HEP’s publically traded Class A limited partnership units for the 30 trading days preceding the closing of such transaction for a total of $22,760.
          Richmond Beach Property Sale
          On April 22, 2010, Alon entered into a Purchase and Sale Agreement with BSRE Point Wells, LP (“BSRE”), a subsidiary of Blue Square-Israel, Ltd., an affiliated entity, to sell a parcel of land at Richmond Beach, Washington for $19,500. The sale of the land was completed on June 1, 2010 and Alon deferred recognition of the gain on the sale of land of $5,539 as the land was sold to an affiliated entity. The deferred gain will be recognized at such time as the property is sold to a third party.
          In conjunction with the sale, Alon entered into a development agreement with BSRE. The agreement provides that Alon and BSRE, in order to enhance the value of the land with a view towards maximizing the proceeds from its sale, intend to cooperate in the development and construction of a mixed-use residential and planned community real estate project on the land. As part of this agreement, Alon agreed to pay a development fee of $439 on a quarterly basis beginning July 1, 2010 in exchange for the right to participate in the potential profits realized by BSRE from the development of the land.
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
          Earnout Settlement with Valero
          In connection with the Krotz Springs refinery acquisition, in July 2008 Alon and Valero entered into an earnout agreement which was amended in August 2009. Alon has paid Valero approximately $19,688 in 2009 and $4,374 in the first six months of 2010. Additionally, Alon has agreed to pay Valero an additional sum of $10,937 in five installments of approximately $2,188 per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35,000. Of the $10,937 that remains to be paid, $8,750 is included in accrued liabilities and $2,188 is included in other non-current liabilities on the consolidated balance sheet at June 30, 2010.
          Supply and Offtake Agreement with J. Aron & Company
          On April 21, 2010, ARKS entered into a Supply and Offtake Agreement, which was amended on May 26, 2010 (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”), the proceeds of which allowed ARKS to retire part of its obligations under the ARKS Term Facility and support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to ARKS, and ARKS agreed to buy from J. Aron, at market price, crude oil for processing at the Krotz Springs refinery and (ii) ARKS agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the Krotz Springs refinery.
          In connection with the execution of the Supply and Offtake Agreement, ARKS also entered into agreements that provided for the sale, at market price, of ARKS’ crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the Krotz Springs refinery, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement has an initial term that expires on May 31, 2012 and automatically renews for up to two additional 12-month terms unless

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
either party provides notice of termination at least six months prior to the end of the then-current term. Following expiration or termination of the Supply and Offtake Agreement, ARKS is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Krotz Springs refinery.
          Standby LC Facility
          On May 28, 2010, ARKS entered into a secured Credit Agreement (the “Standby LC Facility”) by and between ARKS, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of ARKS. At this time there is no further availability under the Standby LC Facility.
          The Standby LC Facility includes customary events of default and restrictions on the activities of ARKS and its subsidiaries. The Standby LC Facility contains no maintenance financial covenants.
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
          Alon has accrued environmental remediation obligations of $70,395 ($2,469 current payable and $67,926 non-current liability) at June 30, 2010, and $29,454 ($2,104 current payable and $27,350 non-current liability) at December 31, 2009.
          In connection with the acquisition of the Bakersfield refinery on June 1, 2010, Alon recorded a discounted accrued environmental remediation obligation of $42,122 which is included as part of the non-current liability at June 30, 2010.
          Also in connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. The discounted indemnification amount is $17,122 and has been recorded as a non-current receivable at June 30, 2010.
          Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,200 and non-current receivable of $3,735 at June 30, 2010.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
          In connection with the acquisition of the Big Spring refinery, pipeline and terminal assets from Atofina Petrochemicals, Inc. (“Atofina”) in August 2000, Atofina agreed to indemnify Alon for the costs of environmental investigations, assessments and clean-ups of known conditions that existed at the acquisition date, and as a result, has recorded a current receivable of $35 at June 30, 2010.
     (17) Subsequent Event
          Dividend Declared
          On August 4, 2010, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on September 15, 2010 to stockholders of record at the close of business on August 31, 2010.

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
          Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors” and in this Form 10-Q under Part II, Item 1A.

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
          Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Because we operate the Long Beach refinery as an extension of the Paramount refinery and due to their physical proximity to one another, we refer to the Long Beach, Bakersfield and Paramount refineries together as our “California refineries.” The refineries in our refining and unbranded marketing segment have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States.
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
          We market refined products produced at our Paramount refinery to wholesale distributors, other refiners and third parties primarily on the West Coast. Our Long Beach refinery produces asphalt products. Unfinished fuel products and intermediates produced at our Long Beach refinery are transferred to our Paramount refinery via pipeline and truck for further processing or sold to third parties. Refined products produced at our Bakersfield refinery have historically been marketed in central California. Currently, the refinery is shut-down as we plan to integrate the operations of the Bakersfield refinery with our other California refineries by processing vacuum gas oil produced at our California refineries in the hydrocracker located at the Bakersfield refinery.
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
          Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 306 convenience stores primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business is supplied by our Big Spring refinery. In 2010, approximately 91% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery.
          We market gasoline and diesel under the FINA brand name through a network of approximately 610 locations, including our convenience stores. Approximately 67% of the gasoline and 23% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 285 licensed locations that are not under fuel supply agreements with us. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
Second Quarter Operational and Financial Highlights
          Operating income (loss) for the second quarter of 2010 was ($27.7) million, compared to ($10.0) million in the same period last year. Operating income decreased principally due to lower refinery throughput as a result of an extended turnaround at our Krotz Springs refinery, and reduced rates at the California refineries as a result of our efforts to optimize asphalt production with demand. Other operational and financial highlights for the second quarter of 2010 include the following:
•	The Big Spring refinery and California refineries combined throughput for the second quarter of 2010, averaged 62,218 bpd, consisting of 42,775 bpd at the Big Spring refinery and 19,443 bpd at the California refineries compared to a combined average of 101,398 bpd in the second quarter of 2009, consisting of 61,573 bpd at the Big Spring refinery and 39,825 bpd at the California refineries. Throughput at the Krotz Springs refinery for the second quarter of 2010 was an average of 21,960 bpd compared to an average of 58,458 for the second quarter of 2009. The average throughput at the Krotz Springs refinery reflects only operations since its restart in June 2010.

•	Refinery operating margin at the Big Spring refinery was $9.58 per barrel for the second quarter of 2010, compared to $5.37 per barrel for the same period in 2009. This increase was primarily due to higher Gulf Coast 3/2/1 crack spreads and greater light/heavy spreads.

•	Refinery operating margin at the California refineries was $2.87 per barrel for the second quarter of 2010, compared to $2.47 per barrel for the same period in 2009. This increase primarily resulted from higher West Coast 3/2/1 crack spreads and greater sweet/sour spreads.

•	The average operating margin for the Krotz Springs refinery was ($1.95) per barrel for the second quarter of 2010 compared to $5.85 per barrel for the same period in 2009. The change reflects the refinery being down until June 2010.

•	Asphalt margins in the second quarter of 2010 were $67.12 per ton compared to $50.97 per ton in the second quarter of 2009. The average blended asphalt sales price increased 22.1% from $397.35 per ton in the second quarter of 2009 to $485.15 per ton in the second quarter of 2010 and the average non-blended asphalt sales price increased 160.8% from $145.04 per ton in the second quarter of 2009 to $378.25 per ton in the second quarter of 2010.

•	On June 15, 2010, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on May 28, 2010.
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
Factors Affecting Comparability
          Our financial condition and operating results over the three and six months ended June 30, 2010 and 2009 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
          The Krotz Springs refinery was shut down during November of 2009 for a scheduled turnaround and remained down until the restart in June 2010. Throughput at the Big Spring refinery was lower in the second quarter of 2010 as we addressed certain operational matters. The California refineries’ throughput was lower in the second quarter of 2010 due to continued efforts to optimize asphalt production with demand.
          On June 1, 2010, we purchased the Bakersfield, California refinery from Big West of California, LLC, a subsidiary of Flying J, Inc. The refinery has no refinery production at this time and will require major turnaround work and additional capital expenditures before it can be returned to operations and integrated with the other California refineries.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
          Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2010, and 2009. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2009 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per		(dollars in thousands, except per
	share data)		share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$840,361	$1,106,398	$1,419,674	$1,828,578
Operating costs and expenses:
Cost of sales	751,075	988,318	1,289,790	1,528,048
Direct operating expenses	62,924	71,345	124,368	140,209
Selling, general and administrative expenses (2)	29,182	31,581	60,989	63,496
Depreciation and amortization (3)	25,368	23,561	51,690	45,651

Total operating costs and expenses	868,549	1,114,805	1,526,837	1,777,404

Gain (loss) on disposition of assets	474	(1,600)	474	(1,600)

Operating income (loss)	(27,714)	(10,007)	(106,689)	49,574
Interest expense (4)	(21,735)	(21,023)	(48,320)	(49,279)
Equity earnings of investees	1,209	8,376	1,106	8,373
Other income (loss), net (5)	(365)	191	13,839	448

Income (loss) before income tax expense (benefit), non-controlling interest in loss of subsidiaries and accumulated dividends on preferred stock of subsidiary	(48,605)	(22,463)	(140,064)	9,116
Income tax expense (benefit)	(17,093)	(7,549)	(51,806)	3,446

Income (loss) before non-controlling interest in loss of subsidiaries and accumulated dividends on preferred stock of subsidiary	(31,512)	(14,914)	(88,258)	5,670
Non-controlling interest in loss of subsidiaries	(2,253)	(1,724)	(6,057)	(641)
Accumulated dividends on preferred stock of subsidiary	—	2,150	—	4,300

Net income (loss) available to common stockholders	$(29,259)	$(15,340)	$(82,201)	$2,011

Earnings (loss) per share, basic	$(0.54)	$(0.33)	$(1.52)	$0.04

Weighted average shares outstanding, basic (in thousands)	54,164	46,809	54,162	46,807

Earnings (loss) per share, diluted	$(0.54)	$(0.33)	$(1.52)	$0.04

Weighted average shares outstanding, diluted (in thousands)	54,164	46,809	54,162	46,810

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(20,581)	$177,437	$(61,560)	$296,964
Investing activities	2,275	(29,705)	(4,056)	(44,714)
Financing activities	18,459	(122,548)	32,892	(227,227)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per		(dollars in thousands, except per
	share data)		share data)
OTHER DATA:
Adjusted EBITDA (6)	$(1,976)	$23,721	$(40,528)	$105,646
Capital expenditures (7)	5,385	18,887	12,688	29,244
Capital expenditures to rebuild the Big Spring refinery	—	7,146	—	39,281
Capital expenditures for turnaround and chemical catalyst	1,522	2,951	11,531	10,314

	June 30,	December 31,
	2010	2009
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$7,713	$40,437
Working capital	10,086	84,257
Total assets	2,182,408	2,132,789
Total debt	932,039	937,024
Total equity	346,386	431,918

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $13,531 and $11,770 for the three months ended June 30, 2010 and 2009, respectively, and $26,317 and $22,814 for the six months ended June 30, 2010 and 2009, respectively.

(2)	Includes corporate headquarters selling, general and administrative expenses of $188 and $190 for the three months ended June 30, 2010 and 2009, respectively, and $376 and $380 for the six months ended June 30, 2010 and 2009, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $336 and $148 for the three months ended June 30, 2010 and 2009, respectively, and $567 and $295 for the six months ended June 30, 2010 and 2009, respectively, which are not allocated to our three operating segments.

(4)	Interest expense of $48,320 for the six months ended June 30, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility. Interest expense of $49,279 for the three months ended June 30, 2009, includes $5,715 related to the unwind of the heating oil crack spread hedge.

(5)	Other income (loss), net for the six months ended June 30, 2010 substantially represents the gain from the sale of our investment in Holly Energy Partners.

(6)	Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
The following table reconciles net income (loss) available to common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2010, and 2009, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income (loss) available to common stockholders	$(29,259)	$(15,340)	$(82,201)	$2,011
Non-controlling interest in loss of subsidiaries (including accumulated dividends on preferred stock of subsidiary)	(2,253)	426	(6,057)	3,659
Income tax expense (benefit)	(17,093)	(7,549)	(51,806)	3,446
Interest expense	21,735	21,023	48,320	49,279
Depreciation and amortization	25,368	23,561	51,690	45,651
(Gain) loss on disposition of assets	(474)	1,600	(474)	1,600

Adjusted EBITDA	$(1,976)	$23,721	$(40,528)	$105,646

(7)	Includes corporate capital expenditures of $393 and $654 for the three months ended June 30, 2010, and 2009, respectively, and $808 and $1,232 for the six months ended June 30, 2010 and 2009, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$691,331	$961,103	$1,174,371	$1,594,400
Operating costs and expenses:
Cost of sales	651,470	889,519	1,115,334	1,358,882
Direct operating expenses	51,493	61,638	101,845	120,009
Selling, general and administrative expenses	3,874	7,239	10,262	14,566
Depreciation and amortization	19,881	18,300	40,835	35,177

Total operating costs and expenses	726,718	976,696	1,268,276	1,528,634

Loss on disposition of assets	—	(1,600)	—	(1,600)

Operating income (loss)	$(35,387)	$(17,193)	$(93,905)	$64,166

KEY OPERATING STATISTICS:
Total sales volume (bpd)	69,423	132,286	52,943	127,400
Per barrel of throughput:
Refinery operating margin — Big Spring (2)	$9.58	$5.37	$7.26	$8.83
Refinery operating margin — CA Refineries (2)	2.87	2.47	1.29	3.99
Refinery operating margin — Krotz Springs (2)	(1.95)	5.85	(1.48)	8.91
Refinery direct operating expense — Big Spring (3)	5.78	4.70	6.18	4.14
Refinery direct operating expense — CA Refineries (3)	7.46	3.80	8.12	4.65
Refinery direct operating expense — Krotz Springs (3)	7.69	4.04	12.96	4.32
Capital expenditures	4,215	16,925	10,527	26,323
Capital expenditures to rebuild the Big Spring refinery	—	7,146	—	39,281
Capital expenditures for turnaround and chemical catalyst	1,522	2,951	11,531	10,314

PRICING STATISTICS:
WTI crude oil (per barrel)	$77.74	$59.54	$78.24	$51.36
WTS crude oil (per barrel)	75.92	58.15	76.39	50.20
MAYA crude oil (per barrel)	68.03	53.89	68.93	46.28
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$9.75	$8.30	$8.43	$8.97
Group III	11.47	9.34	9.13	9.53
West Coast	15.47	14.48	12.81	16.19
Crack spreads (6/1/2/3) (per barrel):
West Coast	$4.82	$2.59	$3.15	$4.39
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$8.92	$6.63	$7.59	$8.04
Crude oil differentials (per barrel):
WTI less WTS	$1.82	$1.39	$1.85	$1.16
WTI less MAYA	9.71	5.65	9.31	5.08
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.053	$1.638	$2.046	$1.429
Gulf Coast ultra low-sulfur diesel	2.143	1.569	2.098	1.451
Group III unleaded gasoline	2.101	1.674	2.068	1.454
Group III ultra low-sulfur diesel	2.171	1.571	2.103	1.441
West Coast LA CARBOB (unleaded gasoline)	2.231	1.841	2.184	1.674
West Coast LA ultra low-sulfur diesel	2.196	1.606	2.136	1.478
Natural gas (per MMBTU)	4.35	3.81	4.66	4.13

THROUGHPUT AND YIELD DATA:
BIG SPRING

		For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	31,776	74.3	50,771	82.5	33,865	79.2	53,099	84.3
Sweet crude	7,839	18.3	7,768	12.6	6,556	15.3	7,815	12.4
Blendstocks	3,160	7.4	3,034	4.9	2,358	5.5	2,073	3.3

Total refinery throughput (4)	42,775	100.0	61,573	100.0	42,779	100.0	62,987	100.0

Refinery production:
Gasoline	22,675	53.6	26,333	43.0	21,652	51.3	27,294	43.4
Diesel/jet	12,654	29.9	19,571	32.0	13,195	31.3	20,648	32.8
Asphalt	2,346	5.5	6,444	10.5	2,353	5.6	5,840	9.3
Petrochemicals	2,576	6.1	3,281	5.4	2,300	5.4	3,154	5.0
Other	2,056	4.9	5,595	9.1	2,722	6.4	5,946	9.5

Total refinery production (5)	42,307	100.0	61,224	100.0	42,222	100.0	62,882	100.0

Refinery utilization (6)		56.6%		83.6%		60.5%		87.0%
THROUGHPUT AND YIELD DATA:
CALIFORNIA REFINERIES

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	3,448	17.7	20,150	50.6	3,775	20.0	16,209	47.2
Heavy crude	15,597	80.3	19,315	48.5	14,674	77.8	17,914	52.2
Blendstocks	398	2.0	360	0.9	408	2.2	202	0.6

Total refinery throughput (4)	19,443	100.0	39,825	100.0	18,857	100.0	34,325	100.0

Refinery production:
Gasoline	2,783	14.7	6,587	17.0	2,626	14.3	4,936	14.7
Diesel/jet	4,060	21.4	9,086	23.4	3,717	20.3	7,658	22.8
Asphalt	6,516	34.3	11,450	29.5	6,341	34.6	10,100	30.1
Light unfinished	—	—	99	0.3	—	—	999	3.0
Heavy unfinished	5,212	27.4	10,868	28.0	5,235	28.6	9,340	27.8
Other	423	2.2	697	1.8	408	2.2	534	1.6

Total refinery production (5)	18,994	100.0	38,787	100.0	18,327	100.0	33,567	100.0

Refinery utilization (6)		26.3%		54.4%		25.4%		56.1%
THROUGHPUT AND YIELD DATA:
KROTZ SPRINGS (A)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	10,358	47.2	28,065	48.0	5,208	47.2	27,746	49.5
Heavy sweet crude	10,693	48.7	26,362	45.1	5,376	48.7	23,240	41.4
Blendstocks	909	4.1	4,031	6.9	457	4.1	5,113	9.1

Total refinery throughput (4)	21,960	100.0	58,458	100.0	11,041	100.0	56,099	100.0

Refinery production:
Gasoline	8,427	38.6	27,962	47.1	4,237	38.6	26,215	46.0
Diesel/jet	9,098	41.7	24,514	41.3	4,575	41.7	24,491	42.9
Heavy Oils	2,809	12.9	1,358	2.3	1,412	12.9	1,124	2.0
Other	1,485	6.8	5,521	9.3	746	6.8	5,205	9.1

Total refinery production (5)	21,819	100.0	59,355	100.0	10,970	100.0	57,035	100.0

Refinery utilization (6)		25.3%		65.5%		12.7%		61.4%

(A)	The throughput data reflects substantially one month of operations in June 2010 due to the restart after major turnaround activity.

(1)	Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market price. These intersegment sales are eliminated through consolidation of our financial statements.

(2)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventory adjustments related to acquisitions) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. The refinery operating margin for the three and six months ended June 30, 2010, excludes a benefit of $1,400 to cost of sales for inventory adjustments related to the Bakersfield refinery acquisition. There were unrealized hedging gains of $2,373 and $20,399 for the Krotz Springs refinery for the three and six months ended June 30, 2009, respectively. Additionally, realized gains related to the unwind of the heating oil crack spread hedge of $133,581 were excluded from the Krotz Springs refinery margin for the three and six months ended June 30, 2009.

(3)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes. Direct operating expenses related to the Bakersfield refinery of $410 have been excluded from the per barrel measurement for the calculation for the three and six months ended June 30, 2010.

(4)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(5)	Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$104,964	$125,480	$172,105	$176,240
Operating costs and expenses:
Cost of sales (1)	90,264	107,897	161,709	168,130
Direct operating expenses	11,431	9,707	22,523	20,200
Selling, general and administrative expenses	1,091	1,050	2,157	2,204
Depreciation and amortization	1,715	1,701	3,432	3,399

Total operating costs and expenses	104,501	120,355	189,821	193,933

Operating income (loss)	$463	$5,125	$(17,716)	$(17,693)

KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	207	299	336	446
Non-blended asphalt sales volume (tons in thousands) (3)	12	46	34	83
Blended asphalt sales price per ton (2)	$485.15	$397.35	$476.85	$369.93
Non-blended asphalt sales price per ton (3)	378.25	145.04	349.50	135.54
Asphalt margin per ton (4)	67.12	50.97	28.10	15.33
Capital expenditures	$347	$414	$526	$576

(1)	Cost of sales includes intersegment purchases of asphalt blends from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(2)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(3)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

4)	Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL AND BRANDED MARKETING SEGMENT (A)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
			(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$253,955		$206,461		$479,983		$373,931
Operating costs and expenses:
Cost of sales (2)	219,230		177,548		419,532		317,029
Selling, general and administrative expenses	24,029		23,102		48,194		46,346
Depreciation and amortization	3,436		3,412		6,856		6,780

Total operating costs and expenses	246,695		204,062		474,582		370,155

Gain on disposition of assets	474		—		474		—

Operating income	$7,734		$2,399		$5,875		$3,776

KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	74,852		69,858		145,321		136,650
Branded fuel margin (cents per gallon) (3)	6.4	¢	4.7	¢	5.3	¢	5.1	¢

Number of stores (end of period)	306		306		306		306
Retail fuel sales (thousands of gallons)	35,408		30,198		68,122		58,381
Retail fuel sales (thousands of gallons per site per month)	39		33		37		32
Retail fuel margin (cents per gallon) (4)	14.1	¢	12.5	¢	11.7	¢	14.1	¢
Retail fuel sales price (dollars per gallon) (5)	$2.74		$2.26		$2.69		$2.08
Merchandise sales	$73,247		$70,650		$136,728		$133,262
Merchandise sales (per site per month)	$80		$76		$74		$73
Merchandise margin (6)	32.6%		30.2%		31.4%		30.7%
Capital expenditures	$430		$894		$827		$1,113

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $13,531 and $11,770 for the three months ended June 30, 2010 and 2009, respectively, and $26,317 and $22,814 for the six months ended June 30, 2010 and 2009, respectively. Net sales also include royalty and related net credit card fees of $1,046 and $559 for the three months ended June 30, 2010 and 2009, respectively, and $1,819 and $792 for the six months ended June 30, 2010 and 2009, respectively.

(2)	Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	Marketing sales volume represents branded fuel sales to our wholesale marketing customers that are primarily supplied by the Big Spring refinery. The branded fuels that are not supplied by the Big Spring refinery are obtained from third-party suppliers. The marketing margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

(4)	Retail fuel margin represents the difference between motor fuel sales revenue and the net cost of purchased motor fuel, including transportation costs and associated motor fuel taxes, expressed on a cents-per-gallon basis. Motor fuel margins are frequently used in the retail industry to measure operating results related to motor fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for motor fuels sold through our retail convenience stores.

(6)	Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Net Sales
               Consolidated. Net sales for the three months ended June 30, 2010, were $840.4 million, compared to $1,106.4 million for the three months ended June 30, 2009, a decrease of $266.0 million or 24.0%. This decrease was primarily due to lower throughput at our refineries, partially offset by higher refined product prices and higher revenues from increased retail fuel sales volumes.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $691.3 million for the three months ended June 30, 2010, compared to $961.1 million for the three months ended June 30, 2009, a decrease of $269.8 million or 28.1%. The decrease in net sales was primarily due to lower refinery throughput volumes, partially offset by higher refined product prices.
          The Big Spring refinery and California refineries combined throughput for the three months ended June 30, 2010, averaged 62,218 bpd, consisting of 42,775 bpd at the Big Spring refinery and 19,443 bpd at the California refineries compared to a combined average of 101,398 bpd for the three months ended June 30, 2009, consisting of 61,573 bpd at the Big Spring refinery and 39,825 bpd at the California refineries. The Big Spring refinery throughput was lower as a result of efforts to rectify operational and technical matters and the California refineries’ throughput was lower due to our continued efforts to optimize asphalt production with demand. Throughput at the Krotz Springs refinery for the three months ended June 30, 2010 was an average of 21,960 bpd compared to an average of 58,458 for the three months ended June 30, 2009. The average throughput at the Krotz Springs refinery reflects only operations since its restart in June 2010 after being down for major turnaround activity.
          The increase in refined product prices that our refineries experienced resembled the price increases experienced in each refinery’s respective markets. The average price of Gulf Coast gasoline for the three months ended June 30, 2010 increased 41.5 cpg, or 25.3%, to 205.3 cpg, compared to 163.8 cpg for the three months ended June 30, 2009. The average Gulf Coast ultra low-sulfur diesel price for the three months ended June 30, 2010 increased 57.4 cpg, or 36.6%, to 214.3 cpg, compared to 156.9 cpg for the three months ended June 30, 2009. The average price of West Coast LA CARBOB gasoline for the three months ended June 30, 2010 increased 39.0 cpg, or 21.2%, to 223.1 cpg, compared to 184.1 cpg for the three months ended June 30, 2009. The average West Coast LA ultra low-sulfur diesel price for the three months ended June 30, 2010 increased 59.1 cpg, or 36.8%, to 207.6 cpg, compared to 160.6 cpg for the three months ended June 30, 2009.
          Asphalt Segment. Net sales for our asphalt segment were $105.0 million for the three months ended June 30, 2010, compared to $125.5 million for the three months ended June 30, 2009, a decrease of $20.5 million or 16.3%. The decrease was due primarily to a decrease in asphalt sales volumes and partially offset by higher asphalt sales price for the three months ended June 30, 2010. For the three months ended June 30, 2010, the asphalt sales volume decreased 36.5% from 345 tons for the three months ended June 30, 2009, to 219 tons for the three months ended June 30, 2010. For the three months ended June 30, 2010, the average blended asphalt sales price increased 22.1% from $397.35 per ton for the three months ended June 30, 2009, to $485.15 per ton for the three months ended June 30, 2010, and the average non-blended asphalt sales price increased 160.8% from $145.04 per ton for the three months ended June 30, 2009, to $378.25 per ton for the three months ended June 30, 2010.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $254.0 million for the three months ended June 30, 2010 compared to $206.5 million for the three months ended June 30, 2009, an increase of $47.5 million or 23.0%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise sales.
Cost of Sales
          Consolidated. Cost of sales were $751.1 million for the three months ended June 30, 2010, compared to $988.3 million for the three months ended June 30, 2009, a decrease of $237.2 million or 24.0%. This decrease was primarily due to lower refinery throughput volumes at our refining and unbranding marketing segment and lower sales volumes at our asphalt segment, partially offset by higher crude oil prices.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $651.5 million for the three months ended June 30, 2010, compared to $889.5 million for the three months ended June 30, 2009, a decrease of $238.0 million or 26.8%. This decrease was primarily due to lower refinery throughput, partially offset by an increase in the cost of crude oil. The average price per barrel of WTI for the three months ended June 30, 2010 increased $18.20 per barrel to an average of $77.74 per barrel, compared to an average of $59.54 per barrel for the three months ended June 30, 2009, an increase of 30.6%.
          Asphalt Segment. Cost of sales for our asphalt segment were $90.3 million for the three months ended June 30, 2010, compared to $107.9 million for the three months ended June 30, 2009, a decrease of $17.6 million or 16.3%. The decrease was due primarily to lower asphalt sales volumes and partially offset by higher crude oil costs for the three months ended June 30, 2010.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $219.2 million for the three months ended June 30, 2010, compared to $177.5 million for the three months ended June 30, 2009, an increase of $41.7 million or 23.5%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $62.9 million for the three months ended June 30, 2010, compared to $71.3 million for the three months ended June 30, 2009, a decrease of $8.4 million or 11.8%. This decrease was primarily due to lower throughput volumes at our refineries for the three months ended June 30, 2010, compared to the same period in 2009, partially offset by the increased cost of natural gas.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended June 30, 2010, were $51.5 million, compared to $61.6 million for the three months ended June 30, 2009, a decrease of $10.1 million or 16.4%. This decrease was primarily due to reduced refinery throughput volumes.
          Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2010, were $11.4 million, compared to $9.7 million for the three months ended June 30, 2009, an increase of $1.7 million or 17.5%. The increase is primarily due to the increased cost of natural gas.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the three months ended June 30, 2010, were $29.2 million, compared to $31.6 million for the three months ended June 30, 2009, a decrease of $2.4 million or 7.6%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended June 30, 2010, were $3.9 million, compared to $7.2 million for the three months ended June 30, 2009, a decrease of $3.3 million or 45.8%. This decrease is primarily due to net bad debt recoveries of $1.5 million recorded in the three months ended June 30, 2010, and higher payroll and related costs in the three months ended June 30, 2009.
          Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2010, were $1.1 million, compared to $1.1 million for the three months ended June 30, 2009.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended June 30, 2010 were $24.0 million, compared to $23.1 million for the three months ended June 30, 2009, an increase of $0.9 million or 3.9%. The increase was primarily attributable to increased payroll and related costs.

Depreciation and Amortization
          Depreciation and amortization for the three months ended June 30, 2010, was $25.4 million, compared to $23.6 million for the three months ended June 30, 2009, an increase of $1.8 million or 7.6%. This increase was primarily attributable to depreciation on the increase in assets for the Krotz Springs refinery resulting from the settlement of the earnout agreement with Valero in August of 2009 and capital expenditures placed in service in the latter parts of 2009 and 2010 and higher catalyst amortization in 2010.
Operating Income (Loss)
          Consolidated. Operating loss for the three months ended June 30, 2010, was $27.7 million, compared to $10.0 million for the three months ended June 30, 2009, an increase in loss of $17.7 million. This increase was primarily due to lower throughput at our refineries, partially offset by higher branded and retail motor fuel sales margins.
          Refining and Unbranded Marketing Segment. Operating loss for our refining and unbranded marketing segment was $35.4 million for the three months ended June 30, 2010, compared to $17.2 million for the three months ended June 30, 2009, an increase in loss of $18.2 million. This increase was primarily due to reduced refinery throughput due to turnaround and maintenance activities.
          Refinery operating margin at the Big Spring refinery was $9.58 per barrel for the three months ended June 30, 2010, compared to $5.37 per barrel for the three months ended June 30, 2009. The increase was partially due to higher industry crack spreads for the refinery’s distillate products. The Gulf Coast 3/2/1 crack spread increased 17.5% to $9.75 per barrel for the three months ended June 30, 2010, compared to $8.30 per barrel for the three months ended June 30, 2009. Refinery operating margin at the California refineries was $2.87 per barrel for the three months ended June 30, 2010, compared to $2.47 per barrel for the three months ended June 30, 2009. The West Coast 3/2/1 average crack spreads increased 6.8% to $15.47 per barrel for the three months ended June 30, 2010 compared to $14.48 per barrel for the three months ended June 30, 2009. The Krotz Springs refinery operating margin for the three months ended June 30, 2010 was ($1.95) per barrel, compared to $5.85 per barrel for the three months ended June 30, 2009. The decrease is primarily due the fact that the Krotz Springs refinery had been down due to a major turnaround and maintenance activities all of 2010 until its restart in June 2010.
          The increases in refining margins at our Big Spring and California refineries were in part due to improvements in the sweet/sour and light/heavy differentials. The sweet/sour differential increased 30.9% to $1.82 per barrel for the three months ended June 30, 2010, compared to $1.39 per barrel for the three months ended June 30, 2009. The light/heavy differential increased 71.9% to $9.71 per barrel for the three months ended June 30, 2010, compared to $5.65 per barrel for the three months ended June 30, 2009.
          Asphalt Segment. Operating income for our asphalt segment was $0.5 million for the three months ended June 30, 2010, compared to income of $5.1 million for the three months ended June 30, 2009, a decrease of $4.6 million or 90.2%. The decrease was primarily due to lower sales volumes for the three months ended June 30, 2010.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $7.7 million for the three months ended June 30, 2010, compared to $2.4 million for the three months ended June 30, 2009, an increase of $5.3 million. This increase was primarily due to higher branded and retail motor fuel sales margins, increased motor fuel volume and higher merchandise sales combined with a higher profit margin.
Interest Expense
          Interest expense was $21.7 million for the three months ended June 30, 2010, compared to $21.0 million for the three months ended June 30, 2009, an increase of $0.7 million, or 3.3%.

Income Tax Benefit
          Income tax benefit was $17.1 million for the three months ended June 30, 2010, compared to $7.5 million for the three months ended June 30, 2009. The increase in our income tax benefit resulted from our higher pre-tax loss in the second quarter of 2010, compared to the second quarter of 2009 and an increase in the effective tax rate. Our effective tax rate was 35.2% for the second quarter of 2010, compared to an effective tax rate of 33.6% for the second quarter of 2009.
Non-Controlling Interest In Loss Of Subsidiaries
          Non-controlling interest in loss of subsidiaries represents the proportional share of net loss related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in loss of subsidiaries was $2.3 million for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009, an increase of $0.6 million. This increase resulted from higher net loss for the second quarter of 2010 compared to the second quarter of 2009.
Net Loss Available to Common Stockholders
          Net loss available to common stockholders was $29.3 million for the three months ended June 30, 2010, compared to $15.3 million for the three months ended June 30, 2009, an increase of $14.0 million. This increase was attributable to the factors discussed above.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Net Sales
          Consolidated. Net sales for the six months ended June 30, 2010 were $1,419.7 million, compared to $1,828.6 million for the six months ended June 30, 2009, a decrease of $408.9 million or 22.4%. This decrease was primarily due to lower throughput at our refineries, partially offset by higher refined product prices and higher revenues from increased retail fuel sales volumes.
          Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,174.4 million for the six months ended June 30, 2010, compared to $1,594.4 million for the six months ended June 30, 2009, a decrease of $420.0 million or 26.3%. The decrease in net sales was primarily due to lower refinery throughput volumes, partially offset by higher refined product prices.
          The Big Spring and California refineries’ combined throughput for the six months ended June 30, 2010 averaged 61,636 bpd, consisting of an average of 42,779 bpd at the Big Spring refinery and an average of 18,857 bpd at the California refineries compared to a combined average of 97,312 bpd for the six months ended June 30, 2009, consisting of an average of 62,987 bpd at the Big Spring refinery and an average of 34,325 bpd at the California refineries. The Big Spring refinery throughput was lower as a result of efforts to rectify operational and technical matters and the California refineries’ throughput was lower due to our continued efforts to optimize asphalt production with demand. Throughput at the Krotz Springs refinery for the six months ended June 30, 2010 was an average of 11,041 bpd compared to an average of 56,099 for the six months ended June 30, 2009. The average throughput at the Krotz Springs refinery reflects only operations since its restart in June 2010 after being down for major turnaround activity.
          The increase in refined product prices that our refineries experienced resembled the price increases experienced in each refinery’s respective markets. The average price of Gulf Coast gasoline for the six months ended June 30, 2010 increased 61.7 cpg, or 43.2%, to 204.6 cpg, compared to 142.9 cpg for the six months ended June 30, 2009. The average Gulf Coast ultra low-sulfur diesel price for the six months ended June 30, 2010 increased 64.7 cpg, or 44.6%, to 209.8 cpg, compared to 145.1 cpg for the six months ended June 30, 2009. The average price of West Coast LA CARBOB gasoline for the six months ended June 30, 2010 increased 51.0 cpg, or

30.5%, to 218.4 cpg, compared to 167.4 cpg for the six months ended June 30, 2009. The average West Coast LA ultra low-sulfur diesel price for the six months ended June 30, 2010 increased 65.8 cpg, or 44.5%, to 213.6 cpg, compared to 147.8 cpg for the six months ended June 30, 2009.
          Asphalt Segment. Net sales for our asphalt segment were $172.1 million for the six months ended June 30, 2010, compared to $176.2 million for the six months ended June 30, 2009, a decrease of $4.1 million or 2.3%. The decrease was due primarily to a decrease in asphalt sales volumes and partially offset by higher asphalt sales price for the six months ended June 30, 2010. For the six months ended June 30, 2010, the asphalt volume decreased 30.1% from 529 tons for the six months ended June 30, 2009, to 370 tons for the six months ended June 30, 2010. For the six months ended June 30, 2010, the average blended asphalt sales price increased 28.9% from $369.93 per ton for the six months ended June 30, 2009, to $476.85 per ton for the six months ended June 30, 2010, and the average non-blended asphalt sales price increased 157.9% from $135.54 per ton for the six months ended June 30, 2009, to $349.50 per ton for the six months ended June 30, 2010.
          Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $480.0 million for the six months ended June 30, 2010 compared to $373.9 million for the six months ended June 30, 2009, a increase of $106.1 million or 28.4%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise sales.
Cost of Sales
          Consolidated. Cost of sales was $1,289.8 million for the six months ended June 30, 2010, compared to $1,528.0 million for the six months ended June 30, 2009, a decrease of $238.2 million or 15.6%. This decrease was primarily due to lower refinery throughput volumes at our refining and unbranding marketing segment and lower sales volumes at our asphalt segment, partially offset by higher crude oil prices.
          Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment was $1,115.3 million for the six months ended June 30, 2010, compared to $1,358.9 million for the six months ended June 30, 2009, a decrease of $243.6 million or 17.9%. This decrease was primarily due to lower refinery throughput, partially offset by an increase in the cost of crude oil. The average price per barrel of WTI for the six months ended June 30, 2010, increased $26.88 per barrel to an average of $78.24 per barrel, compared to an average of $51.36 per barrel for the six months ended June 30, 2009, an increase of 52.3%.
          Asphalt Segment. Cost of sales for our asphalt segment were $161.7 million for the six months ended June 30, 2010, compared to $168.1 million for the six months ended June 30, 2009, a decrease of $6.4 million or 3.8%. The decrease was due primarily to lower asphalt sales volumes, partially offset by higher crude oil costs for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
          Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $419.5 million for the six months ended June 30, 2010, compared to $317.0 million for the six months ended June 30, 2009, an increase of $102.5 million or 32.3%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
          Consolidated. Direct operating expenses were $124.4 million for the six months ended June 30, 2010, compared to $140.2 million for the six months ended June 30, 2009, a decrease of $15.8 million or 11.3%. This decrease was primarily due to lower throughput volumes at our refineries for the six months ended June 30, 2010, compared to the same period in 2009, partially offset by the increased cost of natural gas.
          Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the six months ended June 30, 2010 were $101.8 million, compared to $120.0 million for the six months ended June 30, 2009, a decrease of $18.2 million or 15.2%. This decrease was primarily due lower throughput volumes for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

          Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2010, were $22.5 million, compared to $20.2 million for the six months ended June 30, 2009, an increase of $2.3 million or 11.4%. The increase is primarily due to the increase cost of natural gas.
Selling, General and Administrative Expenses
          Consolidated. SG&A expenses for the six months ended June 30, 2010 were $61.0 million, compared to $63.5 million for the six months ended June 30, 2009, a decrease of $2.5 million or 3.9%.
          Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the six months ended June 30, 2010 were $10.3 million, compared to $14.6 million for the six months ended June 30, 2009, a decrease of $4.3 million or 29.5%. The decrease is primarily due to net bad debt recoveries of $1.5 million recorded in the six months ended June 30, 2010, and higher payroll and related costs in the six months ended June 30, 2009.
          Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2010, were $2.2 million, compared to $2.2 million for the six months ended June 30, 2009.
          Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the six months ended June 30, 2010 were $48.2 million, compared to $46.3 million for the six months ended June 30, 2009, an increase of $1.9 million or 4.1%. The increase was primarily attributable to increased payroll and related costs.
Depreciation and Amortization
          Depreciation and amortization for the six months ended June 30, 2010 was $51.7 million, compared to $45.7 million for the six months ended June 30, 2009, an increase of $6.0 million or 13.1%. This increase was primarily attributable to depreciation on the increase in assets for the Krotz Springs refinery resulting from the settlement of the earnout agreement with Valero in August of 2009 and capital expenditures placed in service in the latter parts of 2009 and the first half of 2010 and higher catalyst amortization in 2010.
Operating Income (Loss)
          Consolidated. Operating income (loss) for the six months ended June 30, 2010 was ($106.7) million, compared to $49.6 million for the six months ended June 30, 2009, a decrease of $156.3 million. This decrease was primarily due to lower refining margins and lower refinery throughput volumes, partially offset by higher branded motor fuel sales margins.
          Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was ($93.9) million for the six months ended June 30, 2010, compared to $64.2 million for the six months ended June 30, 2009, a decrease of $158.1 million. This decrease was primarily due to lower refining margins and reduced refinery throughput due to turnaround and maintenance activities.
          Refinery operating margin at the Big Spring refinery was $7.26 per barrel for the six months ended June 30, 2010, compared to $8.83 per barrel for the six months ended June 30, 2009. The decrease was partially due to lower industry crack spreads for the refinery’s distillate products. The Gulf Coast 3/2/1 crack spread decreased 6.0% to $8.43 per barrel for the six months ended June 30, 2010, compared to $8.97 per barrel for the six months ended June 30, 2009. Refinery operating margin at the California refineries was $1.29 per barrel for the six months ended June 30, 2010, compared to $3.99 per barrel for the six months ended June 30, 2009. The West Coast 3/2/1 average crack spreads decreased 20.9% to $12.81 per barrel for the six months ended June 30, 2010 compared to $16.19 per barrel for the six months ended June 30, 2009. The Krotz Springs refinery operating margin for the six months ended June 30, 2010 was ($1.48) per barrel, compared to $8.91 per barrel for the six months ended June 30, 2009. The decrease is primarily due the fact that the Krotz Springs refinery had been down due to a major turnaround and maintenance activities all of 2010 until its restart in June 2010.

          The decreases in refining margins at our Big Spring and California refineries were in part offset by improvements in the sweet/sour and light/heavy differentials. The sweet/sour differential increased 59.5% to $1.85 per barrel for the six months ended June 30, 2010, compared to $1.16 per barrel for the six months ended June 30, 2009. The light/heavy differential increased 83.3% to $9.31 per barrel for the six months ended June 30, 2010, compared to $5.08 per barrel for the six months ended June 30, 2009.
          Asphalt Segment. Operating income (loss) for our asphalt segment was ($17.7) million for the six months ended June 30, 2010, compared to ($17.7) million for the six months ended June 30, 2009.
          Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $5.9 million for the six months ended June 30, 2010, compared to $3.8 million for the six months ended June 30, 2009, an increase of $2.1 million. This increase was primarily due to higher branded motor fuel sales margins, increased motor fuel volume and higher merchandise sales combined with a higher profit margin.
Interest Expense
          Interest expense was $48.3 million for the six months ended June 30, 2010, compared to $49.3 million for the six months ended June 30, 2009, a decrease of $1.0 million, or 2.0%. Included in interest expense for the six months ended June 30, 2010 includes a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility and the six months ended June 30, 2009 includes a charge of $5.7 million recorded related to liquidation of our heating oil hedge.
Income Tax Expense (Benefit)
          Income tax expense (benefit) was ($51.8) million for the six months ended June 30, 2010, compared to $3.4 million for the six months ended June 30, 2009. This decrease resulted from our pre-tax loss in the six months ended June 30, 2010 compared to pre-tax income in the six months ended June 30, 2009. Our effective tax rate was 37.0% for the first half of 2010, compared to an effective tax rate of 37.8% for the first half of 2009.
Non-Controlling Interest In Loss Of Subsidiaries
          Non-controlling interest in loss of subsidiaries was $6.1 million for the six months ended June 30, 2010, compared to $0.6 million for the six months ended June 30, 2009, an increase of $5.5 million.
Net Income (Loss)
          Net income (loss) was ($82.2) million for the six months ended June 30, 2010, compared to $2.0 million for the six months ended June 30, 2009, a decrease of $84.2 million. This decrease was attributable to the factors discussed above.
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
          On March 15, 2010, Alon Refining Krotz Springs, Inc. (“ARKS”) entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. (the “ARKS Term Facility”). The ARKS Term Facility as currently amended and restated matures on August 16, 2010. ARKS has agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. ARKS originally borrowed $65,000 and has repaid $35,000 as of June 30, 2010. Borrowings under the ARKS Term Facility bear interest at LIBOR plus 3.00%

          On April 21, 2010, ARKS entered into a Supply and Offtake Agreement, which was amended on May 26, 2010 (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”), the proceeds of which allowed ARKS to retire part of its obligations under the ARKS Term Facility and support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to ARKS, and ARKS agreed to buy from J. Aron, at market price, crude oil for processing at the Krotz Springs refinery and (ii) ARKS agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the Krotz Springs refinery.
          In addition, our board of directors has instructed us to pursue a rights offering of convertible preferred shares from which we are expecting net proceeds of $40 million or more. We have received an indication of interest from our shareholder, Alon Israel, to exercise its rights and to invest in the rights offering up to $30 million.
          Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including the costs of such future capital expenditures related to the expansion of our business. Certain of our credit facilities contain financial covenants for which we must maintain compliance; the most restrictive of these covenants is contained in the Alon USA LP Credit Facility agreement which requires a subsidiary of ours, Alon USA, Inc., to maintain a net debt to EBITDA ratio, as defined, of no more than 4 to 1. However, this covenant is not effective until December 31, 2010.
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
Cash Flows
          The following table sets forth our consolidated cash flows for the six months ended June 30, 2010, and 2009:

	For the Six Months Ended
	June 30,
	2010	2009
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(61,560)	$296,964
Investing activities	(4,056)	(44,714)
Financing activities	32,892	(227,227)

Net increase (decrease) in cash and cash equivalents	$(32,724)	$25,023

Cash Flows Provided By (Used In) Operating Activities
          Net cash provided by (used in) operating activities during the six months ended June 30, 2010 was ($61.6) million, compared to $297.0 million during the six months ended June 30, 2009. The total change in cash used in operating activities of $358.6 million is primarily attributable to the difference of approximately $92.4 million in net income, adjusted for non-cash adjustments, and the difference in working capital from income taxes received of approximately $47.3 million in 2010 compared to approximately $113.0 million in 2009. In addition, we received proceeds of $133.6 million from the liquidation of our heating oil crack spread hedge in 2009.

Cash Flows Used In Investing Activities
          Net cash used in investing activities was $4.1 million during the six months ended June 30, 2010, compared to $44.7 million during the six months ended June 30, 2009. The change in net cash used in investing activities of $40.6 million was primarily attributable to lower 2010 capital expenditures of $54.6 million compared to 2009, proceeds received from the sale of securities and disposal of assets of $56.9 million in 2010, offset by $32.4 million for the Bakersfield refinery acquisition in 2010. Cash used in investing activities during the six months ended June 30, 2009 included proceeds received from insurance of $34.1 million to rebuild the Big Spring refinery.
Cash Flows Provided by (Used In) Financing Activities
          Net cash provided by (used in) financing activities was $32.9 million during the six months ended June 30, 2010, compared to ($227.2) million during the six months ended June 30, 2009. The net change in cash provided by (used in) financing activities is primarily attributable to additions to short-term financing of $41.5 million through the Term Loan Credit Facility and proceeds received of $45.8 million from the Supply and Offtake Agreement, as well as lower payments of $47.3 million on our long-term debt and revolving credit facilities in 2010 compared to repayments of $219.2 million in 2009.
Indebtedness
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
          The Alon Energy Term Loan is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield refinery acquisition. The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of our remaining assets excluding those of our retail subsidiaries, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield refinery acquisition.
          The Alon Energy Term Loan contains customary restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
          At June 30, 2010, and December 31, 2009, the Alon Energy Term Loan had an outstanding balance of $432.0 million and $434.3 million, respectively.

          Letters of Credit Facility. On March 9, 2010, we entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letters of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60.0 million and with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate on January 31, 2013. On June 30, 2010, we had $60.0 million of outstanding letters of credit under this facility. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
          This facility contains certain customary restrictive covenants including financial covenants. Certain of these covenants become applicable at September 30, 2010, while others first apply at December 31, 2010.
          Alon USA LP Credit Facility
          Revolving Credit Facility. We have a $240.0 million revolving credit facility (the “Alon USA LP Credit Facility”) that will mature on January 1, 2013. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit, subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
          Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
          The Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets and (ii) a second lien on our fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and our retail subsidiaries.
          The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants. As currently amended, the maintenance financial covenants for the leverage ratio and the interest coverage ratio will not apply until the fiscal quarter ending December 31, 2010. The maintenance financial covenant for the current ratio will continue to be measured for all fiscal quarters of 2010.
          Borrowings of $119.0 million and $88.0 million were outstanding under the Alon USA LP Credit Facility at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, outstanding letters of credit under the Alon USA LP Credit Facility were $120.0 million and $129.0 million, respectively.
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
          Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. The average excess availability during June 2010 was $62.4 million and the margin was 1.75%.
          The Paramount Credit Facility is primarily secured by (i) a first lien on accounts receivables, inventories and related assets and (ii) a second lien on Alon Holdings’ (excluding Alon Logistics) fixed assets and other specified property.
          The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.

          Borrowings of $55.8 million and $45.3 million were outstanding under the Paramount Credit Facility at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, and December 31, 2009, outstanding letters of credit under the Paramount Credit Facility were $63.0 million and $18.0 million, respectively.
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
          At June 30, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206.5 million and $205.7 million, respectively. Alon is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
          Short-Term Credit Facility. On March 15, 2010, ARKS entered into a $65.0 million short-term credit facility with Bank Hapoalim B.M. (the “ARKS Term Facility”). The ARKS Term Facility as currently amended and restated matures on August 16, 2010. ARKS has agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. ARKS originally borrowed $65.0 million and has repaid $35.0 million as of June 30, 2010.
          Borrowings under the ARKS Term Facility bear interest at LIBOR plus 3.00% and $30.0 million was outstanding under the ARKS Term Facility at June 30, 2010.
          The ARKS Term Facility is secured by a second lien on all assets other than cash, accounts receivable, and inventory of ARKS.
          The ARKS Term Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
          Revolving Credit Facility. On March 15, 2010, ARKS terminated its revolving credit facility agreement (the “ARKS Facility”) and repaid all outstanding amounts thereunder. As a result of the prepayment of the ARKS Facility, we recorded a write-off of unamortized debt issuance costs of $6.7 million as interest expense in the first quarter of 2010.
          Borrowings of $83.3 million and outstanding letters of credit of $2.8 million were outstanding under the ARKS Facility at December 31, 2009.

          Alon Bakersfield Operating, Inc. Credit Facility
          Short-Term Credit Facility. On June 1, 2010, Alon Bakersfield Operating, Inc., our wholly-owned subsidiary, entered into an $11.5 million secured credit facility with Bank Leumi USA as lender. The facility is secured primarily by the hydrocarbon inventories acquired in the Bakersfield refinery acquisition. The facility will mature on September 1, 2010. The principal is to be repaid in a single payment on the maturity date, subject to reductions from mandatory prepayment events. Borrowings under the facility bear interest at the Eurodollar rate plus 3.00% per annum, subject to an overall minimum interest rate floor of 4.00% per annum.
          Borrowings of $11.5 million were outstanding under the facility at June 30, 2010.
          The facility contains customary covenants, such as restriction on liens, mergers, consolidations, sales of assets, additional indebtedness and different businesses. This facility does not contain any maintenance financial covenants.
          Retail Credit Facilities
          Southwest Convenience Stores, LLC (“SCS”) is a party to a credit agreement (the “SCS Credit Agreement”) that matures on July 1, 2017. Monthly principal payments are based on a 15-year amortization term.
          Borrowings under the SCS Credit Agreement bear interest at a Eurodollar rate plus 1.50% per annum.
          Obligations under the SCS Credit Agreement are jointly and severally guaranteed by us, Alon Brands, Inc., Skinny’s, LLC and all of the subsidiaries of SCS. The obligations under the SCS Credit Agreement are secured by a pledge of substantially all of the assets of SCS and Skinny’s, LLC and each of their subsidiaries, including cash, accounts receivable and inventory.
          The SCS Credit Agreement contains customary restrictive covenants on its activities, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, investments, certain lease obligations and certain restricted payments. The SCS Credit Agreement also includes one annual financial covenant.
          At June 30, 2010, and December 31, 2009, the SCS Credit Agreement had an outstanding balance of $76.5 million and $79.7 million, respectively, and there were no further amounts available for borrowing.
          Other Retail Related Credit Facilities
          In 2003, Alon obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15-year payment terms. At June 30, 2010, and December 31, 2009, the outstanding balances were $0.8 million and $0.8 million, respectively.
Capital Spending
          Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our updated total capital expenditure and turnaround/chemical catalyst budget for 2010 is $45.3 million, of which $20.1 million is related to regulatory and compliance projects, $22.7 million is related to turnaround and chemical catalyst, and $2.5 million is related to various improvement and sustaining projects. Approximately $24.2 million has been spent as of June 30, 2010.
          Turnaround and Chemical Catalyst Costs. We expect to spend approximately $22.7 million during 2010 relating to turnaround and chemical catalyst. Approximately $11.5 million has been spent as of June 30, 2010 compared to $10.3 million for the same period in 2009.

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
          We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2010, we held approximately 2.7 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $39.01 per barrel. Market value exceeded carrying value of LIFO costs by $104.4 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.7 million.
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

     The following table provides information about our derivative commodity instruments as of June 30, 2010:

Description		Wtd Avg Purchase	Wtd Avg Sales		Market	Gain
of Activity	Contract Volume	Price/BBL	Price/BBL	Contract Value	Value	(Loss)
				(in thousands)
Forwards-long (Diesel)	10,908	$85.58	$—	$934	$880	$(54)
Forwards-short (Diesel)	(260,943)	—	85.45	(22,297)	(21,362)	935
Forwards-short (Crude)	(84,000)	—	76.92	(6,461)	(6,353)	108

Description		Wtd Avg Contract	Wtd Avg Market		Market	Gain
of Activity	Contract Volume	Price/Oz	Price/Oz	Contract Value	Value	(Loss)
				(in thousands)
Futures-short (Platinum)	(2,846)	$1,480.00	$1,542.30	$(4,212)	$(4,389)	$(177)
Futures-short (Palladium)	(2,534)	436.00	445.85	(1,105)	(1,130)	(25)

Description		Wtd Avg Contract	Wtd Avg Market		Market	Gain
of Activity	Contract Volume	Spread	Spread	Contract Value	Value	(Loss)
				(in thousands)
Futures-crack spread (Heating oil)	292,400	$11.84	$10.46	$3,463	$3,059	$(404)
Futures-call options (Heating oil)	(3,514,500)	13.24	13.26	(46,535)	(46,595)	(60)
Interest Rate Risk
     As of June 30, 2010, $529.0 million of our outstanding debt was at floating interest rates out of which approximately $119.0 million was at the Eurodollar rate plus 3.00%, subject to a minimum interest rate of 4.00%. As of June 30, 2010, we had interest rate swap agreements with a notional amount of $350.0 million with remaining periods ranging from less than a year to three years and fixed interest rates ranging from 4.25% to 4.75%. An increase of 1% in the Eurodollar rate on indebtedness, net of the weighted average notional amount of the interest rate swap agreements outstanding in 2010 and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $4.5 million per year.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
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
          For example, on February 2, 2007, we committed in writing to enter into discussions with the EPA under the National Petroleum Refinery Initiative. To date, the EPA has not made any specific findings against us or any of our refineries and we have not determined whether we will ultimately enter into a settlement agreement with the EPA. Based on prior settlements that the EPA has reached with other petroleum refiners under the Petroleum Refinery Initiative, we anticipate that the EPA will seek relief in the form of the payment of civil penalties, the installation of air pollution controls and the implementation of environmentally beneficial projects. At this time, we cannot estimate the amount of any such civil penalties or the costs of any required controls or environmentally beneficial projects.
          Additionally, in 2010 our Big Spring refinery was one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permitting rule.” According to the EPA, the Texas “flexible permit rule” was never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. At this time, it is unclear whether we will become the target of EPA enforcement, whether we will have any obligation to install new controls or whether or how we will be required to revise our current permit for the Big Spring refinery or obtain new permit limits to address any alleged permitting deficiencies.
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

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit
Number	Description of Exhibit
4.2	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1	Seventh Amendment to Amended Revolving Credit Agreement, dated as of June 1, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

10.2	Eighth Amendment to Amended Revolving Credit Agreement, dated as of June 16, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

10.3	Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

10.4	Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

10.5	Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank.

10.6	Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date: August 6, 2010	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: August 6, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

4.2	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1	Seventh Amendment to Amended Revolving Credit Agreement, dated as of June 1, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

10.2	Eighth Amendment to Amended Revolving Credit Agreement, dated as of June 16, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

10.3	Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

10.4	Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

10.5	Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank.

10.6	Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.