Form 10-Q
period 2011-03-31
Alon USA Energy, Inc.
filed 2011-05-10
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________

Commission file number: 001-32567
Alon USA Energy, Inc.
(Exact name of Registrant as specified in its charter)
___________________________________________________

Delaware	74-2966572
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7616 LBJ Freeway, Suite 300, Dallas, Texas 75251
(Address of principal executive offices) (Zip Code)

(972) 367-3600
(Registrant’s telephone number, including area code)
___________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2011, was 55,576,822.

PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
CONSOLIDATED BALANCE SHEETS	1
CONSOLIDATED STATEMENTS OF OPERATIONS	2
CONSOLIDATED STATEMENTS OF CASH FLOWS	3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
FORWARD-LOOKING STATEMENTS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	36
PART II. OTHER INFORMATION	38
ITEM 6. EXHIBITS	38

SIGNATURES	39
EXHIBITS	40
EX-10.1 AMENDED AND RESTATED SUPPLY AND OFFTAKE AGREEMENT BY AND BETWEEN ALON USA, LP AND J. ARON & COMPANY
EX-10.2 AMENDED AND RESTATED SECOND AMENDMENT TO THE SUPPLY AND OFFTAKE AGREEMENT BY AND BETWEEN ALON REFINING KROTZ SPRINGS, INC. AND J. ARON & COMPANY
EX-10.3 AMENDED AND RESTATED SECOND AMENDMENT TO THE SUPPLY AND OFFTAKE AGREEMENT BY AND BETWEEN ALON REFINING KROTZ SPRINGS, INC. AND J. ARON & COMPANY
EX-31.1 CERTIFICATION OF CEO PURSUANT TO SECTION 302
EX-31.2 CERTIFICATION OF CFO PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,445	$71,687
Accounts and other receivables, net	155,328	115,541
Income tax receivable	8,642	8,642
Inventories	143,584	141,050
Deferred income tax asset	51,941	49,052
Prepaid expenses and other current assets	8,661	7,875
Total current assets	487,601	393,847
Equity method investments	16,169	18,664
Property, plant, and equipment, net	1,491,342	1,488,532
Goodwill	105,943	105,943
Other assets, net	98,741	81,535
Total assets	$2,199,796	$2,088,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,093	$292,991
Accrued liabilities	113,646	88,354
Current portion of long-term debt	46,983	11,512
Total current liabilities	423,722	392,857
Other non-current liabilities	204,923	160,976
Long-term debt	900,263	904,793
Deferred income tax liability	296,920	288,128
Total liabilities	1,825,828	1,746,754
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; 4,000,000 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	40,000	40,000
Common stock, par value $0.01, 100,000,000 shares authorized; 55,440,585 and 54,281,636 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	554	543
Additional paid-in capital	312,518	290,809
Accumulated other comprehensive loss, net of income tax	(21,319)	(21,917)
Retained earnings	43,064	33,052
Total stockholders’ equity	374,817	342,487
Non-controlling interest in subsidiaries	(849)	(720)
Total equity	373,968	341,767
Total liabilities and equity	$2,199,796	$2,088,521
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2011	2010
Net sales (1)	$1,651,104	$579,313
Operating costs and expenses:
Cost of sales	1,461,123	538,715
Direct operating expenses	56,923	61,444
Selling, general and administrative expenses	34,330	31,807
Depreciation and amortization	25,447	26,322
Total operating costs and expenses	1,577,823	658,288
Gain on disposition of assets	12	—
Operating income (loss)	73,293	(78,975)
Interest expense	(20,440)	(26,585)
Equity losses of investees	(245)	(103)
Other income (loss), net	(31,913)	14,204
Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries	20,695	(91,459)
Income tax expense (benefit)	7,470	(34,713)
Income (loss) before non-controlling interest in income (loss) of subsidiaries	13,225	(56,746)
Non-controlling interest in income (loss) of subsidiaries	160	(3,804)
Net income (loss) available to common stockholders	$13,065	$(52,942)
Income (loss) per share, basic	$0.24	$(0.98)
Weighted average shares outstanding, basic (in thousands)	54,549	54,161
Income (loss) per share, diluted	$0.22	$(0.98)
Weighted average shares outstanding, diluted (in thousands)	60,484	54,161
Cash dividends per share	$0.04	$0.04
___________________________________

(1)	Includes excise taxes on sales by the retail segment of $14,218 and $12,786 for the three months ended March 31, 2011, and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss) available to common stockholders	$13,065	$(52,942)
Adjustments to reconcile net income (loss) available to common stockholders to cash provided by (used in) operating activities:
Depreciation and amortization	25,447	26,322
Stock compensation	254	234
Deferred income tax expense	5,580	(34,713)
Non-controlling interest in income (loss) of subsidiaries	160	(3,804)
Amortization of debt issuance costs	1,404	1,379
Amortization of original issuance discount	455	393
Write-off of unamortized debt issuance costs	—	6,659
Gain on disposition of assets	(12)	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(39,787)	8,180
Income tax receivable	—	34,655
Inventories	(3,699)	(7,988)
Prepaid expenses and other current assets	(786)	(7,634)
Other assets, net	(19,958)	(9,257)
Accounts payable	(30,004)	(8,927)
Accrued liabilities	27,394	6,803
Other non-current liabilities	44,868	(339)
Net cash provided by (used in) operating activities	24,381	(40,979)
Cash flows from investing activities:
Capital expenditures	(25,163)	(7,303)
Capital expenditures for turnarounds and catalysts	(185)	(10,009)
Dividends from investees, net of equity earnings	2,495	409
Proceeds from disposition of assets	18	—
Proceeds from sale of securities	—	22,760
Escrow deposit for purchase of Bakersfield Refinery	—	(10,000)
Earnout payment related to Krotz Springs refinery acquisition	(2,187)	(2,188)
Net cash used in investing activities	(25,022)	(6,331)
Cash flows from financing activities:
Dividends paid to stockholders	(2,204)	(2,167)
Dividends paid to non-controlling interest	(287)	(144)
Proceeds from issuance of common stock	10,100	—
Stock issuance costs	(282)	—
Inventory supply agreement	1,165	—
Deferred debt issuance costs	(1,567)	(455)
Revolving credit facilities, net	13,852	(45,065)
Additions to long-term debt	30,000	—
Payments on long-term debt	(2,378)	(2,736)
Additions to short-term debt	—	65,000
Net cash provided by financing activities	48,399	14,433
Net increase (decrease) in cash and cash equivalents	47,758	(32,877)
Cash and cash equivalents, beginning of period	71,687	40,437
Cash and cash equivalents, end of period	$119,445	$7,560
Supplemental cash flow information:
Cash paid for interest	$12,737	$11,979
Refunds received for income tax	$(186)	$(34,668)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2011.
The consolidated balance sheet as of December 31, 2010, has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
Alon’s retail and branded marketing segment operates 304 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Alon’s branded marketing business markets gasoline and diesel under the FINA brand name, primarily in the Southwestern and South Central United States, through a network of approximately 640 locations, including Alon’s convenience stores. Historically, substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business have been supplied by Alon’s Big Spring refinery.

(d)	Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three month periods ended March 31, 2011 and 2010, are presented below:

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months ended March 31, 2011
Net sales to external customers	$1,248,677	$86,243	$316,184	$—	$1,651,104
Intersegment sales/purchases	250,347	(23,487)	(226,860)	—	—
Depreciation and amortization	20,037	1,730	3,277	403	25,447
Operating income (loss)	79,289	(9,628)	4,223	(591)	73,293
Total assets	1,863,971	118,012	200,931	16,882	2,199,796
Turnaround, chemical catalyst and capital expenditures	23,278	660	1,345	65	25,348

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months ended March 31, 2010
Net sales to external customers	$286,144	$67,141	$226,028	$—	$579,313
Intersegment sales/purchases	196,896	(51,059)	(145,837)	—	—
Depreciation and amortization	20,954	1,717	3,420	231	26,322
Operating loss	(58,518)	(18,179)	(1,859)	(419)	(78,975)
Total assets	1,686,285	191,198	189,952	16,211	2,083,646
Turnaround, chemical catalyst and capital expenditures	16,321	179	397	415	17,312
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2011, and December 31, 2010, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Three Months ended March 31, 2011
Assets:
Commodity contracts (futures and forwards)	$560	$—	$—	$560
Liabilities:
Commodity contracts (swaps)	—	2,553	—	2,553
Commodity contracts (call options)	—	34,486	—	34,486
Interest rate swaps	—	6,579	—	6,579
Year ended December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$1,214	$—	$—	$1,214
Liabilities:
Commodity contracts (swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876
Interest rate swaps	—	7,501	—	7,501

(4)	Derivative Financial Instruments
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
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of March 31, 2011, Alon had an interest rate swap agreement with a notional amount of $100,000, a remaining period of two years and a fixed interest rate of 4.25%. This swap was accounted for as a cash flow hedge.
For cash flow hedges, gains and losses reported in equity are reclassified into interest expense when the forecasted transaction affects income. During the three months ended March 31, 2011 and 2010, Alon recognized in equity unrealized after-tax gains of $598 and $1,020, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from equity into interest expense as a result of the discontinuance of cash flow hedge accounting.
For the three months ended March 31, 2011 and 2010, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery, Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, Alon determined

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. An after-tax loss of $377 for the three months ended March 31, 2010 was reclassified from equity to earnings due to the discontinuance of cash flow hedge accounting. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(2,553)
Commodity contracts (call options)		—	Accrued liabilities	(25,360)
Commodity contracts (futures and forwards)	Accounts receivable	1,557	Accrued liabilities	(997)
Commodity contracts (call options)		—	Other non-current liabilities	(9,126)
Total derivatives not designated as hedging instruments		$1,557		$(38,036)
Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(6,579)
Total derivatives designated as hedging instruments		—		(6,579)
Total derivatives		$1,557		$(44,615)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts Payable	$(681)
Commodity contracts (call options)		—	Accrued liabilities	(5,748)
Commodity contracts (futures and forwards)	Accounts receivable	1,364	Accrued liabilities	(150)
Commodity contracts (call options)		—	Other non-current liabilities	(3,128)
Total derivatives not designated as hedging instruments		$1,364		$(9,707)
Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(7,501)
Total derivatives designated as hedging instruments		—		(7,501)
Total derivatives		$1,364		$(17,208)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income (“OCI”).

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2011
Interest rate swap	$922	Interest expense	$(975)		$—
Total derivatives	$922		$(975)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2010
Commodity contracts (heating oil swaps)	$—	Cost of sales	$(598)		$—
Interest rate swaps	1,569	Interest expense	(3,558)		—
Total derivatives	$1,569		$(4,156)		$—
Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2011
Commodity contracts (futures & forwards)	Cost of sales	$(2,070)
Commodity contracts (heating oil swaps)	Cost of sales	5,259
Commodity contracts (call options)	Other income (loss), net	(31,919)
Total derivatives		$(28,730)

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$1,473
Commodity contracts (heating oil swaps)	Cost of sales	(106)
Total derivatives		$1,367

(5)	Inventories
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Carrying value of inventories consisted of the following:

	March 31, 2011	December 31, 2010
Crude oil, refined products, asphalt and blendstocks	$36,599	$60,588
Crude oil inventory consigned to others	63,028	38,445
Materials and supplies	19,229	19,059
Store merchandise	17,824	17,237
Store fuel	6,904	5,721
Total inventories	$143,584	$141,050
Crude oil, refined products, asphalt and blendstock inventories totaled 2,038 barrels and 2,441 barrels as of March 31, 2011 and December 31, 2010, respectively. A reduction of inventory volumes in 2011 resulted in a liquidation of LIFO inventory layers associated with refined products and asphalt carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $42,642 for the three months ended March 31, 2011. An increase in LIFO inventory associated with crude oil resulted in an increase to cost of sales of $20,182 for the three months ended March 31, 2011.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $110,366 and $115,072 at March 31, 2011 and December 31, 2010, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
Alon had 976 barrels and 674 barrels of crude oil consigned to others at March 31, 2011 and December 31, 2010, respectively. Alon recorded liabilities associated with this consigned inventory of $27,034 and $27,034 in accounts payable and $61,467 and $32,433 in other non-current liabilities at March 31, 2011 and December 31, 2010, respectively.
Additionally, Alon recorded accounts receivable of $1,416 and $1,073 at March 31, 2011 and December 31, 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, Alon elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods Alon recorded changes in the fair value of the estimated settlement liability of these contracts through the statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled March 31, 2011, the payment would be in excess of the liability recorded by $17,754.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2011	December 31, 2010
Refining facilities	$1,651,381	$1,628,039
Pipelines and terminals	40,686	40,686
Retail	138,954	137,771
Other	17,247	16,773
Property, plant and equipment, gross	1,848,268	1,823,269
Less accumulated depreciation	(356,926)	(334,737)
Property, plant and equipment, net	$1,491,342	$1,488,532

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2011	December 31, 2010
Deferred turnaround and chemical catalyst cost	$20,566	$23,047
Environmental receivables	17,170	17,426
Deferred debt issuance costs	16,453	16,284
Intangible assets, net	7,780	7,901
Receivable from supply agreements	22,095	5,805
Other, net	14,677	11,072
Total other assets	$98,741	$81,535

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2011	December 31, 2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$19,645	$23,584
Employee costs	10,236	11,571
Commodity contracts	28,910	5,898
Accrued finance charges	16,320	12,246
Environmental accrual	7,349	7,349
Valero earnout liability	4,375	6,562
Other	26,811	21,144
Total accrued liabilities	$113,646	$88,354

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$33,592	$33,157
Environmental accrual (Note 14)	61,092	61,657
Asset retirement obligations	11,104	10,932
Interest rate swap valuations	6,579	7,501
Consignment inventory	61,467	32,433
Commodity contracts	9,126	3,128
Other	21,963	12,168
Total other non-current liabilities	$204,923	$160,976

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Comprehensive Income (Loss)
The following table displays the computation of total comprehensive income (loss):

	For the Three Months Ended
	March 31,
	2011	2010
Income (loss) before non-controlling interest in income (loss) of subsidiaries	$13,225	$(56,746)
Other comprehensive gain, net of tax:
Unrealized gain on cash flow hedges, net of tax	598	1,397
Total other comprehensive income, net of tax	598	1,397
Comprehensive gain (loss)	13,823	(55,349)
Comprehensive income (loss) attributable to non-controlling interest	160	(3,761)
Comprehensive income (loss) attributable to common stockholders	$13,663	$(51,588)
The following table displays the components of accumulated other comprehensive loss, net of tax.

	March 31, 2011	December 31, 2010
Unrealized losses on cash flow hedges, net of tax	$(4,743)	$(5,341)
Pension and post-employment benefits, net of tax	(16,576)	(16,576)
Accumulated other comprehensive loss, net of tax	$(21,319)	$(21,917)

(8)	Postretirement Benefits
Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees, excluding West Coast employees. The benefits are based on years of service and the employee’s final average monthly compensation. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2011 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2010. For the three months ended March 31, 2011 and 2010, Alon contributed $1,100 and $735, respectively, to its qualified pension plans.
The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
Components of net periodic benefit cost:
Service cost	$914	$1,018
Interest cost	1,035	946
Expected return on plan assets	(933)	(905)
Amortization of net loss	448	386
Net periodic benefit cost	$1,464	$1,445

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(9)	Indebtedness
Debt consisted of the following:

	March 31, 2011	December 31, 2010
Term loan credit facility	$428,625	$429,750
Revolving credit facilities	198,972	185,120
Senior secured notes	207,832	207,378
Retail credit facilities	111,817	94,057
Total debt	947,246	916,305
Less current portion	(46,983)	(11,512)
Total long-term debt	$900,263	$904,793
Alon Brands Term Loans. In March 2011, Alon Brands issued $30,000 five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. The notes will mature in March 2016. The group of investors have the right to request that principal payments of the loan will be paid in four equal, consecutive annual payments, starting in March 2013. Otherwise, the principal amount will be paid at the maturity date in March 2016.
Borrowings under the Alon Brands Term Loans bear interest at a rate of 7% per annum, payable on a semi-annual basis, provided that the interest rate will increase to 9% per annum solely with respect to the portion of the loan equal to the unexercised portion of the warrants described below.
The Alon Brands Term Loans contain certain restrictive covenants, including maintenance financial covenants.
In conjunction with the issuance of the notes, Alon issued 3,092,783 warrants to purchase shares of Alon USA Energy common stock at an initial exercise price per share of $9.70. The warrants are exercisable in whole or in part until March 2016, five years from the date of issuance.
At March 31, 2011, the Alon Brands Term Loan had an outstanding balance of $19,012 (net of unamortized discount). Alon is utilizing the effective interest method to amortize the discount over the life of facility.

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
Compensation expense for the restricted stock grants amounted to $12 and $12 for the three months ended March 31, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value and fair value under FASB ASC Topic 718-10 for pro forma disclosure purposes.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table summarizes the restricted share activity from January 1, 2010:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2010	10,226	$14.67
Granted	10,416	7.20
Vested	(4,473)	16.77
Forfeited	—	—
Nonvested at December 31, 2010	16,169	$9.28
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2011	16,169	$9.28
As of March 31, 2011, there was $51 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of shares vested in 2011 was $0.
Stock Appreciation Rights. Through December 31, 2010, Alon has granted awards of 580,915 SARs to certain officers and key employees of Alon of which 62% of these SARs have a grant price of $28.46 and the remaining SARs have grant prices ranging from $10.00 to $16.00.
In January 2011, Alon granted awards of 18,250 SARs to certain officers and key employees at a grant price equal to $16.00. The January 2011 SARs vest as follows: 50% on January 5, 2013, 25% on January 5, 2014, and 25% on January 5, 2015, and are exercisable during the 365-day period following the date of vesting.
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
Compensation expense for the SARs grants amounted to $242 and $208 for the three months ended March 31, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	2000 Incentive Stock Compensation Plan
On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, fully consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. All authorized options were granted in 2000 and there have been no additional options granted under this plan. All stock options have ten-year terms. The options are subject to accelerated vesting and become fully exercisable if Alon achieves certain financial performance and debt service criteria. Upon exercise, Alon will reimburse the option holder for the exercise price of the shares and under certain circumstances the related federal and state taxes payable as a result of such exercises (gross-up liability). This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. All stock options have been exercised at March 31, 2011. Total compensation expense recognized under this plan was $0 and $13 for the three months ended March 31, 2011 and 2010, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table summarizes the stock option activity for Alon Assets and Alon Operating for the three months ended March 31, 2011, and for the year ended December 31, 2010:

	Alon Assets		Alon Operating
	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	(2,187)	100	(822)	100
Forfeited and expired	—	—	—	—
Outstanding at December 31, 2010	606	$100	227	$100
Granted	—	—	—	—
Exercised	(606)	100	(227)	100
Forfeited and expired	—	—	—	—
Outstanding at March 31, 2011	—	$—	—	$—
The intrinsic value of total options exercised in 2011 was $471.

(11)	Stockholders’ Equity (per share in dollars)
Common Stock Dividends
On March 15, 2011, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 1, 2011.
Warrants
In conjunction with the issuance of the Alon Brands Term Loans, Alon issued 3,092,783 warrants to purchase shares of Alon USA Energy, Inc. common stock at an initial exercise price per share of $9.70. The warrants are exercisable in whole or in part until March 2016, five years from the date of issuance.
Standby Equity Distribution Agreement
In January 2011, Alon entered into a Standby Equity Distribution Agreement (the "SEDA”) with YA Global Master SPV Ltd. ("YA Global”) to purchase up to $25,000 of Alon USA Energy, Inc. common stock ("Common Stock"). At any time during the effective period of the agreement, Alon may require YA Global to purchase shares of Common Stock by delivering an advance notice (as provided for in the SEDA) to YA Global. The purchase price of the Common Stock is 98.5% of the market price during the five consecutive trading days after the receipt of the advance notice is provided to YA Global. Par value of the Common Stock is $0.01 per share. In no event shall the number of shares of Common Stock owned by YA Global and its affiliates exceed 4.99% of the outstanding Common Stock at that time. The SEDA automatically terminates in January 2013. During the first quarter of 2011, Alon sold $10,100 of Common Stock.

(12)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings per share include the dilutive effect of SARs using the treasury stock method and the dilutive effect of convertible preferred shares and warrants using the if-converted method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) available to common stockholders	$13,065	$(52,942)
Average number of shares of common stock outstanding	54,549	54,161
Dilutive SARs, convertible preferred stock and warrants	5,935	—
Average number of shares of common stock outstanding assuming dilution	60,484	54,161
Income (loss) per share – basic	$0.24	$(0.98)
Income (loss) per share – diluted	$0.22	$(0.98)

(13)	Related-Party Transactions
Alon Brands Term Loans
In March 2011, Alon Brands issued $12,000 five-year unsecured notes to certain shareholders of Alon Israel and their affiliates from the Alon Brands Term Loans. The notes will mature in March 2016. The shareholders have the right to request that principal payments of the loan will be paid in four equal, consecutive annual payments, starting in March 2013. Otherwise, the principal amount will be paid at the maturity date in March 2016.
Borrowings under the Alon Brands Term Loans bear interest at a rate of 7% per annum, payable on a semi-annual basis, provided that the interest rate will increase to 9% per annum solely with respect to the portion of the loan equal to the unexercised portion of the warrants described below.
The Alon Brands Term Loans contains certain restrictive covenants, including maintenance financial covenants.
In conjunction with the issuance of the notes, Alon issued to certain shareholders of Alon Israel 1,237,113 warrants to purchase shares of Alon USA Energy, Inc. common stock at an initial exercise price per share of $9.70. The warrants are exercisable in whole or in part until March 2016, five years from the date of issuance.

(14)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, Alon has long-term commitments to purchase utilities such as natural gas, electricity and water for use by its refineries, terminals, pipelines and retail locations. Alon is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.
Supply and Offtake Agreement with J. Aron & Company
In February 2011, Alon entered into a Supply and Offtake Agreement, (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market price, crude oil for processing at the Big Spring refinery and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the Big Spring refinery.
In connection with the execution of the Supply and Offtake Agreement, Alon also entered into agreements that provided for the sale, at market price, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the Big Spring refinery, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement has an initial term that expires in May 2016. J. Aron may elect to terminate the agreement prior to the initial term beginning in May 2013, provided Alon receives notice of termination at least six months prior to that date. Following expiration or termination of the Supply and Offtake Agreement, Alon is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery.

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
Alon has accrued environmental remediation obligations of $68,441 ($7,349 current payable and $61,092 non-current liability) at March 31, 2011, and $69,006 ($7,349 current payable and $61,657 non-current liability) at December 31, 2010.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded a current receivable of $2,675 and $2,675 and a non-current receivable of $14,243 and $14,386 at March 31, 2011 and December 31, 2010, respectively.
Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,323 and $1,323 and non-current receivable of $2,927 and $3,039 at March 31, 2011 and December 31, 2010, respectively.

(15)	Subsequent Event
Dividend Declared
On May 5, 2011, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on June 1, 2011, to stockholders of record at the close of business on June 15, 2011.
.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the sweet/sour spread;

•	changes in the light/heavy spread;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana Sweet and Heavy Louisiana Sweet crude oils, as well as California crudes such as Buena Vista;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	realization of synergies and accretion to reported earnings from our acquisition of the Bakersfield refinery;

•	integration of the operations and employees of the Bakersfield refinery and the timing of such integration;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors”.
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
The Krotz Springs refining processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils. We market refined products from Krotz Springs to wholesale distributors, other refiners, and third parties. The refinery’s location provides access to upriver markets on the Mississippi and Ohio Rivers and its docking facilities along the Atchafalaya River allow barge access. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the Southern and Eastern United States.
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
Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 304 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business is supplied by our Big Spring refinery. In 2011, approximately 89% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
We market gasoline and diesel under the FINA brand name through a network of approximately 640 locations, including our convenience stores. Approximately 53% of the gasoline and 19% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 260 licensed locations that are not under fuel supply agreements with us.

First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2011 was $73.3 million, compared to an operating loss of $(79.0) million in the same period last year. Operating income increased principally due to higher refinery throughput and margins, higher retail fuel margins and motor fuel sales volumes. Other operational and financial highlights for the first quarter of 2011 include the following:

•
Combined refinery throughput for the three months ended March 31, 2011, averaged 135,638 bpd, consisting of 62,181 bpd at the Big Spring refinery and 73,457 bpd at the Krotz Springs refinery, compared to a combined average throughput of 61,047 bpd for the three months ended March 31, 2010, consisting of 42,784 bpd at the Big Spring refinery and 18,263 bpd at the California refineries. The California refineries were shutdown most of the first quarter of 2011 to redeploy resources for the integration of the Bakersfield refinery acquired in June 2010. The Krotz Springs refinery was shut down during the first quarter of 2010 for scheduled turnaround work.

•
Operating margin at the Big Spring refinery was $19.50 per barrel for the first quarter of 2011, compared to $4.91 per barrel for the same period in 2010. The operating margin in 2011 was positively impacted by higher Gulf Coast 3/2/1 crack spreads and WTI to WTS crude oil spreads.

•	Operating margin at the Krotz Springs refinery was $5.06 per barrel for the first quarter of 2011.

•
Asphalt margins in the first quarter of 2011 were $18.18 per ton compared to $(28.50) per ton in the first quarter of 2010. The average blended asphalt sales price increased 9.3% from $463.53 per ton in the first quarter of 2010 to $506.55 per ton in the first quarter of 2011 and the average non-blended asphalt sales price decreased 9.4% from $333.82 per ton in the first quarter of 2010 to $302.57 per ton in the first quarter of 2011. Asphalt sales volumes in the first quarter of 2011 were 192 thousand tons compared to 151 thousand tons in the first quarter of 2010.

•
Retail and branded marketing segment retail fuel sales gallons increased by 12.0% from 32.7 million gallons in the first quarter of 2010 to 36.7 million gallons in the first quarter of 2011. Our branded fuel sales increased by 21.4% from 70.5 million gallons in the first quarter of 2010 to 85.6 million gallons in the first quarter of 2011. Operating income for our retail and branded marketing segment was $4.2 million for the first quarter of 2011 compared to an operating loss of $(1.9) million  for the same period in 2010.

•	On March 15, 2011, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 1, 2011.

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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast 3/2/1 crack spreads. A 3/2/1 crack spread is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra-low sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil. We calculate the per barrel operating margin for our Big Spring refinery by dividing the Big Spring refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventories adjustments related to acquisitions).
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
Our Big Spring refinery and California refineries are capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the value of WTI crude oil less the value of West Texas Sour, or WTS, a medium, sour crude oil. We refer to this differential as the sweet/sour spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring and California refineries. In addition, our California refineries are capable of processing significant volumes of heavy crude oils which historically have cost less than light crude oils. We measure the cost advantage of refining heavy crude oils by calculating the difference between the value of WTI crude oil less the value of Buena Vista crude oil. A widening of this spread can favorably influence the refinery operating margins for our California refineries.
The Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of the Krotz Springs refinery's crude oil input. This input is comprised of equal amounts of Heavy Louisiana Sweet, or HLS crude oil, and Light Louisiana Sweet, or LLS crude oil. We measure the cost of refining these lighter sweet crude oils by calculating the difference between the average value of LLS crude oil (which also approximates the value of HLS crude oil) to the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our Krotz Springs refinery.
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

Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2011 and 2010, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
The Krotz Springs refinery was shut down during November 2009 for a scheduled turnaround and remained down until its restart in June 2010. Throughput at the Big Spring refinery was higher over the three months ended March 31, 2011, after we implemented new operating procedures. The California refineries were shut down for most of the first quarter of 2011 to redeploy resources for the integration of the Bakersfield refinery acquired in June 2010.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2011 and 2010. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2010 is unaudited.

	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,651,104	$579,313
Operating costs and expenses:
Cost of sales	1,461,123	538,715
Direct operating expenses	56,923	61,444
Selling, general and administrative expenses (2)	34,330	31,807
Depreciation and amortization (3)	25,447	26,322
Total operating costs and expenses	1,577,823	658,288
Gain on disposition of assets	12	—
Operating income (loss)	73,293	(78,975)
Interest expense (4)	(20,440)	(26,585)
Equity loss of investees	(245)	(103)
Other income (loss), net (5)	(31,913)	14,204
Income (loss) before income tax expense (benefit) and non-controlling interest in income (loss) of subsidiaries	20,695	(91,459)
Income tax expense (benefit)	7,470	(34,713)
Income (loss) before non-controlling interest in income (loss) of subsidiaries	13,225	(56,746)
Non-controlling interest in income (loss) of subsidiaries	160	(3,804)
Net income (loss) available to common stockholders	$13,065	$(52,942)
Income (loss) per share, basic	$0.24	$(0.98)
Weighted average shares outstanding, basic (in thousands)	54,549	54,161
Income (loss) per share, diluted	$0.22	$(0.98)
Weighted average shares outstanding, diluted (in thousands)	60,484	54,161
Cash dividends per share	$0.04	$0.04
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$24,381	$(40,979)
Investing activities	(25,022)	(6,331)
Financing activities	48,399	14,433
OTHER DATA:
Adjusted EBITDA (6)	66,570	(38,552)
Capital expenditures (7)	25,163	7,303
Capital expenditures for turnaround and chemical catalyst	185	10,009

	March 31 2011	December 31 2010
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	119,445	71,687
Working capital	63,879	990
Total assets	2,199,796	2,088,521
Total debt	947,246	916,305
Total equity	373,968	341,767

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $14,218 and $12,786 for the three months ended March 31, 2011 and 2010, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $188 and $188 for the three months ended March 31, 2011 and 2010, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $403 and $231 for the three months ended March 31, 2011 and 2010, respectively, which are not allocated to our three operating segments.

(4)
Interest expense of $26,585 for the three months ended March 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility.

(5)
Other income (loss) for the three months ended March 31, 2011 is substantially the loss on heating oil crack spread contracts. In the first quarter of 2010, Alon sold approximately two-thirds of its investment in Holly Energy Partners for $22,760, resulting in a gain of $8,047. Subsequently, Alon marked-to-market its remaining investment, resulting in an unrealized gain of $6,291.

(6)
Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization, and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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
The following table reconciles net income (loss) available to common stockholders to Adjusted EBITDA for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Net income (loss) available to common stockholders	$13,065	$(52,942)
Non-controlling interest in income (loss) of subsidiaries	160	(3,804)
Income tax expense (benefit)	7,470	(34,713)
Interest expense	20,440	26,585
Depreciation and amortization	25,447	26,322
Gain on disposition of assets	(12)	—
Adjusted EBITDA	$66,570	$(38,552)

Adjusted EBITDA for the three months ended March 31, 2011 does not exclude loss on heating oil crack spread contracts of $31,919.

(7)	Includes corporate capital expenditures of $65 and $415 for the three months ended March 31, 2011 and 2010, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,499,024	$483,040
Operating costs and expenses:
Cost of sales	1,345,021	463,864
Direct operating expenses	46,949	50,352
Selling, general and administrative expenses	7,728	6,388
Depreciation and amortization	20,037	20,954
Total operating costs and expenses	1,419,735	541,558
Operating income (loss)	$79,289	$(58,518)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$19.50	$4.91
Refinery operating margin – CA Refineries (2)	N/A	(0.42)
Refinery operating margin – Krotz Springs (2)	5.06	N/A
Refinery direct operating expense – Big Spring (3)	4.13	6.57
Refinery direct operating expense – CA Refineries (3)	N/A	8.82
Refinery direct operating expense – Krotz Springs (3)	2.85	N/A
Capital expenditures	23,093	6,312
Capital expenditures for turnaround and chemical catalyst	185	10,009
PRICING STATISTICS:
WTI crude oil (per barrel)	$94.13	$78.75
WTS crude oil (per barrel)	90.03	76.87
Buena Vista crude oil (per barrel)	99.31	77.11
HLS crude oil (per barrel)	106.51	78.82
LLS crude oil (per barrel)	107.18	79.96
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$18.09	$7.09
West Coast	24.59	10.12
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$18.38	$6.25
Crude oil differentials (per barrel):
WTI less WTS	$4.10	$1.88
LLS less WTI	13.05	1.21
WTI less Buena Vista	(5.18)	1.64
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.595	$2.040
Gulf Coast ultra-low sulfur diesel	2.825	2.052
Gulf Coast high sulfur diesel	2.762	2.008
West Coast LA CARBOB (unleaded gasoline)	2.786	2.136
West Coast LA ultra-low sulfur diesel	2.907	2.076
Natural gas (per MMBTU)	4.20	4.99

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended
	March 31,
	2011		2010
	bpd	%	bpd	%
Refinery throughput:
Sour crude	52,124	83.8	35,978	84.1
Sweet crude	8,499	13.7	5,258	12.3
Blendstocks	1,558	2.5	1,548	3.6
Total refinery throughput (4)	62,181	100.0	42,784	100.0
Refinery production:
Gasoline	30,373	49.3	20,618	48.9
Diesel/jet	19,988	32.4	13,743	32.6
Asphalt	4,340	7.0	2,359	5.6
Petrochemicals	3,824	6.2	2,021	4.8
Other	3,165	5.1	3,396	8.1
Total refinery production (5)	61,690	100.0	42,137	100.0
Refinery utilization (6)		86.6%		64.8%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	For the Three Months Ended
	March 31,
	2011		2010
	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	—	—	4,106	22.5
Heavy crude	—	—	13,740	75.2
Blendstocks	—	—	417	2.3
Total refinery throughput (4)	—	—	18,263	100.0
Refinery production:
Gasoline	—	—	2,469	14.0
Diesel/jet	—	—	3,370	19.1
Asphalt	—	—	6,163	34.9
Light unfinished	—	—	—	—
Heavy unfinished	—	—	5,259	29.8
Other	—	—	393	2.2
Total refinery production (5)	—	—	17,654	100.0
Refinery utilization (6)		—%		24.6%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended
	March 31,
	2011		2010
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	52,930	72.0	—	—
Heavy sweet crude	19,224	26.2	—	—
Blendstocks	1,303	1.8	—	—
Total refinery throughput (4)	73,457	100.0	—	—
Refinery production:
Gasoline	31,175	42.4	—	—
Diesel/jet	34,542	46.9	—	—
Heavy Oils	1,659	2.3	—	—
Other	6,146	8.4	—	—
Total refinery production (5)	73,522	100.0	—	—
Refinery utilization (6)		86.8%		—%

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

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes. Direct operating expenses related to the Bakersfield refinery of $1,512 have been excluded from the per barrel measurement calculation for the three months ended March 31, 2011.

(4)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$86,243	$67,141
Operating costs and expenses:
Cost of sales (1)	82,752	71,445
Direct operating expenses	9,974	11,092
Selling, general and administrative expenses	1,415	1,066
Depreciation and amortization	1,730	1,717
Total operating costs and expenses	95,871	85,320
Operating loss	$(9,628)	$(18,179)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	138	129
Non-blended asphalt sales volume (tons in thousands) (3)	54	22
Blended asphalt sales price per ton (2)	$506.55	$463.53
Non-blended asphalt sales price per ton (3)	302.57	333.82
Asphalt margin per ton (4)	18.18	(28.50)
Capital expenditures	$660	$179

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

RETAIL AND BRANDED MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$316,184	$226,028
Operating costs and expenses:
Cost of sales (2)	283,697	200,302
Selling, general and administrative expenses	24,999	24,165
Depreciation and amortization	3,277	3,420
Total operating costs and expenses	311,973	227,887
Gain on disposition of assets	12	—
Operating income	$4,223	$(1,859)
KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	85,570	70,469
Branded fuel margin (cents per gallon) (3)	3.7	4.2
Number of stores (end of period)	304	308
Retail fuel sales (thousands of gallons)	36,655	32,714
Retail fuel sales (thousands of gallons per site per month)	40	35
Retail fuel margin (cents per gallon) (4)	14.6	9.0
Retail fuel sales price (dollars per gallon) (5)	$3.19	$2.63
Merchandise sales	$68,001	$63,482
Merchandise sales (per site per month)	$75	$69
Merchandise margin (6)	33.1%	30.0%
Capital expenditures	$1,345	$397

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $14,218 and $12,786 for the three months ended March 31, 2011 and 2010, respectively. Includes net royalty and related net credit card fees of $1,419 and $773 for the three months ended March 31, 2011 and 2010, respectively.

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

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Net Sales
Consolidated. Net sales for the three months ended March 31, 2011, were $1,651.1 million, compared to $579.3 million for the three months ended March 31, 2010, an increase of $1,071.8 million.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,499.0 million for the three months ended March 31, 2011, compared to $483.0 million for the three months ended March 31, 2010, an increase of $1,016.0 million. The increase was due to higher refined product prices and higher refinery throughput in the three months ended March 31, 2011 compared to the same period last year.
Combined refinery throughput for the three months ended March 31, 2011, averaged 135,638 bpd, consisting of 62,181 bpd at the Big Spring refinery and 73,457 bpd at the Krotz Springs refinery, compared to a combined average throughput of 61,047 bpd for the three months ended March 31, 2010, consisting of 42,784 bpd at the Big Spring refinery and 18,263 bpd at the California refineries. During the three months ended March 31, 2011, the California refineries were shut down to redeploy resources for the integration of the Bakersfield refinery acquired in June 2010. During the three months ended March 31, 2010, the Krotz Springs refinery was shut down for major turnaround activity and restarted in June 2010.
The increase in refined product prices that our refineries experienced resembled the price increases experienced in each refinery’s respective markets. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2011, increased $0.56 , or 27.2%, to $2.60, compared to $2.04 for the three months ended March 31, 2010. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2011, increased $0.77, or 37.7%, to $2.83, compared to $2.05 for the three months ended March 31, 2010. The average per gallon price of West Coast LA CARBOB gasoline for the three months ended March 31, 2011, increased $0.65, or 30.4%, to $2.79, compared to $2.14 for the three months ended March 31, 2010. The average per gallon price of West Coast LA ultra-low sulfur diesel for the three months ended March 31, 2011, increased $0.83, or 40.0%, to $2.91, compared to $2.08 for the three months ended March 31, 2010.
Asphalt Segment. Net sales for our asphalt segment were $86.2 million for the three months ended March 31, 2011, compared to $67.1 million for the three months ended March 31, 2010, an increase of $19.1 million or 28.5%. The increase was due primarily to an increase in asphalt sales volumes for the three months ended March 31, 2011. For the three months ended March 31, 2011, the asphalt volume increased 27.2% from 151 tons for the three months ended March 31, 2010, to 192 tons for the three months ended March 31, 2011.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $316.2 million for the three months ended March 31, 2011, compared to $226.0 million for the three months ended March 31, 2010, an increase of $90.2 million or 39.9%. This increase was primarily attributable to increases in retail motor fuel sales volumes and prices and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $1,461.1 million for the three months ended March 31, 2011, compared to $538.7 million for the three months ended March 31, 2010, an increase of $922.4 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our retail and branded marketing segment and higher crude oil prices.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $1,345.0 million for the three months ended March 31, 2011, compared to $463.9 million for the three months ended March 31, 2010, an increase of $881.1 million. This increase was primarily due to increased refinery throughput as well as an increase in the cost of crude oil used by our refineries. The average price per barrel of WTI for the three months ended March 31, 2011, increased $15.38 per barrel to an average of $94.13 per barrel, compared to an average of $78.75 per barrel for the three months ended March 31, 2010, an increase of 19.5%.
Asphalt Segment. Cost of sales for our asphalt segment were $82.8 million for the three months ended March 31, 2011, compared to $71.4 million for the three months ended March 31, 2010, an increase of $11.4 million or 16.0%. The increase was due primarily to higher asphalt sales volumes and higher crude oil costs for the three months ended March 31, 2011.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $283.7 million for the three months ended March 31, 2011, compared to $200.3 million for the three months ended March 31, 2010, an increase of $83.4 million or 41.6%. This increase was primarily attributable to increases in retail motor fuel sales volumes and merchandise sales.

Direct Operating Expenses
Consolidated. Direct operating expenses were $56.9 million for the three months ended March 31, 2011, compared to $61.4 million for the three months ended March 31, 2010, a decrease of $4.5 million or 7.3%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended March 31, 2011, were $46.9 million, compared to $50.4 million for the three months ended March 31, 2010, a decrease of $3.5 million or 6.9%. This decrease was primarily due to decreases in the cost of natural gas offset by costs associated with the integration of the Bakersfield refinery.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2011, were $10.0 million, compared to $11.1 million for the three months ended March 31, 2010, a decrease of $1.1 million or 9.9%. The decrease was due primarily to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended March 31, 2011, were $34.3 million, compared to $31.8 million for the three months ended March 31, 2010, an increase of $2.5 million or 7.9% primarily due to increased employee related costs for the three months ended March 31, 2011.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended March 31, 2011, were $7.7 million, compared to $6.4 million for the three months ended March 31, 2010, an increase of $1.3 million or 20.3%. The increase is primarily due to increased employee related costs for the three months ended March 31, 2011.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2011, were $1.4 million, compared to $1.1 million for the three months ended March 31, 2010 an increase of $0.3 million, or 27.3%. This increase is due to increased employee related costs for the three months ended March 31, 2011.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended March 31, 2011 were $25.0 million, compared to $24.2 million for the three months ended March 31, 2010, an increase of $0.8 million or 3.3%. The increase was primarily attributable to increased employee related costs for the three months ended March 31, 2011.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2011, was $25.4 million, compared to $26.3 million for the three months ended March 31, 2010, a decrease of $0.9 million or 3.4%.
Operating Income (Loss)
Consolidated. Operating income for the three months ended March 31, 2011, was $73.3 million, compared to an operating loss of $(79.0) million for the three months ended March 31, 2010, an increase of $152.3 million. This increase was primarily due to higher refinery margins and throughput, higher retail fuel sales volumes and margins and increased merchandise sales margins.
Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $79.3 million for the three months ended March 31, 2011, compared to an operating loss of $(58.5) million for the three months ended March 31, 2010, an increase of $137.8 million. This increase was primarily due to higher refinery operating margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $19.50 per barrel for the three months ended March 31, 2011, compared to $4.91 per barrel for the three months ended March 31, 2010. The average Gulf Coast 3/2/1 crack spread increased 155.1% to $18.09 per barrel for the three months ended March 31, 2011, compared to $7.09 per barrel for the three months ended March 31, 2010. Refinery operating margin at the California refineries was $(0.42) per barrel for the three months ended March 31, 2010. The California refineries were shut down most of the first quarter to expedite the integration of the Bakersfield hydrocracker into the California operations. The West Coast 3/2/1 average crack spreads increased 143.0% to $24.59 per barrel for the three months ended March 31, 2011, compared to $10.12 per barrel for the three months ended March 31, 2010. The Krotz Springs refinery operating margin for the three months ended March 31, 2011, was $5.06 per barrel. The Krotz Springs refinery was shut down for the three months ended March 31, 2010 for turnaround and capital projects work.
The increases in refining margins at our Big Spring refinery was in part due to improvements in the sweet/sour differential. The sweet/sour differential increased 118.1% to $4.10 per barrel for the three months ended March 31, 2011, compared to $1.88 per barrel for the three months ended March 31, 2010. The refining margins at our Krotz Springs refinery were affected by a widening of the LLS to WTI spread. The LLS to WTI spread increased $11.84 per barrel to $13.05 per barrel for the three months ended March 31, 2011, compared to $1.21 for the three months ended March 31, 2010.
Asphalt Segment.    Operating loss for our asphalt segment was $9.6 million for the three months ended March 31, 2011, compared to $18.2 million for the three months ended March 31, 2010, a decrease in loss of $8.6 million. The decrease was primarily due to higher sales volumes for the three months ended March 31, 2011.
Retail and Branded Marketing Segment. Operating income (loss) for our retail and branded marketing segment was $4.2 million for the three months ended March 31, 2011, compared to $(1.9) million for the three months ended March 31, 2010, an increase of $6.1 million. This increase was primarily due to higher retail fuel sales volumes and margins increased and higher merchandise sales and margins.
Interest Expense
Interest expense was $20.4 million for the three months ended March 31, 2011, compared to $26.6 million for the three months ended March 31, 2010, a decrease of $6.2 million, or 23.3%. The decrease was due primarily a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility in the three months ended March 31, 2010.
Income Tax Expense (Benefit)
Income tax expense was $7.5 million for the three months ended March 31, 2011, compared to income tax benefit of $(34.7) million for the three months ended March 31, 2010. The increase resulted from our higher pre-tax income in the first quarter of 2011, compared to the first quarter of 2010, and a decrease in the effective tax rate. Our effective tax rate was 36.1% for the first quarter of 2011, compared to an effective tax rate of 38.0% for the first quarter of 2010.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net loss related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in income (loss) of subsidiaries was $0.2 million for the three months ended March 31, 2011, compared to $(3.8) million for the three months ended March 31, 2010, an increase of $4.0 million or 105.3%.
Net Income (Loss) Available to Common Stockholders
Net income (loss) available to common stockholders was $13.1 million for the three months ended March 31, 2011, compared to $(52.9) million for the three months ended March 31, 2010, an increase of $66.0 million or 124.8%. This increase was attributable to the factors discussed above.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities and other credit lines and advances from affiliates.
We believe that the aforementioned sources of funds and other sources of capital available to us will be sufficient to satisfy the anticipated cash requirements associated with our business during the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which may be impacted by general economic, political, financial, competitive and other factors beyond our control.
Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, extend or replace existing revolving credit facilities or for other corporate purposes.
In January 2011, we completed a Standby Equity Distribution Agreement with YA Global Master SPV, Ltd. ("YA Global") to purchase up to $25.0 million of our common stock over a two-year period. During the first quarter of 2011, we sold $10.1 million of common stock.

Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2011, and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$24,381	$(40,979)
Investing activities	(25,022)	(6,331)
Financing activities	48,399	14,433
Net increase (decrease) in cash and cash equivalents	$47,758	$(32,877)
Cash Flows Provided By (Used In) Operating Activities
Net cash provided by (used in) operating activities during the three months ended March 31, 2011, was $24.4 million, compared to $(41.0) million during the three months ended March 31, 2010. The change in cash provided by operating activities of $65.4 million is primarily attributable to the difference of approximately $102.8 million in net income, adjusted for non-cash adjustments offset by income tax refunds received of $34.7 million in 2010.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $25.0 million during the three months ended March 31, 2011, compared to $6.3 million during the three months ended March 31, 2010. The change in net cash used in investing activities of $18.7 million was principally due to the proceeds received from the sale of securities of $22.8 million in 2010.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $48.4 million during the three months ended March 31, 2011, compared to $14.4 million during the three months ended March 31, 2010. The net change in cash provided by financing activities of $34.0 million is primarily attributable to additions to long-term financing of $30.0 million through the Alon Brands Term Loans and sales of stock to YA Global partially offset by payments on other indebtedness.
Indebtedness
Retail Credit Facility
Alon Brands Term Loans. In March 2011, Alon Brands issued $30.0 million five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. The notes will mature in March 2016. The group of investors have the right to request that principal payments of the loan will be paid in four equal, consecutive annual payments, starting in March 2013. Otherwise, the principal amount will be paid at the maturity date in March 2016.
Borrowings under the Alon Brands Term Loans bear interest at a rate of 7% per annum, payable on a semi-annual basis, provided that the interest rate will increase to 9% per annum solely with respect to the portion of the loan equal to the unexercised portion of the warrants described below.
The Alon Brands Term Loans contain certain restrictive covenants, including maintenance financial covenants.
In conjunction with the issuance of the notes, we issued 3,092,783 warrants to purchase shares of Alon USA Energy, Inc. common stock at an initial exercise price per share of $9.70. The warrants are exercisable in whole or in part until March 2016, five years from the date of issuance.
At March 31, 2011, the Alon Brands Term Loans had an outstanding balance of $19.0 million (net of unamortized discount). We are utilizing the effective interest method to amortize the discount over the life of facility.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2011 is $108.9 million, of which $58.0 million is substantially related to the

Bakersfield hydrocracker project, $40.6 million is related to sustaining and regulatory compliance projects, and $10.3 million is related to turnaround and chemical catalyst. Approximately $25.3 million has been spent as of March 31, 2011.

Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2010.

New Accounting Standards and Disclosures
New accounting standards if any are disclosed in Note (1) Basis of Presentation included in the consolidated financial statements included in Item 1 of this report.

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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2011, we held approximately 2.0 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method with an average cost of $49.85 per barrel. Market value exceeded carrying value of LIFO costs by $110.4 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.0 million.
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

The following table provides information about our derivative commodity instruments as of March 31, 2011:

Description	Contract	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	139,400	116.31	—	$16,213	$16,733	$520
Forwards-short (Crude)	(75,921)	—	102.98	(7,818)	(8,102)	(283)
Forwards-long (Gasoline)	143,103	123.81	—	17,718	18,382	664
Forwards-short (Gasoline)	(300,012)	—	123.44	(37,033)	(37,683)	(649)
Forwards-long (Distillate)	221,947	125.82	—	27,926	28,609	683
Forwards-short (Distillate)	(8,960)	—	132.23	(1,185)	(1,209)	(24)
Forwards-long (Jet)	6,818	133.86	—	913	926	13
Forwards-short (Jet)	(127,282)	—	131.66	(16,758)	(16,965)	(207)
Forwards-long (Slurry)	16,786	89.52	—	1,503	1,542	39
Forwards-short (Slurry)	(3,000)	—	94.52	(284)	(291)	(7)
Forwards-long (Catfeed)	33,090	121.90	—	4,034	4,168	134
Forwards-short (Catfeed)	(67,016)	—	121.90	(8,170)	(8,442)	(272)
Forwards-long (Slop)	5,035	92.98	—	468	487	19
Forwards-short (Slop)	(16,669)	—	93.39	(1,557)	(1,612)	(55)
Forwards-long (Propane)	4,390	55.88	—	245	239	(6)
Forwards-short (Asphalt)	(71,619)	—	80.40	(5,758)	(5,907)	(148)
Futures-long (Crude)	40,000	104.55	—	4,182	4,269	87
Futures-short (Crude)	(210,000)	—	106.78	(22,204)	(22,424)	(220)
Futures-long (Gasoline)	287,000	127.49	—	36,590	37,460	870
Futures-short (Gasoline)	(152,000)	—	130.52	(19,195)	(19,840)	(645)
Futures-long (Distillate)	47,000	129.70	—	6,096	6,144	48

Description	Contract	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps (Heating Oil)	182,000	11.43	(2.60)	$2,079	$(474)	$(2,553)
Futures-call options (Heating Oil)	(2,513,500)	13.51	25.34	(33,963)	(63,696)	(29,733)
Interest Rate Risk
As of March 31, 2011, $619.7 million of our outstanding debt was at floating interest rates out of which approximately $164.0 million was at the Eurodollar rate plus 3.00%, subject to a minimum interest rate of 4.0%. As of March 31, 2011, we had an interest rate swap agreement with a notional amount of $100.0 million with a remaining period of 21 months and a fixed interest rate of 4.25%. An increase of 1% in the Eurodollar rate on indebtedness, net of the interest rate swap agreement outstanding in 2011 and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $4.6 million per year.

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

4.3
Form of Certificate of Designation of the 8.50% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).

4.4	Specimen 8.50% Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).

10.1	Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011.

10.2	First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.

10.3	Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	May 9, 2011	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	May 9, 2011	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	May 9, 2011	By:	/s/ Shai Even
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

4.3
Form of Certificate of Designation of the 8.50% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).

4.4	Specimen 8.50% Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).

10.1	Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011.

10.2	First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.

10.3	Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.