Form 10-Q
period 2011-06-30
Alon USA Energy, Inc.
filed 2011-08-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Yes  ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2011, was 55,835,392.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,142	$71,687
Accounts and other receivables, net	214,020	115,541
Income tax receivable	8,642	8,642
Inventories	283,608	141,050
Deferred income tax asset	47,607	49,052
Prepaid expenses and other current assets	9,645	7,875
Total current assets	680,664	393,847
Equity method investments	18,184	18,664
Property, plant, and equipment, net	1,512,102	1,488,532
Goodwill	105,943	105,943
Other assets, net	98,313	81,535
Total assets	$2,415,206	$2,088,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,819	$292,991
Accrued liabilities	116,295	88,354
Current portion of long-term debt	136,153	11,512
Total current liabilities	601,267	392,857
Other non-current liabilities	195,331	160,976
Long-term debt	937,333	904,793
Deferred income tax liability	292,916	288,128
Total liabilities	2,026,847	1,746,754
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; 4,000,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	40,000	40,000
Common stock, par value $0.01, 100,000,000 shares authorized; 55,835,392 and 54,281,636 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	558	543
Additional paid-in capital	315,420	290,809
Accumulated other comprehensive loss, net of income tax	(21,030)	(21,917)
Retained earnings	53,724	33,052
Total stockholders’ equity	388,672	342,487
Non-controlling interest in subsidiaries	(313)	(720)
Total equity	388,359	341,767
Total liabilities and equity	$2,415,206	$2,088,521
The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales (1)	$1,595,631	$840,361	$3,246,735	$1,419,674
Operating costs and expenses:
Cost of sales	1,429,452	751,075	2,890,575	1,289,790
Direct operating expenses	62,215	62,924	119,138	124,368
Selling, general and administrative expenses	38,585	29,182	72,915	60,989
Depreciation and amortization	24,787	25,368	50,234	51,690
Total operating costs and expenses	1,555,039	868,549	3,132,862	1,526,837
Gain (loss) on disposition of assets	(80)	474	(68)	474
Operating income (loss)	40,512	(27,714)	113,805	(106,689)
Interest expense	(20,758)	(21,735)	(41,198)	(48,320)
Equity earnings of investees	2,015	1,209	1,770	1,106
Other income (loss), net	(4,880)	(365)	(36,793)	13,839
Income (loss) before income tax expense (benefit), non-controlling interest in income (loss) of subsidiaries	16,889	(48,605)	37,584	(140,064)
Income tax expense (benefit)	2,478	(17,093)	9,948	(51,806)
Income (loss) before non-controlling interest in income (loss) of subsidiaries	14,411	(31,512)	27,636	(88,258)
Non-controlling interest in income (loss) of subsidiaries	677	(2,253)	837	(6,057)
Net income (loss) available to common stockholders	$13,734	$(29,259)	$26,799	$(82,201)
Income (loss) per share, basic	$0.25	$(0.54)	$0.49	$(1.52)
Weighted average shares outstanding, basic (in thousands)	55,533	54,164	55,041	54,162
Income (loss) per share, diluted	$0.22	$(0.54)	$0.44	$(1.52)
Weighted average shares outstanding, diluted (in thousands)	61,517	54,164	61,000	54,162
Cash dividends per share	$0.04	$0.04	$0.08	$0.08
___________________________________

(1)	Includes excise taxes on sales by the retail segment of $15,193 and $13,531 for the three months and $29,411 and $26,317 for the six months ended June 30, 2011, and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss) available to common stockholders	$26,799	$(82,201)
Adjustments to reconcile net income (loss) available to common stockholders to cash used in operating activities:
Depreciation and amortization	50,234	51,690
Stock compensation	799	350
Deferred income tax expense	8,752	(52,486)
Non-controlling interest in income (loss) of subsidiaries	837	(6,057)
Equity earnings of investees (net of dividends)	—	(775)
Amortization of debt issuance costs	2,872	2,880
Amortization of original issuance discount	1,294	812
Write-off of unamortized debt issuance costs	—	6,659
(Gain) loss on disposition of assets	68	(474)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(98,479)	(49,417)
Income tax receivable	—	47,290
Inventories	(143,723)	(7,160)
Prepaid expenses and other current assets	(1,770)	(616)
Other assets, net	(19,442)	(25,032)
Accounts payable	55,828	51,453
Accrued liabilities	29,094	(533)
Other non-current liabilities	35,721	2,057
Net cash used in operating activities	(51,116)	(61,560)
Cash flows from investing activities:
Capital expenditures	(67,958)	(12,688)
Capital expenditures for turnarounds and catalysts	(4,262)	(11,531)
Dividends from investees, net of equity earnings	480	—
Proceeds from disposition of assets	40	20,095
Proceeds from sale of securities	—	36,852
Acquisition of Bakersfield Refinery	—	(32,409)
Earnout payment related to Krotz Springs refinery acquisition	(4,375)	(4,375)
Net cash used in investing activities	(76,075)	(4,056)
Cash flows from financing activities:
Dividends paid to stockholders	(4,427)	(4,335)
Dividends paid to non-controlling interest	(430)	(429)
Proceeds from issuance of common stock	11,900	—
Stock issuance costs	(537)	—
Inventory supply agreement	1,165	45,807
Deferred debt issuance costs	(1,900)	(2,354)
Revolving credit facilities, net	142,498	(41,824)
Additions to long-term debt	30,136	—
Payments on long-term debt	(5,759)	(5,473)
Additions to short-term debt	—	76,500
Payments on short-term debt	—	(35,000)
Net cash provided by financing activities	172,646	32,892
Net increase (decrease) in cash and cash equivalents	45,455	(32,724)
Cash and cash equivalents, beginning of period	71,687	40,437
Cash and cash equivalents, end of period	$117,142	$7,713
Supplemental cash flow information:
Cash paid for interest	$37,428	$38,846
Cash paid (received) for income tax, net of refunds	$2,819	$(46,374)
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
Alon’s refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas, and Paramount, Bakersfield and Long Beach, California (the “California refineries”) and a light sweet crude oil refinery located in Krotz Springs, Louisiana. At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. In Bakersfield, Alon is converting intermediate products into finished products and is not refining crude oil. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three month periods ended June 30, 2011 and 2010, are presented below:

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months ended June 30, 2011
Net sales to external customers	$1,064,185	$147,811	$383,635	$—	$1,595,631
Intersegment sales/purchases	371,735	(94,992)	(276,743)	—	—
Depreciation and amortization	19,583	1,747	3,053	404	24,787
Operating income (loss)	43,854	(13,697)	10,947	(592)	40,512
Total assets	2,040,276	145,066	214,519	15,345	2,415,206
Turnaround, chemical catalyst and capital expenditures	42,172	673	3,149	878	46,872

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months ended June 30, 2010
Net sales to external customers	$481,442	$104,964	$253,955	$—	$840,361
Intersegment sales/purchases	209,889	(52,643)	(157,246)	—	—
Depreciation and amortization	19,881	1,715	3,436	336	25,368
Operating income (loss)	(35,387)	463	7,734	(524)	(27,714)
Total assets	1,767,631	208,652	188,983	17,142	2,182,408
Turnaround, chemical catalyst and capital expenditures	5,737	347	430	393	6,907

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Six Months ended June 30, 2011
Net sales to external customers	$2,312,862	$234,054	$699,819	$—	$3,246,735
Intersegment sales/purchases	622,082	(118,479)	(503,603)	—	—
Depreciation and amortization	39,620	3,477	6,330	807	50,234
Operating income (loss)	123,143	(23,325)	15,170	(1,183)	113,805
Total assets	2,040,276	145,066	214,519	15,345	2,415,206
Turnaround, chemical catalyst and capital expenditures	65,450	1,333	4,494	943	72,220

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Six Months ended June 30, 2010
Net sales to external customers	$767,586	$172,105	$479,983	$—	$1,419,674
Intersegment sales/purchases	406,785	(103,702)	(303,083)	—	—
Depreciation and amortization	40,835	3,432	6,856	567	51,690
Operating income (loss)	(93,905)	(17,716)	5,875	(943)	(106,689)
Total assets	1,767,631	208,652	188,983	17,142	2,182,408
Turnaround, chemical catalyst and capital expenditures	22,058	526	827	808	24,219
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2011, and December 31, 2010, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Six Months ended June 30, 2011
Liabilities:
Commodity contracts (futures and forwards)	$536	$—	$—	$536
Commodity contracts (swaps)	—	2,397	—	2,397
Commodity contracts (call options)	—	31,688	—	31,688
Interest rate swap	—	6,135	—	6,135
Year ended December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$1,214	$—	$—	$1,214
Liabilities:
Commodity contracts (swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876
Interest rate swap	—	7,501	—	7,501

(4)	Derivative Financial Instruments
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of June 30, 2011, Alon had an interest rate swap agreement with a notional amount of $100,000, a remaining period of 18 months and a fixed interest rate of 4.25%. This swap was accounted for as a cash flow hedge.
For cash flow hedges, gains and losses reported in equity are reclassified into interest expense when the forecasted transaction affects income. During the six months ended June 30, 2011 and 2010, Alon recognized in equity unrealized after-tax gains of $887 and $2,352, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from equity into interest expense as a result of the discontinuance of cash flow hedge accounting.
For the six months ended June 30, 2011 and 2010, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery, Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. An after-tax loss of $2,223 for the six months ended June 30, 2010 was reclassified from equity to earnings due to the discontinuance of cash flow hedge accounting. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of June 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(2,397)
Commodity contracts (call options)		—	Accrued liabilities	(29,513)
Commodity contracts (futures and forwards)	Accounts receivable	305	Accrued liabilities	(841)
Commodity contracts (call options)		—	Other non-current liabilities	(2,175)
Total derivatives not designated as hedging instruments		$305		$(34,926)

Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(6,135)
Total derivatives designated as hedging instruments		—		(6,135)
Total derivatives		$305		$(41,061)

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

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2011
Interest rate swap	$444	Interest expense	$(1,020)		$—
Total derivatives	$444		$(1,020)		$—

For the Three Months Ended June 30, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(2,931)		$—
Interest rate swaps	2,049	Interest expense	(3,666)		—
Total derivatives	$2,049		$(6,597)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2011
Interest rate swap	$1,366	Interest expense	$(1,995)		$—
Total derivatives	$1,366		$(1,995)		$—

For the Six Months Ended June 30, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(3,529)		$—
Interest rate swaps	3,618	Interest expense	(7,224)		—
Total derivatives	$3,618		$(10,753)		$—
Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended June 30, 2011
Commodity contracts (futures & forwards)	Cost of sales	$1,122
Commodity contracts (swaps)	Cost of sales	(357)
Commodity contracts (call options)	Other income (loss), net	(4,905)
Total derivatives		$(4,140)

For the Three Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$267
Commodity contracts (swaps)	Cost of sales	$(269)
Commodity contracts (swaps)	Other income (loss), net	(202)
Total derivatives		$(204)

	Gain (Loss) Recognized in Income
	Location	Amount
For the Six Months Ended June 30, 2011
Commodity contracts (futures & forwards)	Cost of sales	$10,759
Commodity contracts (swaps)	Cost of sales	(2,678)
Commodity contracts (call options)	Other income (loss), net	(36,824)
Total derivatives		$(28,743)

For the Six Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$1,740
Commodity contracts (swaps)	Cost of sales	$(375)
Commodity contracts (swaps)	Other income (loss), net	(202)
Total derivatives		$1,163

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventories
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
Carrying value of inventories consisted of the following:

	June 30, 2011	December 31, 2010
Crude oil, refined products, asphalt and blendstocks	$174,650	$60,588
Crude oil inventory consigned to others	60,338	38,445
Materials and supplies	22,127	19,059
Store merchandise	19,265	17,237
Store fuel	7,228	5,721
Total inventories	$283,608	$141,050
Crude oil, refined products, asphalt and blendstock inventories totaled 3,233 thousand barrels and 2,441 thousand barrels as of June 30, 2011 and December 31, 2010, respectively. A reduction of inventory volumes resulted in a liquidation of LIFO inventory layers associated with refined products and asphalt carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $44,340 for the six months ended June 30, 2011. An increase in LIFO inventory associated with crude oil resulted in an increase to cost of sales of $21,372 for the six months ended June 30, 2011.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $104,565 and $115,072 at June 30, 2011 and December 31, 2010, respectively.
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
Alon had 945 thousand barrels and 674 thousand barrels of crude oil consigned to others at June 30, 2011 and December 31, 2010, respectively. Alon recorded liabilities associated with this consigned inventory of $27,034 in accounts payable and $58,099 in other non-current liabilities and $27,034 in accounts payable and $32,433 in other non-current liabilities at June 30, 2011 and December 31, 2010, respectively.
Additionally, Alon recorded accounts receivable of $1,903 and $1,073 at June 30, 2011 and December 31, 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, Alon elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods Alon recorded changes in the fair value of the estimated settlement liability of these contracts through the statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled June 30, 2011, the payment would be in excess of the liabilities recorded by $12,462.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2011	December 31, 2010
Refining facilities	$1,690,097	$1,628,039
Pipelines and terminals	40,737	40,686
Retail	140,198	137,771
Other	18,089	16,773
Property, plant and equipment, gross	1,889,121	1,823,269
Less accumulated depreciation	(377,019)	(334,737)
Property, plant and equipment, net	$1,512,102	$1,488,532
The increase in refining facilities at June 30, 2011 is mainly due to the investment in the integration of the hydrocracker unit in Bakersfield, California.

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2011	December 31, 2010
Deferred turnaround and chemical catalyst cost	$22,260	$23,047
Environmental receivables	16,933	17,426
Deferred debt issuance costs	15,312	16,284
Intangible assets, net	7,659	7,901
Receivable from supply agreements	22,095	5,805
Other, net	14,054	11,072
Total other assets	$98,313	$81,535

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2011	December 31, 2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$18,253	$23,584
Employee costs	11,341	11,571
Commodity contracts	32,751	5,898
Accrued finance charges	10,842	12,246
Environmental accrual	7,349	7,349
Valero earnout liability	2,188	6,562
Other	33,571	21,144
Total accrued liabilities	$116,295	$88,354

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$34,067	$33,157
Environmental accrual (Note 14)	60,425	61,657
Asset retirement obligations	11,212	10,932
Interest rate swap valuations	6,135	7,501
Consignment inventory	58,099	32,433
Commodity contracts	2,175	3,128
Other	23,218	12,168
Total other non-current liabilities	$195,331	$160,976

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Comprehensive Income (Loss)
The following table displays the computation of total comprehensive income (loss):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) before non-controlling interest in income (loss) of subsidiaries	$14,411	$(31,512)	$27,636	$(88,258)
Other comprehensive gain, net of tax:
Unrealized gain on cash flow hedges, net of tax	289	3,178	887	4,575
Total other comprehensive income, net of tax	289	3,178	887	4,575
Comprehensive gain (loss)	14,700	(28,334)	28,523	(83,683)
Comprehensive income (loss) attributable to non-controlling interest	677	(2,117)	837	(5,878)
Comprehensive income (loss) attributable to common stockholders	$14,023	$(26,217)	$27,686	$(77,805)
The following table displays the components of accumulated other comprehensive loss, net of tax.

	June 30, 2011	December 31, 2010
Unrealized losses on cash flow hedges, net of tax	$(4,454)	$(5,341)
Pension and post-employment benefits, net of tax	(16,576)	(16,576)
Accumulated other comprehensive loss, net of tax	$(21,030)	$(21,917)

(8)	Postretirement Benefits
Alon has three defined benefit pension plans covering substantially all of its refining and unbranded marketing segment employees. The benefits are based on years of service and the employee’s final average monthly compensation. Alon’s funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2011 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2010. For the six months ended June 30, 2011 and 2010, Alon contributed $2,340 and $1,940, respectively, to its qualified pension plans.
The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$915	$1,019	$1,829	$2,037
Interest cost	1,035	946	2,070	1,892
Expected return on plan assets	(933)	(905)	(1,866)	(1,810)
Amortization of net loss	448	385	896	771
Net periodic benefit cost	$1,465	$1,445	$2,929	$2,890

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(9)	Indebtedness
Debt consisted of the following:

	June 30, 2011	December 31, 2010
Term loan credit facility	$427,500	$429,750
Revolving credit facilities	327,618	185,120
Senior secured notes	208,315	207,378
Retail credit facilities	110,053	94,057
Total debt	1,073,486	916,305
Less current portion	(136,153)	(11,512)
Total long-term debt	$937,333	$904,793
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
At June 30, 2011, the Alon Brands Term Loan had an outstanding balance of $19,369 (net of unamortized discount). Alon is utilizing the effective interest method to amortize the discount over the life of the facility.
Paramount Petroleum Revolving Credit Facility. Paramount Petroleum Corporation has a $300,000 revolving credit facility (the “Paramount Credit Facility”) that will mature on February 28, 2012. The Paramount Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at June 30, 2011, the margin was 1.75%.
Borrowings of $124,617 which are included in current portion of long-term debt, and $63,120 were outstanding under the Paramount Credit Facility at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, outstanding letters of credit under the Paramount Credit Facility were $60,967 and $1,250, respectively.
Financial Covenants. Alon has certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At June 30, 2011, Alon was in compliance with these covenants.

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
In May 2011, Alon granted awards of 180,000 restricted shares to certain executive officers at a grant date price of $13.53. These May 2011 restricted shares will vest as follows: 50% on May 10, 2012 and 50% on May 10, 2016, assuming continued service at vesting.
Compensation expense for the restricted stock grants amounted to $264 and $19 for the three months ended June 30, 2011 and 2010, respectively, and $276 and $31 for the six months ended June 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. There is no material difference between intrinsic value and fair value under FASB ASC Topic 718-10 for pro forma disclosure purposes.
The following table summarizes the restricted share activity from January 1, 2010:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2010	10,226	$14.67
Granted	10,416	7.20
Vested	(4,473)	16.77
Forfeited	—	—
Nonvested at December 31, 2010	16,169	$9.28
Granted	186,015	13.50
Vested	(7,278)	10.31
Forfeited	—	—
Nonvested at June 30, 2011	194,906	$13.26
As of June 30, 2011, there was $2,298 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.78 years. The fair value of shares vested in 2011 was $88.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $249 for the three months ended June 30, 2011, and is included in selling, general and administrative expenses in the consolidated statements of operations.
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
Compensation expense for the SARs grants amounted to $32 and $97 for the three months ended June 30, 2011 and 2010, respectively, and $274 and $306 for the six months ended June 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	2000 Incentive Stock Compensation Plan
On August 1, 2000, Alon Assets, Inc. (“Alon Assets”) and Alon USA Operating, Inc. (“Alon Operating”), majority owned, consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. All stock options have been exercised during the three months ended March 31, 2011. There was no compensation expense recognized under this plan during 2011. Total compensation expense recognized under this plan was $13 for the six months ended June 30, 2010 and is included in selling, general and administrative expenses in the consolidated statements of operations.
The following table summarizes the stock option activity for Alon Assets and Alon Operating for the six months ended June 30, 2011, and for the year ended December 31, 2010:

	Alon Assets		Alon Operating
	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,793	$100	1,049	$100
Granted	—	—	—	—
Exercised	(2,187)	100	(822)	100
Forfeited and expired	—	—	—	—
Outstanding at December 31, 2010	606	$100	227	$100
Granted	—	—	—	—
Exercised	(606)	100	(227)	100
Forfeited and expired	—	—	—	—
Outstanding at June 30, 2011	—	$—	—	$—
The intrinsic value of total options exercised in 2011 was $471.

(11)	Stockholders’ Equity (per share in dollars)
Common Stock Dividends. On June 15, 2011, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on June 1, 2011.
Warrants. In conjunction with the issuance of the Alon Brands Term Loans, Alon issued 3,092,783 warrants to purchase shares of Alon USA Energy, Inc. common stock at an initial exercise price per share of $9.70. The warrants are exercisable in whole or in part until March 2016, five years from the date of issuance.
Standby Equity Distribution Agreement. In January 2011, Alon entered into a Standby Equity Distribution Agreement (the "SEDA”) with YA Global Master SPV Ltd. ("YA Global”) to purchase up to $25,000 of Alon USA Energy, Inc. common stock ("Common Stock"). At any time during the effective period of the agreement, Alon may require YA Global to purchase shares of Common Stock by delivering an advance notice (as provided for in the SEDA) to YA Global. The purchase price of the Common Stock is 98.5% of the market price during the five consecutive trading days after the receipt of the advance notice is provided to YA Global. In no event shall the number of shares of Common Stock owned by YA Global and its affiliates exceed 4.99% of the outstanding Common Stock at that time. The SEDA automatically terminates in January 2013. During the first six months of 2011, Alon sold Common Stock with total proceeds of $11,900.

(12)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings per share include the dilutive effect of SARs using the treasury stock method and the dilutive effect of convertible preferred shares, warrants and granted restricted stock units using the if-converted method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2011 and 2010, is as follows:

	For the Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders	$13,734	$(29,259)	$26,799	$(82,201)
Average number of shares of common stock outstanding	55,533	54,164	55,041	54,162
Dilutive SARs, RSUs, convertible preferred stock and warrants	5,984	—	5,959	—
Average number of shares of common stock outstanding assuming dilution	61,517	54,164	61,000	54,162
Income (loss) per share – basic	$0.25	$(0.54)	$0.49	$(1.52)
Income (loss) per share – diluted	$0.22	$(0.54)	$0.44	$(1.52)

(13)	Related-Party Transactions
Alon Brands Term Loans
In March 2011, Alon Brands issued $12,000 five-year unsecured notes to certain shareholders of Alon Israel and their affiliates as part of the Alon Brands Term Loans. The notes will mature in March 2016. The shareholders have the right to request that principal payments of the loan will be paid in four equal, consecutive annual payments, starting in March 2013. Otherwise, the principal amount will be paid at the maturity date in March 2016.
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
Alon has accrued environmental remediation obligations of $67,774 ($7,349 current payable and $60,425 non-current liability) at June 30, 2011, and $69,006 ($7,349 current payable and $61,657 non-current liability) at December 31, 2010.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded a current receivable of $2,675 and a non-current receivable of $14,205, and a current receivable of $2,675 and a non-current receivable of $14,386 at June 30, 2011 and December 31, 2010, respectively.
Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,323 and a non-current receivable of $2,728, and a current receivable of $1,323 and a non-current receivable of $3,039 at June 30, 2011 and December 31, 2010, respectively.

(15)	Subsequent Event
Dividend Declared
On August 2, 2011, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on September 1, 2011, to stockholders of record at the close of business on September 15, 2011.

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

•
changes in the spread between West Texas Intermediate ("WTI") crude oil and Light Louisiana Sweet and Heavy Louisiana Sweet crude oils, as well as the spread between California crudes such as Buena Vista and WTI;

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
Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Long Beach, Bakersfield and Paramount refineries together as our “California refineries.” The refineries in our refining and unbranded marketing segment have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States. In Bakersfield, we are converting intermediate products into finished products and are not refining crude oil.
We market transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because we supply our retail convenience stores, branded and unbranded distributors in this region with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
We market refined products produced from our California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. We started up the hydrocracker unit in Bakersfield in late June 2011 and began processing vacuum gas oil produced at our other California refineries.
The Krotz Springs refinery's processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils. We market refined products from Krotz Springs to wholesale distributors, other refiners, and third parties. The refinery’s location provides access to upriver markets on the Mississippi and Ohio Rivers and its docking facilities along the Atchafalaya River allow barge access. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the Southern and Eastern United States.
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
Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 304 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and FINA brand names. Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business is supplied by our Big Spring refinery. In 2011, approximately 90% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
We market gasoline and diesel under the FINA brand name through a network of approximately 640 locations, including our convenience stores. Approximately 55% of the gasoline and 20% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the FINA brand name and provides credit card processing services to approximately 245 licensed locations that are not under fuel supply agreements with us.

Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2011 was $40.5 million, compared to an operating loss of $(27.7) million in the same period last year. Our operational and financial highlights for the second quarter of 2011 include the following:

•
Combined refinery throughput for the second quarter of 2011, averaged 134,858 bpd, consisting of 63,715 bpd at the Big Spring refinery, 24,044 bpd at the California refineries and 47,099 bpd at the Krotz Springs refinery, where throughput was reduced due to flooding in Louisiana and the impact on crude oil supply to the refinery, compared to a combined average throughput of 84,178 bpd for second quarter of 2010, consisting of 42,775 bpd at the Big Spring refinery, 19,443 bpd at the California refineries and 21,960 bpd at the Krotz Springs refinery which was restarted in June 2010 after a major turnaround.

•
Operating margin at the Big Spring refinery was $19.65 per barrel for the second quarter of 2011, compared to $9.58 per barrel for the same period in 2010. The increase is due to higher Gulf Coast 3/2/1 crack spreads, improved operating efficiencies at higher throughputs and a widening of the sweet/sour differentials.

•
Operating margin at the California refineries was $(0.75) per barrel for the second quarter of 2011, compared to $2.87 per barrel for the same period in 2010. This decrease reflects the ramp up of operations following the restart of the refinery in late March 2011. Additionally, the higher West Coast 3/2/1 crack spreads were offset by the Buena Vista crude spread above WTI.

•
Operating margin at the Krotz Springs refinery was $3.39 per barrel for the second quarter of 2011, compared to $(1.95) per barrel for the same period in 2010. The Krotz Springs refinery restarted operations in June 2010 after being down for the first five months of 2010 for a major turnaround. Additionally, the increase in the Gulf Coast 2/1/1 high sulfur diesel crack spread slightly more than offset the LLS increase over WTI crude.

•
The average sweet/sour spread for the second quarter of 2011 was $2.54 per barrel compared to $1.82 per barrel for the same period in 2010. The average LLS to WTI spread for the second quarter of 2011 was $16.09 per barrel compared to $4.41 per barrel for the same period in 2010. The average WTI to Buena Vista spread for the second quarter of 2011 was $(10.75) per barrel compared to $2.29 per barrel for the same period in 2010.

•
Asphalt margins in the second quarter of 2011 were $1.35 per ton compared to $67.12 per ton in the second quarter of 2010. This decrease was due primarily to higher crude oil costs without having the ability to increase asphalt sales prices accordingly. The average blended asphalt sales price increased 15.0% from $485.15 per ton in the second quarter of 2010 to $557.83 per ton in the second quarter of 2011 and the average non-blended asphalt sales price decreased 7.5% from $378.25 per ton in the second quarter of 2010 to $349.95 per ton in the second quarter of 2011. The price of WTI crude increased 31.8% from $77.74 per barrel in the second quarter of 2010 to $102.43 per barrel in the second quarter of 2011.

•
Retail fuel sales gallons increased by 8.8% from 35.4 million gallons in the second quarter of 2010 to 38.5 million gallons in the second quarter of 2011. Our branded fuel sales increased by 22.0% from 74.9 million gallons in the second quarter of 2010 to 91.4 million gallons in the second quarter of 2011. Operating income for our retail and branded marketing segment was $10.9 million for the second quarter of 2011 compared to an operating income of $7.7 million for the same period in 2010.

•	On June 15, 2011, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on June 1, 2011.
Major Influences on Results of Operations
Refining and Unbranded Marketing. Earnings and cash flow from our refining and unbranded marketing segment are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of the refined products we ultimately sell depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices, that affect our earnings.
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
The Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of the Krotz Springs refinery's crude oil input. This input is comprised of Heavy Louisiana Sweet, or HLS crude oil, and Light Louisiana Sweet, or LLS crude oil. We measure the cost of refining these lighter sweet crude oils by calculating the difference between the average value of LLS crude oil (which also approximates the value of HLS crude oil) to the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our Krotz Springs refinery.
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
Factors Affecting Comparability
Our financial condition and operating results over the six months ended June 30, 2011 and 2010, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Throughput at the Big Spring refinery was higher over the six months ended June 30, 2011, after we implemented new operating procedures. The California refineries were shut down for most of the first quarter of 2011 to redeploy resources for the integration of the Bakersfield hydrocracker unit acquired in June 2010. Crude throughput was reduced at the Krotz Springs refinery during the second quarter of 2011 due to the flooding in Louisiana and its impact on crude oil supply to the refinery. Additionally, the Krotz Springs refinery was shut down during November 2009 for a scheduled turnaround and remained down until its restart in June 2010.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2011 and 2010. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2010 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,595,631	$840,361	$3,246,735	$1,419,674
Operating costs and expenses:
Cost of sales	1,429,452	751,075	2,890,575	1,289,790
Direct operating expenses	62,215	62,924	119,138	124,368
Selling, general and administrative expenses (2)	38,585	29,182	72,915	60,989
Depreciation and amortization (3)	24,787	25,368	50,234	51,690
Total operating costs and expenses	1,555,039	868,549	3,132,862	1,526,837
Gain (loss) on disposition of assets	(80)	474	(68)	474
Operating income (loss)	40,512	(27,714)	113,805	(106,689)
Interest expense (4)	(20,758)	(21,735)	(41,198)	(48,320)
Equity earnings of investees	2,015	1,209	1,770	1,106
Other income (loss), net (5)	(4,880)	(365)	(36,793)	13,839
Income (loss) before income tax expense (benefit) and non-controlling interest in income (loss) of subsidiaries	16,889	(48,605)	37,584	(140,064)
Income tax expense (benefit)	2,478	(17,093)	9,948	(51,806)
Income (loss) before non-controlling interest in income (loss) of subsidiaries	14,411	(31,512)	27,636	(88,258)
Non-controlling interest in income (loss) of subsidiaries	677	(2,253)	837	(6,057)
Net income (loss) available to common stockholders	$13,734	$(29,259)	$26,799	$(82,201)
Income (loss) per share, basic	$0.25	$(0.54)	$0.49	$(1.52)
Weighted average shares outstanding, basic (in thousands)	55,533	54,164	55,041	54,162
Income (loss) per share, diluted	$0.22	$(0.54)	$0.44	$(1.52)
Weighted average shares outstanding, diluted (in thousands)	61,517	54,164	61,000	54,162
Cash dividends per share	$0.04	$0.04	$0.08	$0.08
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(75,497)	$(20,581)	$(51,116)	$(61,560)
Investing activities	(51,053)	2,275	(76,075)	(4,056)
Financing activities	124,247	18,459	172,646	32,892
OTHER DATA:
Adjusted EBITDA (6)	62,514	(1,976)	129,084	(40,528)
Capital expenditures (7)	42,795	5,385	67,958	12,688
Capital expenditures for turnaround and chemical catalyst	4,077	1,522	4,262	11,531

	June 30, 2011	December 31, 2010
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	117,142	71,687
Working capital	79,397	990
Total assets	2,415,206	2,088,521
Total debt	1,073,486	916,305
Total equity	388,359	341,767

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $15,193 and $13,531 for the three months ended June 30, 2011 and 2010, respectively, and $29,411 and $26,317 for the six months ended June 30, 2011 and 2010, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $188 and $188 for the three months ended June 30, 2011 and 2010, respectively, and $376 and $376 for the six months ended June 30, 2011 and 2010, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $404 and $336 for the three months ended June 30, 2011 and 2010, respectively, and $807 and $567 for the six months ended June 30, 2011 and 2010, respectively, which are not allocated to our three operating segments.

(4)
Interest expense of $48,320 for the six months ended June 30, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility.

(5)
Other income (loss), net for the three and six months ended June 30, 2011 is substantially the loss on heating oil crack spread contracts. Other income (loss), net for the six months ended June 30, 2010 substantially represents the gain from the sale of our investment in Holly Energy Partners.

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

The following table reconciles net income (loss) available to common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income (loss) available to common stockholders	$13,734	$(29,259)	$26,799	$(82,201)
Non-controlling interest in income (loss) of subsidiaries	677	(2,253)	837	(6,057)
Income tax expense (benefit)	2,478	(17,093)	9,948	(51,806)
Interest expense	20,758	21,735	41,198	48,320
Depreciation and amortization	24,787	25,368	50,234	51,690
(Gain) loss on disposition of assets	80	(474)	68	(474)
Adjusted EBITDA	$62,514	$(1,976)	$129,084	$(40,528)
Adjusted EBITDA does not exclude loss on heating oil crack spread contracts of $4,905 and $36,824 for the three and six months ended June 30, 2011, respectively.

(7)
Includes corporate capital expenditures of $878 and $393 for the three months ended June 30, 2011 and 2010, respectively, and $943 and $808 for the six months ended June 30, 2011 and 2010, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,435,920	$691,331	$2,934,944	$1,174,371
Operating costs and expenses:
Cost of sales	1,310,471	651,470	2,655,492	1,115,334
Direct operating expenses	50,994	51,493	97,943	101,845
Selling, general and administrative expenses	11,029	3,874	18,757	10,262
Depreciation and amortization	19,583	19,881	39,620	40,835
Total operating costs and expenses	1,392,077	726,718	2,811,812	1,268,276
Gain on disposition of assets	11	—	11	—
Operating income (loss)	$43,854	$(35,387)	$123,143	$(93,905)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$19.65	$9.58	$19.58	$7.26
Refinery operating margin – CA Refineries (2)	(0.75)	2.87	(5.48)	1.29
Refinery operating margin – Krotz Springs (2)	3.39	(1.95)	4.40	(1.48)
Refinery direct operating expense – Big Spring (3)	4.40	5.78	4.27	6.18
Refinery direct operating expense – CA Refineries (3)	2.91	7.46	4.41	8.12
Refinery direct operating expense – Krotz Springs (3)	4.02	7.69	3.31	12.96
Capital expenditures	38,095	4,215	61,188	10,527
Capital expenditures for turnaround and chemical catalyst	4,077	1,522	4,262	11,531
PRICING STATISTICS:
WTI crude oil (per barrel)	$102.43	$77.74	$98.30	$78.24
WTS crude oil (per barrel)	99.89	75.92	94.99	76.39
Buena Vista crude oil (per barrel)	113.18	75.45	106.28	76.25
HLS crude oil (per barrel)	117.99	81.22	112.29	80.03
LLS crude oil (per barrel)	118.52	82.15	112.88	81.06
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$24.07	$9.75	$21.10	$8.43
West Coast	28.82	15.47	26.71	12.81
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$23.43	$8.92	$20.92	$7.59
Crude oil differentials (per barrel):
WTI less WTS	$2.54	$1.82	$3.31	$1.85
LLS less WTI	16.09	4.41	14.58	2.82
WTI less Buena Vista	(10.75)	2.29	(7.98)	1.99
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.976	$2.053	$2.787	$2.046
Gulf Coast ultra-low sulfur diesel	3.083	2.143	2.955	2.098
Gulf Coast high sulfur diesel	3.017	2.074	2.890	2.041
West Coast LA CARBOB (unleaded gasoline)	3.090	2.231	2.939	2.184
West Coast LA ultra-low sulfur diesel	3.195	2.196	3.052	2.136
Natural gas (per MMBTU)	4.38	4.35	4.29	4.66

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	51,473	80.7	31,776	74.3	51,797	82.3	33,865	79.2
Sweet crude	10,487	16.5	7,839	18.3	9,498	15.1	6,556	15.3
Blendstocks	1,755	2.8	3,160	7.4	1,657	2.6	2,358	5.5
Total refinery throughput (4)	63,715	100.0	42,775	100.0	62,952	100.0	42,779	100.0
Refinery production:
Gasoline	29,725	46.8	22,675	53.6	30,047	48.0	21,652	51.3
Diesel/jet	20,570	32.4	12,654	29.9	20,281	32.4	13,195	31.3
Asphalt	4,554	7.2	2,346	5.5	4,448	7.1	2,353	5.6
Petrochemicals	3,749	5.9	2,576	6.1	3,786	6.0	2,300	5.4
Other	4,921	7.7	2,056	4.9	4,048	6.5	2,722	6.4
Total refinery production (5)	63,519	100.0	42,307	100.0	62,610	100.0	42,222	100.0
Refinery utilization (6)		88.5%		56.6%		87.6%		60.5%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	4,401	18.3	3,448	17.7	2,227	18.0	3,775	20.0
Heavy crude	19,418	80.8	15,597	80.3	10,020	81.1	14,674	77.8
Blendstocks	225	0.9	398	2.0	113	0.9	408	2.2
Total refinery throughput (4)	24,044	100.0	19,443	100.0	12,360	100.0	18,857	100.0
Refinery production:
Gasoline	2,961	12.5	2,783	14.7	1,512	12.5	2,626	14.3
Diesel/jet	5,707	24.1	4,060	21.4	2,904	23.9	3,717	20.3
Asphalt	8,184	34.6	6,516	34.3	4,188	34.5	6,341	34.6
Light unfinished	—	—	—	—	—	—	—	—
Heavy unfinished	6,202	26.2	5,212	27.4	3,225	26.6	5,235	28.6
Other	607	2.6	423	2.2	306	2.5	408	2.2
Total refinery production (5)	23,661	100.0%	18,994	100.0%	12,135	100.0	18,327	100.0
Refinery utilization (6)		32.9%		26.3%		16.9%		25.4%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	29,207	62.0	10,358	47.2	41,003	68.1	5,208	47.2
Heavy sweet crude	16,707	35.5	10,693	48.7	17,958	29.8	5,376	48.7
Blendstocks	1,185	2.5	909	4.1	1,244	2.1	457	4.1
Total refinery throughput (4)	47,099	100.0	21,960	100.0	60,205	100.0	11,041	100.0
Refinery production:
Gasoline	19,185	40.6	8,427	38.6	25,147	41.7	4,237	38.6
Diesel/jet	21,282	45.0	9,098	41.7	27,876	46.2	4,575	41.7
Heavy Oils	3,232	6.8	2,809	12.9	2,449	4.1	1,412	12.9
Other	3,574	7.6	1,485	6.8	4,853	8.0	746	6.8
Total refinery production (5)	47,273	100.0	21,819	100.0	60,325	100.0	10,970	100.0
Refinery utilization (6)		72.3%		25.3%		80.5%		12.7%

(1)
Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventory adjustments related to acquisitions) attributable to each refinery by the refinery's throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. The refinery operating margin for the six months ended June 30, 2011, excludes a benefit from inventory reductions of $22,460. There were unrealized hedging losses of $1,375 and $1,773 for the three and six months ended June 30, 2011, respectively, related to the California refineries. The refinery operating margin for the three and six months ended June 30, 2010, excludes a benefit of $1,400 to cost of sales for inventory adjustments related to the Bakersfield refinery acquisition.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes. Direct operating expenses related to the Bakersfield refinery for the three and six months ended June 30, 2011 of $1,844 and $3,356, respectively, and $410 for the three and six months ended June 30, 2010, respectively, have been excluded from the per barrel measurement calculation.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The throughput data of the California refineries for the six months ended June 30, 2011, reflects substantially three months of operations beginning in late March 2011 due to the integration of the Bakersfield hydrocracker unit. The throughput data of the Krotz Springs refinery for the three and six months ended June 30, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery. The throughput data of the Krotz Springs refinery for the three and six months ended June 30, 2010, reflects substantially one month of operations in June 2010 due to the restart after major turnaround activity.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Gasoline yield production at the Big Spring refinery for the three months ended June 30, 2011 was impacted by maintenance work on the fluid catalytic cracking unit.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$147,811	$104,964	$234,054	$172,105
Operating costs and expenses:
Cost of sales (1)	147,432	90,264	230,184	161,709
Direct operating expenses	11,221	11,431	21,195	22,523
Selling, general and administrative expenses	1,108	1,091	2,523	2,157
Depreciation and amortization	1,747	1,715	3,477	3,432
Total operating costs and expenses	161,508	104,501	257,379	189,821
Operating income (loss)	$(13,697)	$463	$(23,325)	$(17,716)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	238	207	376	336
Non-blended asphalt sales volume (tons in thousands) (3)	43	12	97	34
Blended asphalt sales price per ton (2)	$557.83	$485.15	$539.01	$476.85
Non-blended asphalt sales price per ton (3)	349.95	378.25	323.58	349.50
Asphalt margin per ton (4)	1.35	67.12	8.18	28.10
Capital expenditures	$673	$347	$1,333	$526

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

RETAIL AND BRANDED MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$383,635	$253,955	$699,819	$479,983
Operating costs and expenses:
Cost of sales (2)	343,284	219,230	626,981	419,532
Selling, general and administrative expenses	26,260	24,029	51,259	48,194
Depreciation and amortization	3,053	3,436	6,330	6,856
Total operating costs and expenses	372,597	246,695	684,570	474,582
Gain (loss) on disposition of assets	(91)	474	(79)	474
Operating income	$10,947	$7,734	$15,170	$5,875
KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	91,371	74,852	176,941	145,321
Branded fuel margin (cents per gallon) (3)	5.6	6.4	4.7	5.3
Number of stores (end of period)	304	306	304	306
Retail fuel sales (thousands of gallons)	38,507	35,408	75,162	68,122
Retail fuel sales (thousands of gallons per site per month)	42	39	41	37
Retail fuel margin (cents per gallon) (4)	19.5	14.1	17.1	11.7
Retail fuel sales price (dollars per gallon) (5)	$3.68	$2.74	$3.44	$2.69
Merchandise sales	$78,445	$73,247	$146,446	$136,728
Merchandise sales (per site per month)	$86	$80	$80	$74
Merchandise margin (6)	33.5%	32.6%	33.3%	31.4%
Capital expenditures	$3,149	$430	$4,494	$827

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $15,193 and $13,531 for the three months ended June 30, 2011 and 2010, respectively, and $29,411 and $26,317 for the six months ended June 30, 2011 and 2010, respectively. Includes net royalty and related net credit card fees of $1,493 and $1,046 for the three months ended June 30, 2011 and 2010, respectively, and $2,912 and $1,819 for the six months ended June 30, 2011 and 2010, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and unbranded marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)
Branded fuel sales represent branded fuel sales to our wholesale marketing customers that are primarily supplied by the Big Spring refinery. The branded fuels that are not supplied by the Big Spring refinery are obtained from third-party suppliers. The branded fuel margin represents the margin between the net sales and cost of sales attributable to our branded fuel sales volume, expressed on a cents-per-gallon basis.

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

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Net Sales
Consolidated. Net sales for the three months ended June 30, 2011, were $1,595.6 million, compared to $840.4 million for the three months ended June 30, 2010, an increase of $755.2 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our retail and branded marketing segment and higher refined product prices.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,435.9 million for the three months ended June 30, 2011, compared to $691.3 million for the three months ended June 30, 2010, an increase of $744.6 million. The increase was due to higher refined product prices and higher refinery throughput in the three months ended June 30, 2011 compared to the same period last year.
Combined refinery throughput for the three months ended June 30, 2011, averaged 134,858 bpd, consisting of 63,715 bpd at the Big Spring refinery, 24,044 bpd at the California refineries and 47,099 bpd at the Krotz Springs refinery, where throughput was reduced due to flooding in Louisiana and the impact on crude oil supply to the refinery, compared to a combined average throughput of 84,178 bpd for the three months ended June 30, 2010, consisting of 42,775 bpd at the Big Spring refinery, 19,443 bpd at the California refineries and 21,960 bpd at the Krotz Springs refinery. During the three months ended June 30, 2010, the Krotz Springs refinery was shut down for major turnaround activity and restarted in June 2010.
The increase in refined product prices that our refineries experienced resembled the price increases experienced in each refinery’s respective markets. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2011, increased $0.93, or 45.4%, to $2.98, compared to $2.05 for the three months ended June 30, 2010. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2011, increased $0.94, or 43.9%, to $3.08, compared to $2.14 for the three months ended June 30, 2010. The average per gallon price of West Coast LA CARBOB gasoline for the three months ended June 30, 2011, increased $0.86, or 38.6%, to $3.09, compared to $2.23 for the three months ended June 30, 2010. The average per gallon price of West Coast LA ultra-low sulfur diesel for the three months ended June 30, 2011, increased $1.00, or 45.5%, to $3.20, compared to $2.20 for the three months ended June 30, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2011, increased $0.95, or 45.9%, to $3.02, compared to $2.07 for the three months ended June 30, 2010.
Asphalt Segment. Net sales for our asphalt segment were $147.8 million for the three months ended June 30, 2011, compared to $105.0 million for the three months ended June 30, 2010, an increase of $42.8 million or 40.8%. The increase was due primarily to an increase in asphalt sales volumes for the three months ended June 30, 2011. The asphalt volume increased 28.3% from 219 thousand tons for the three months ended June 30, 2010, to 281 thousand tons for the three months ended June 30, 2011.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $383.6 million for the three months ended June 30, 2011, compared to $254.0 million for the three months ended June 30, 2010, an increase of $129.6 million or 51.0%. This increase was primarily attributable to increases in motor fuel sales volumes and prices and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $1,429.5 million for the three months ended June 30, 2011, compared to $751.1 million for the three months ended June 30, 2010, an increase of $678.4 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our retail and branded marketing segment and higher crude oil prices.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $1,310.5 million for the three months ended June 30, 2011, compared to $651.5 million for the three months ended June 30, 2010, an increase of $659.0 million. This increase was primarily due to increased refinery throughput as well as an increase in the cost of crude oil used by our refineries. The average price per barrel of WTI for the three months ended June 30, 2011, increased $24.69 per barrel to an average of $102.43 per barrel, compared to an average of $77.74 per barrel for the three months ended June 30, 2010, an increase of 31.8%.
Asphalt Segment. Cost of sales for our asphalt segment were $147.4 million for the three months ended June 30, 2011, compared to $90.3 million for the three months ended June 30, 2010, an increase of $57.1 million or 63.2%. The increase was due primarily to higher asphalt sales volumes and higher crude oil costs for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $343.3 million for the three months ended June 30, 2011, compared to $219.2 million for the three months ended June 30, 2010, an increase of $124.1 million or 56.6%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $62.2 million for the three months ended June 30, 2011, compared to $62.9 million for the three months ended June 30, 2010, a decrease of $0.7 million or 1.1%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended June 30, 2011, were $51.0 million, compared to $51.5 million for the three months ended June 30, 2010, a decrease of $0.5 million or 1.0%.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2011, were $11.2 million, compared to $11.4 million for the three months ended June 30, 2010, a decrease of $0.2 million or 1.8%.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended June 30, 2011, were $38.6 million, compared to $29.2 million for the three months ended June 30, 2010, an increase of $9.4 million or 32.2%, primarily due to higher employee related costs and higher advertising and marketing costs for the three months ended June 30, 2011.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended June 30, 2011, were $11.0 million, compared to $3.9 million for the three months ended June 30, 2010, an increase of $7.1 million. The increase was primarily due to increased employee related costs for the three months ended June 30, 2011 and $2.5 million related to net bad debt recoveries and an insurance premium refund in the three months ended June 30, 2010.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2011, were $1.1 million, compared to $1.1 million for the three months ended June 30, 2010.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended June 30, 2011 were $26.3 million, compared to $24.0 million for the three months ended June 30, 2010, an increase of $2.3 million or 9.6%. The increase was primarily attributable to higher advertising and marketing costs for the three months ended June 30, 2011.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2011, was $24.8 million, compared to $25.4 million for the three months ended June 30, 2010, a decrease of $0.6 million or 2.4%.
Operating Income (Loss)
Consolidated. Operating income (loss) for the three months ended June 30, 2011, was $40.5 million, compared to$(27.7) million for the three months ended June 30, 2010, an increase of $68.2 million. This increase was primarily due to higher refinery margins and throughput, higher retail fuel sales volumes and margins and increased merchandise sales and margins.
Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was $43.9 million for the three months ended June 30, 2011, compared to $(35.4) million for the three months ended June 30, 2010, an increase of $79.3 million. This increase was primarily due to higher refinery operating margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $19.65 per barrel for the three months ended June 30, 2011, compared to $9.58 per barrel for the three months ended June 30, 2010. The increase is due to higher Gulf Coast 3/2/1 crack spreads, improved operating efficiencies at higher throughputs and a widening of the sweet/sour differentials. The average Gulf Coast 3/2/1 crack spread increased 146.9% to $24.07 per barrel for the three months ended June 30, 2011, compared to $9.75 per barrel for the three months ended June 30, 2010. Refinery operating margin at the California refineries was $(0.75) per barrel for the three months ended June 30, 2011 compared to $2.87 per barrel for the three months ended June 30, 2010. This decrease reflects the ramp up of operations following the restart of the refinery in late March. The West Coast 3/2/1 average crack spreads increased 86.3% to $28.82 per barrel for the three months ended June 30, 2011, compared to $15.47 per barrel for the three months ended June 30, 2010. The Krotz Springs refinery operating margin for the three months ended June 30, 2011, was $3.39 per barrel compared to $(1.95) per barrel for the three months ended June 30, 2010. The Krotz Springs refinery restarted operations in June 2010 after being down for the first five months of 2010 for a major turnaround.

The increases in refining margins at our Big Spring refinery was in part due to improvements in the sweet/sour differential. The sweet/sour differential increased 39.6% to $2.54 per barrel for the three months ended June 30, 2011, compared to $1.82 per barrel for the three months ended June 30, 2010. The refining margins at our California refineries were affected by a widening of the WTI to Buena Vista spread. The WTI to Buena Vista spread increased $13.04 per barrel to $(10.75) for the three months ended June 30, 2011 compared to $2.29 per barrel for the three months ended June 30, 2010. The refining margins at our Krotz Springs refinery were affected by a widening of the LLS to WTI spread. The LLS to WTI spread increased $11.68 per barrel to $16.09 per barrel for the three months ended June 30, 2011, compared to $4.41 for the three months ended June 30, 2010.
Asphalt Segment.    Operating income (loss) for our asphalt segment was $(13.7) million for the three months ended June 30, 2011, compared to $0.5 million for the three months ended June 30, 2010, a decrease of $14.2 million. The decrease was primarily due to the decrease in asphalt sales margins resulting from the greater increase in crude oil prices relative to the increase in our asphalt sales prices.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $10.9 million for the three months ended June 30, 2011, compared to $7.7 million for the three months ended June 30, 2010, an increase of $3.2 million or 41.6%. This increase was primarily due to higher retail fuel sales volumes and margins and higher merchandise sales and margins.
Interest Expense
Interest expense was $20.8 million for the three months ended June 30, 2011, compared to $21.7 million for the three months ended June 30, 2010, a decrease of $0.9 million, or 4.1%.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $2.5 million for the three months ended June 30, 2011, compared to $(17.1) million for the three months ended June 30, 2010. The increase resulted from our higher pre-tax income in the second quarter of 2011, compared to the second quarter of 2010, and a decrease in the effective tax rate. Our effective tax rate was 14.7% for the second quarter of 2011, compared to an effective tax rate of 35.2% for the second quarter of 2010. The lower effective tax rate in the second quarter of 2011 was from the true-up of prior year income taxes.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
Non-controlling interest in income (loss) of subsidiaries represents the proportional share of net loss related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Non-controlling interest in income (loss) of subsidiaries was $0.7 million for the three months ended June 30, 2011, compared to $(2.3) million for the three months ended June 30, 2010, an increase of $3.0 million.
Net Income (Loss) Available to Common Stockholders
Net income (loss) available to common stockholders was $13.7 million for the three months ended June 30, 2011, compared to $(29.3) million for the three months ended June 30, 2010, an increase of $43.0 million. This increase was attributable to the factors discussed above.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Net Sales
Consolidated. Net sales for the six months ended June 30, 2011 were $3,246.7 million, compared to $1,419.7 million for the six months ended June 30, 2010, an increase of $1,827.0 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our retail and branded marketing segment and higher refined product prices.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $2,934.9 million for the six months ended June 30, 2011, compared to $1,174.4 million for the six months ended June 30, 2010, an increase of $1,760.5 million. The increase was due to higher refined product prices and higher refinery throughput in the six months ended June 30, 2011 compared to the same period last year.
Combined refinery throughput for the six months ended June 30, 2011, averaged 135,517 bpd, consisting of 62,952 bpd at the Big Spring refinery, 12,360 bpd at the California refineries and 60,205 bpd at the Krotz Springs refinery, where throughput was reduced due to flooding in Louisiana and the impact on crude oil supply to the refinery, compared to a combined average throughput of 72,677 bpd for the three months ended June 30, 2010, consisting of 42,779 bpd at the Big

Spring refinery, 18,857 bpd at the California refineries and 11,041 bpd at the Krotz Springs refinery. During the six months ended June 30, 2010, the Krotz Springs refinery was shut down for major turnaround activity and restarted in June 2010. The California refineries were shut down for the first three months of 2011 for the integration of the Bakersfield hydrocracker unit.
The increase in refined product prices that our refineries experienced resembled the price increases experienced in each refinery's respective markets. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2011 increased $0.74, or 36.1%, to $2.79, compared to $2.05 for the six months ended June 30, 2010. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the six months ended June 30, 2011 increased $0.86, or 41.0%, to $2.96, compared to $2.10 for the six months ended June 30, 2010. The average per gallon price of West Coast LA CARBOB gasoline for the six months ended June 30, 2011 increased $0.76, or 34.9%, to $2.94, compared to $2.18 for the six months ended June 30, 2010. The average price per gallon of West Coast LA ultra low-sulfur diesel for the six months ended June 30, 2011 increased $0.91, or 42.5%, to $3.05, compared to $2.14 for the six months ended June 30, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the six months ended June 30, 2011, increased $0.85, or 41.7%, to $2.89, compared to $2.04 for the six months ended June 30, 2010.
Asphalt Segment. Net sales for our asphalt segment were $234.1 million for the six months ended June 30, 2011, compared to $172.1 million for the six months ended June 30, 2010, an increase of $62.0 million or 36.0%. The increase was due primarily to an increase in asphalt sales volumes and higher asphalt sales price for our blended asphalt product for the six months ended June 30, 2011. For the six months ended June 30, 2011, the asphalt volume increased 27.8% from 370 tons for the six months ended June 30, 2010, to 473 tons for the six months ended June 30, 2011. For the six months ended June 30, 2011, the average blended asphalt sales price increased 13.0% from $476.85 per ton for the six months ended June 30, 2010, to $539.01 per ton for the six months ended June 30, 2011, and the average non-blended asphalt sales price decreased 7.4% from $349.50 per ton for the six months ended June 30, 2010, to $323.58 per ton for the six months ended June 30, 2011.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $699.8 million for the six months ended June 30, 2011 compared to $480.0 million for the six months ended June 30, 2010, an increase of $219.8 million or 45.8%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise sales.
Cost of Sales
Consolidated. Cost of sales was $2,890.6 million for the six months ended June 30, 2011, compared to $1,289.8 million for the six months ended June 30, 2010, an increase of $1,600.8 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our retail and branded marketing segment and higher crude oil prices.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $2,655.5 million for the six months ended June 30, 2011, compared to $1,115.3 million for the six months ended June 30, 2010, an increase of $1,540.2 million. This increase was primarily due to increased refinery throughput as well as an increase in the cost of crude oil used by our refineries. The average price per barrel of WTI for the six months ended June 30, 2011, increased $20.06 per barrel to an average of $98.30 per barrel, compared to an average of $78.24 per barrel for the six months ended June 30, 2010, an increase of 25.6%.
Asphalt Segment. Cost of sales for our asphalt segment were $230.2 million for the six months ended June 30, 2011, compared to $161.7 million for the six months ended June 30, 2010, an increase of $68.5 million or 42.4%. The increase was due to higher asphalt sales volumes and higher crude oil costs for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $627.0 million for the six months ended June 30, 2011, compared to $419.5 million for the six months ended June 30, 2010, an increase of $207.5 million or 49.5%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $119.1 million for the six months ended June 30, 2011, compared to $124.4 million for the six months ended June 30, 2010, a decrease of $5.3 million or 4.3%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the six months ended June 30, 2011 were $97.9 million, compared to $101.8 million for the six months ended June 30, 2010, a decrease of $3.9 million or 3.8%. This decrease was primarily due decreases in the cost of natural gas for the six months ended June 30, 2011, compared to the same period in 2010.

Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2011, were $21.2 million, compared to $22.5 million for the six months ended June 30, 2010, a decrease of $1.3 million or 5.8%. The decrease is primarily due to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the six months ended June 30, 2011 were $72.9 million, compared to $61.0 million for the six months ended June 30, 2010, an increase of $11.9 million or 19.5%, primarily due to higher employee related costs and higher advertising and marketing costs for the six months ended June 30, 2011.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the six months ended June 30, 2011 were $18.8 million, compared to $10.3 million for the six months ended June 30, 2010, an increase of $8.5 million or 82.5%. The increase was primarily due to higher employee related costs in the six months ended June 30, 2011 and $2.5 million related to net bad debt recoveries and an insurance premium refund in the six months ended June 30, 2010.
Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2011, were $2.5 million, compared to $2.2 million for the six months ended June 30, 2010, an increase of $0.3 million or 13.6%.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the six months ended June 30, 2011 were $51.3 million, compared to $48.2 million for the six months ended June 30, 2010, an increase of $3.1 million or 6.4%. The increase was primarily attributable to higher advertising and marketing costs.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2011 was $50.2 million, compared to $51.7 million for the six months ended June 30, 2010, a decrease of $1.5 million or 2.9%.
Operating Income (Loss)
Consolidated. Operating income (loss) for the six months ended June 30, 2011 was $113.8 million, compared to $(106.7) million for the six months ended June 30, 2010, an increase of $220.5 million. This increase was primarily due to higher refinery margins and throughput, higher retail fuel sales volumes and margins and increased merchandise sales and margins.
Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was $123.1 million for the six months ended June 30, 2011, compared to $(93.9) million for the six months ended June 30, 2010, an increase of $217.0 million. This increase was primarily due to higher refining margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $19.58 per barrel for the six months ended June 30, 2011, compared to $7.26 per barrel for the six months ended June 30, 2010. The increase is due to higher Gulf Coast 3/2/1 crack spreads, improved operating efficiencies at higher throughputs and a widening of the sweet/sour differentials. The Gulf Coast 3/2/1 crack spread increased 150.3% to $21.10 per barrel for the six months ended June 30, 2011, compared to $8.43 per barrel for the six months ended June 30, 2010. Refinery operating margin at the California refineries was $(5.48) per barrel for the six months ended June 30, 2011, compared to $1.29 per barrel for the six months ended June 30, 2010. This decrease primarily reflects the impact of the California refineries' shutdown until its restart in late March. The West Coast 3/2/1 average crack spreads increased 108.5% to $26.71 per barrel for the six months ended June 30, 2011 compared to $12.81 per barrel for the six months ended June 30, 2010. The Krotz Springs refinery operating margin for the six months ended June 30, 2011 was $4.40 per barrel, compared to $(1.48) per barrel for the six months ended June 30, 2010. The Krotz Springs refinery restarted operations in June 2010 after being down for the first five months of 2010 for a major turnaround.
The increases in refining margins at our Big Spring refinery were in part due to improvements in the sweet/sour differential. The sweet/sour differential increased 78.9% to $3.31 per barrel for the six months ended June 30, 2011, compared to $1.85 per barrel for the six months ended June 30, 2010. The refining margins at our California refineries were affected by a widening of the WTI to Buena Vista spread. The WTI to Buena Vista spread increased $9.97 per barrel to $(7.98) for the six months ended June 30, 2011 compared to $1.99 per barrel for the six months ended June 30, 2010. The refining margins at our Krotz Springs refinery were affected by a widening of the LLS to WTI spread. The LLS to WTI spread increased $11.76 per barrel to $14.58 per barrel for the six months ended June 30, 2011, compared to $2.82 per barrel for the six months ended June 30, 2010.
Asphalt Segment. Operating loss for our asphalt segment was $23.3 million for the six months ended June 30, 2011, compared to $17.7 million for the six months ended June 30, 2010, an increase of $5.6 million or 31.6%. The increase in loss was primarily due to the decrease in asphalt sales margins resulting from the greater increase in crude oil prices relative to the increase in our asphalt sales prices.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $15.2 million for the six months ended June 30, 2011, compared to $5.9 million for the six months ended June 30, 2010, an increase of $9.3 million. This increase was primarily due to higher retail fuel sales margins, increased motor fuel volume and higher merchandise sales combined with a higher merchandise profit margin.
Interest Expense
Interest expense was $41.2 million for the six months ended June 30, 2011, compared to $48.3 million for the six months ended June 30, 2010, a decrease of $7.1 million, or 14.7%. The decrease is primarily due to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility for the six months ended June 30, 2010.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $9.9 million for the six months ended June 30, 2011, compared to $(51.8) million for the six months ended June 30, 2010. The increase resulted from our higher pre-tax income for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, and a decrease in the effective tax rate. Our effective tax rate was 26.5% for the first half of 2011, compared to an effective tax rate of 37.0% for the first half of 2010. The lower effective tax rate for the six months ended June 30, 2011 was from the true-up of prior year income taxes.
Non-Controlling Interest In Income (Loss) Of Subsidiaries
Non-controlling interest in income (loss) of subsidiaries was $0.8 million for the six months ended June 30, 2011, compared to $(6.1) million for the six months ended June 30, 2010, an increase of $6.9 million.
Net Income (Loss) Available to Common Stockholders
Net income (loss) available to common stockholders was $26.8 million for the six months ended June 30, 2011, compared to $(82.2) million for the six months ended June 30, 2010, an increase of $109.0 million. This increase was attributable to the factors discussed above.
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
In January 2011, we completed a Standby Equity Distribution Agreement with YA Global Master SPV, Ltd. ("YA Global") to purchase up to $25.0 million of our common stock over a two-year period. During the first six months of 2011, we sold common stock to YA Global that generated total proceeds of $11.9 million.

Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2011, and 2010:

	For the Six Months Ended
	June 30,
	2011	2010
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(51,116)	$(61,560)
Investing activities	(76,075)	(4,056)
Financing activities	172,646	32,892
Net increase (decrease) in cash and cash equivalents	$45,455	$(32,724)
Cash Flows Used In Operating Activities
Net cash used in operating activities during the six months ended June 30, 2011, was $51.1 million, compared to $61.6 million during the six months ended June 30, 2010. The change in cash used in operating activities of $10.4 million is primarily attributable to the increase of approximately $171.3 million in net income, adjusted for non-cash adjustments, offset by the increase in operating assets net of operating liabilities.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $76.1 million during the six months ended June 30, 2011, compared to $4.1 million during the six months ended June 30, 2010. The change in net cash used in investing activities of $72.0 million was principally due an increase in capital spending during the six months ended June 30, 2011, related to the integration of the Bakersfield hydrocracker unit.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $172.6 million during the six months ended June 30, 2011, compared to $32.9 million during the six months ended June 30, 2010. The net change in cash provided by financing activities of $139.8 million is primarily attributable to additions to debt, net of repayments of $172.7 million, partially offset by a decrease in the proceeds from inventory supply agreements of $44.6 million.
Indebtedness
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
At June 30, 2011, the Alon Brands Term Loans had an outstanding balance of $19.4 million (net of unamortized discount). We are utilizing the effective interest method to amortize the discount over the life of the facility.
Paramount Petroleum Revolving Credit Facility. Paramount Petroleum Corporation has a $300.0 million revolving credit facility (the “Paramount Credit Facility”) that will mature on February 28, 2012. The Paramount Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at June 30, 2011, the margin was 1.75%.

Borrowings of $124.6 million which are included in the current portion of long-term debt and $63.1 million were outstanding under the Paramount Credit Facility at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, outstanding letters of credit under the Paramount Credit Facility were $61.0 million and $1.3 million, respectively.
Financial Covenants. We have certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At June 30, 2011, we were in compliance with these covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2011 is $108.9 million, of which $58.0 million is substantially related to the Bakersfield hydrocracker project, $40.6 million is related to sustaining and regulatory compliance projects, and $10.3 million is related to turnaround and chemical catalyst. Approximately $72.2 million has been spent during the six months ended June 30, 2011.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2011, we held approximately 3.2 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $104.6 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $3.2 million.
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

The following table provides information about our derivative commodity instruments as of June 30, 2011:

Description	Contract	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	651,319	109.98	—	$71,631	$71,415	$(216)
Forwards-long (Gasoline)	267,735	119.90	—	32,103	33,012	909
Forwards-long (Distillate)	45,038	116.79	—	5,260	5,475	215
Forwards-short (Distillate)	(105,760)	—	125.12	(13,233)	(13,040)	193
Forwards-long (Jet)	34,407	130.35	—	4,485	4,394	(91)
Forwards-short (Jet)	(40,206)	—	127.83	(5,140)	(5,033)	107
Forwards-long (Slurry)	45,040	92.65	—	4,173	4,131	(42)
Forwards-short (Slurry)	(145)	—	97.65	(14)	(14)	—
Forwards-long (Catfeed)	311,062	119.71	—	37,239	37,808	569
Forwards-short (Slop)	(23,079)	—	86.29	(1,991)	(1,971)	20
Forwards-short (Propane)	(17,530)	—	60.67	(1,064)	(1,038)	26
Forwards-short (Asphalt)	(116,279)	—	96.95	(11,273)	(11,686)	(413)
Futures-short (Crude)	(900,000)	—	95.49	(86,688)	(85,945)	743
Futures-short (Gasoline)	(580,000)	—	124.71	(70,604)	(72,330)	(1,726)
Futures-long (Distillate)	34,000	119.67	—	4,069	4,207	138
Futures-short (Distillate)	(210,000)	—	123.74	(25,018)	(25,986)	(968)

Description	Contract	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps (Heating Oil)	146,400	11.38	(5.00)	$1,666	$(731)	$(2,397)
Futures-call options (Heating Oil)	(2,013,000)	13.89	27.75	(27,970)	(55,852)	(27,882)
Interest Rate Risk
As of June 30, 2011, $745.0 million of our outstanding debt was at floating interest rates out of which approximately $203.0 million was at the Eurodollar rate plus 3.00%, subject to a minimum interest rate of 4.00%. As of June 30, 2011, we had an interest rate swap agreement with a notional amount of $100.0 million with a remaining period of 18 months and a fixed interest rate of 4.25%. An increase of 1% in the Eurodollar rate on indebtedness, net of the interest rate swap agreement outstanding in 2011 and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $5.8 million per year.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 — May 31, 2011	56,645	(a)	$11.44	(b)	—	—
Total	56,645		$11.44

(a)
The amount shown reflects the aggregate purchases, in a series of open market transactions, by Alon Israel Oil Company Ltd. (“Alon Israel”) of an aggregate of 56,645 shares of Alon common stock. The purchases by Alon Israel were effected in accordance with the volume limitations and other safe harbor provisions set forth in Rule 10b-18 under the Exchange Act.

(b)	The amount shown reflects the average volume weighted purchase price of the aggregate purchases by Alon Israel.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1, filed by the Company on June 17, 2005, SEC File No. 333-124797).

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

10.1
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.2	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.3
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.4
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2011, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	August 8, 2011	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	August 8, 2011	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	August 8, 2011	By:	/s/ Shai Even
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

10.1
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.2	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.3
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.4
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2011, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.