Form 10-K
period 2011-12-31
Alon USA Energy, Inc.
filed 2012-03-13
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter was $145,270,762.
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2012, was 56,107,986.
Documents incorporated by reference: Proxy statement of the registrant relating to the registrant’s 2012 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
We are a Delaware corporation formed in 2000 to acquire a crude oil refinery in Big Spring, Texas, and related pipeline, terminal and marketing assets from Atofina Petrochemicals, Inc., or FINA. In 2006, we acquired refineries in Paramount and Long Beach, California and Willbridge, Oregon, together with the related pipeline, terminal and marketing assets, through the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company. In 2008, we acquired a refinery in Krotz Springs, Louisiana through the acquisition of Valero Refining Company-Louisiana. In June 2010, we acquired a refinery in Bakersfield, California, through the purchase of substantially all of the assets of Big West of California, LLC. As of December 31, 2011, we operated 302 convenience stores in Central and West Texas and New Mexico, primarily under the 7-Eleven, Alon and FINA brand names. Our principal executive offices are located at 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
Our stock trades on the New York Stock Exchange under the trading symbol “ALJ.” We are a controlled company under the rules and regulations of the New York Stock Exchange because Alon Israel Oil Company, Ltd. (“Alon Israel”) holds more than 50% of the voting power for the election of our directors through its ownership of approximately 67% of our outstanding common stock. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Alon Holdings Blue Square-Israel Ltd. (“Blue Square”), a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange, and Blue Square is a controlling shareholder of Dor-Alon Energy in Israel (1988) Ltd. (“Dor-Alon”), a leading Israeli marketer, developer and operator of gas stations and shopping centers, which is listed on the Tel Aviv Stock Exchange.
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
Our presentation of segment data reflects our following three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing. Additional information regarding our operating segments and properties is presented in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Refining and Unbranded Marketing
Our refining and unbranded marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries.” These refineries have a combined throughput capacity of approximately 240,000 bpd. At our refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States.
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
On February 18, 2008, a fire at the Big Spring refinery destroyed the propylene recovery unit and damaged equipment in the alkylation and gas concentration units. The re-start of the crude unit in a hydroskimming mode began on April 5, 2008 and the Fluid Catalytic Cracking Unit (“FCCU”) resumed operations on September 26, 2008. Substantially all of the repairs to the units damaged in the fire were completed during the first quarter of 2010.
Our Big Spring refinery has the capability to process substantial volumes of less expensive high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. Typically, sour crude oil has accounted for approximately 80.0% of the Big Spring refinery’s crude oil input.
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
Big Spring Refinery Raw Material Supply
Sour crude oil has typically accounted for approximately 80% of our crude oil input at the Big Spring refinery, of which approximately 83.3% was West Texas Sour (“WTS”) crude oil. Our Big Spring refinery is the closest refinery to Midland, Texas, which is the largest origination terminal for West Texas crude oil. We believe this location provides us with the lowest transportation cost differential for West Texas crude oil of any refinery.
J. Aron and Company ("J.Aron"), through arrangements with various oil companies, currently supplies the majority of the Big Spring refinery's crude oil input materials.
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
Big Spring Refinery Production
Gasoline. In 2011, gasoline accounted for approximately 49.1% of our Big Spring refinery’s production. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 91 octane premium unleaded, and use a computerized component blending system to optimize gasoline blending. Gasoline currently produced at the Big Spring refinery complies with the U.S. Environmental Protection Agency’s (“EPA”) ultra-low sulfur gasoline standard of 30 parts per million (“ppm”).

Distillates. In 2011, diesel and jet fuel accounted for approximately 32.3% of our Big Spring refinery’s production. All of the on-road specification diesel fuel we produce meets the EPA’s ultra-low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications.
Asphalt. Asphalt accounted for approximately 7.1% of our Big Spring refinery’s production in 2011. Our asphalt facilities are capable of producing up to 30 different product formulations, including both polymer modified asphalt (“PMA”) and ground tire rubber (“GTR”) asphalt. Asphalt produced at the Big Spring refinery is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
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
We presently sell a majority of the diesel fuel and approximately 21.4% of the gasoline produced at our Big Spring refinery on an unbranded basis, largely sold through our physically integrated system. We market substantially all the jet fuel produced at our Big Spring refinery as JP-8 grade to the Defense Energy Supply Center. Jet fuel production in excess of existing contracts is sold through unbranded rack sales. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels with various oil companies and traders.
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
Product Terminals
We primarily utilize six product terminals in Big Spring, Abilene, Orla, Southlake and Wichita Falls, Texas and Duncan, Oklahoma to market transportation fuels produced at our Big Spring refinery. All six of these terminals are physically integrated with our Big Spring refinery through the product pipelines we utilize. Four of these six terminals, Big Spring, Abilene, Southlake and Wichita Falls, are equipped with truck loading racks. The other two terminals, Duncan, Oklahoma and Orla, Texas, are used for delivering shipments into third-party pipeline systems. We also have direct access to three other terminals located in El Paso, Texas and Tucson and Phoenix, Arizona.
California Refineries and Terminals
In August 2006 we acquired Paramount Petroleum Corporation. Paramount Petroleum Corporation’s assets included two refineries located in Paramount, California and Willbridge, Oregon with a combined refining capacity of 66,000 bpd, seven asphalt terminals located in Washington (Richmond Beach), California (Elk Grove and Mojave), Arizona (Phoenix, Fredonia and Flagstaff), and Nevada (Fernley) (50% interest), and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”), which specializes in patented ground tire rubber modified asphalt products. Our Paramount refinery has a crude oil throughput capacity of 54,000 bpd and is located on 63 acres in Paramount, California. In industry terms, the Paramount refinery is characterized as a “hydroskimming refinery” which is a more complex refinery configuration than a “topping refinery” (described below), adding naphtha reforming, hydrotreating and other chemical treating processes to the distillation process. In addition to producing vacuum gas oil and asphalt, our Paramount refinery utilizes naphtha reforming and hydrotreating to produce gasoline and distillate products from the light oil streams resulting from the distillation process.
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
In June 2010 we acquired a refinery located in Bakersfield, California from Big West of California, LLC, a subsidiary of Flying J, Inc. The Bakersfield refinery is located on approximately 600 acres in Bakersfield, California, with a nameplate capacity of approximately 70,000 barrels. The Bakersfield refinery is characterized as a ”coking refinery”, which generally refers to a refinery utilizing vacuum distillation, hydrocracking and delayed coking processes in addition to basic distillation, naphtha reforming and hydrotreating processes, to produce higher light product yields through the conversion of heavier fuel oils into gasoline, light distillates and intermediate products.  At this time, we are not operating the refinery as a traditional coking refinery.  Instead, we are processing untreated vacuum gas oil produced by our other California refineries through the hydrocracker and other hydrotreating units located at the Bakersfield refinery.  This allows us to convert this untreated vacuum gas oil, which was previously sold to the market at prices typically below the cost of crude, to lighter products such as CARBOB gasoline, CARB diesel, and other petroleum products.
We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries." Our California refineries are included in our refining and unbranded marketing segment, while our refinery in Willbridge is included in our asphalt segment.
Our California refineries have the capability to process substantial volumes of heavy crude oils. In 2011 at the California refineries, medium sour crude oil accounted for approximately 27.5% of crude oil input and heavy crude oil accounted for 72.5%. The Paramount and Long Beach refineries are connected by pipelines we own.
Our California refineries currently produce CARBOB gasoline, CARB diesel, jet fuel, asphalt and other petroleum products. In 2011 these refineries converted approximately 57.1% of crude oil into higher value products such as gasoline, diesel and jet fuel, and 32.6% converted to asphalt, fuel oil and sulfur. The remaining 10.2% of production was sold as unfinished feedstocks to other refineries and third parties.
Our California refineries operated at low rates for 2011, 2010 and 2009 due to continued efforts to optimize asphalt production with demand. In 2011, we averaged approximately 28.5% utilization of our California refineries’ crude oil throughput capacity.We continuously evaluate and optimize throughput at our California refineries based on the margin environment.
California Refineries Raw Material Supply
For 2011, heavy crude oil accounted for approximately 72.5% of our crude oil input of which approximately 34.1% was California heavy crude oil. As a result of the proximity of the California refineries to the Port of Los Angeles and the Port of Long Beach, we have access to a variety of domestic and foreign crude oils that are available on the West Coast. Our California refineries receive crude oil primarily from common carrier, private carrier and our owned pipelines. The majority of the California refineries’ crude oil input requirements are purchased on the spot market. The remainder of our California refineries’ crude oil input requirements are purchased through term contracts with several suppliers, including major oil companies. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. Other feedstocks, including butane and gasoline blendstocks, are delivered by truck and pipeline.
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
We also utilize our crude oil and unfinished products pipeline system known as the “Black Oil System” to provide our Paramount refinery and other third-party shippers with access to refineries and waterborne terminals.
California Refineries Production
Gasoline. In 2011, CARBOB gasoline accounted for approximately 22.8% of our California refineries’ production. The California refineries utilize a computerized component blending system to optimize gasoline blending.
Distillates. In 2011, CARB diesel, Ultra-low sulfur EPA diesel, Jet A and military fuels accounted for approximately 17.2% of our California refineries’ production. All of the diesel fuel we produce is ultra-low sulfur CARB/EPA diesel. We produce both commercial Jet A and JP-8 grade military jet fuel.

Asphalt. In 2011, asphalt accounted for approximately 29.4% of our California refineries’ production. Approximately 70.3% of our California refineries’ asphalt production is paving grades and 29.4% is roofing asphalt. Asphalt produced at the California refineries is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
Light and Heavy Unfinished Feedstocks. We produce LPG, naphtha, unfinished distillates, fuel oil and gas oils used as refinery feedstocks, along with other by-products such as sulfur and fuel oil, all of which is sold to third parties via pipeline and truck on either a contract or spot basis. The gas oils are sent to our Bakersfield facility for further processing into gasoline and diesel. These gas oils can still be sold to third parties if necessary.
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
Krotz Springs Refinery
In July 2008 we acquired Valero Refining Company — Louisiana. Valero Refining Company — Louisiana’s assets included a refinery with a nameplate capacity of approximately 83,100 bpd located in Krotz Springs, Louisiana.
The Krotz Springs refinery is strategically located on approximately 381 acres on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial pipeline system (“Colonial Pipeline”), providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. In industry terms, the Krotz Springs refinery is characterized as a “mild residual cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher light product yields such as gasoline, light distillates and intermediate products.
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
Krotz Springs Refinery Raw Material Supply
In 2011, sweet crude oil accounted for approximately 100% of our crude oil input at the Krotz Springs refinery, of which approximately 80.0% was Light Louisiana Sweet (“LLS”) crude oil and 20.0% was Heavy Louisiana Sweet (“HLS”) crude oil. The Krotz Springs refinery has access to various types of domestic and foreign crude oils via a combination of two ExxonMobil pipeline (“EMPCo”) systems, barge delivery, or truck rack delivery. Approximately 59% of the crude oil is received by pipeline with the remainder received by barge or truck.
We receive HLS, LLS and foreign crude oils from two EMPCo systems, the “Southbend/Sunset System,” and “Northline System.” The Southbend/Sunset System provides HLS crude oil from gathering systems at South Bend, Avery Island, Empire, Grand Isle and Fourchon, Louisiana. All of Southbend/Sunset’s current crude oil capacity is delivered to the Krotz Springs refinery. The Northline System delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminalling complex.
The Krotz Springs refinery also has access to foreign crude oils from the St. James terminal. Various Louisiana crude oils and WTI can also be delivered by barge, via the Intracoastal Canal, the Atchafalaya River, or directly by truck.
Historically, approximately three-quarters of our Krotz Springs refinery’s crude oil input requirements are purchased through term contracts with several suppliers. At present, J. Aron, through arrangements with various oil companies, supplies the majority of Krotz Springs refinery’s crude oil input requirements. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
Krotz Springs Refinery Production
Gasoline. In 2011, gasoline accounted for approximately 41.4% of our Krotz Springs refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. Our Krotz Springs refinery is capable of producing regular unleaded gasoline grades required in the southern and eastern U.S. markets.
Distillates. In 2011, diesel, light cycle oil and jet fuel accounted for approximately 45.6% of our Krotz Springs refinery’s production. In connection with the acquisition of the Krotz Springs refinery in 2008, we entered into an offtake agreement with Valero Energy Corporation (“Valero”) that provides for Valero to purchase, at market prices, light cycle oil and high sulfur distillate blendstock for a period of five years.
Heavy Oils and Other. In 2011, slurry oil, LPG and petrochemical feedstocks accounted for approximately 13.0% of the Krotz Springs refinery’s production.
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
Krotz Springs Refinery Barge, Railcar and Truck
Products not shipped through the Colonial Pipeline, such as high sulfur diesel sold to Valero pursuant to our offtake agreement with Valero, are transported via barge for sale. Barges have access to both the Mississippi and Ohio Rivers.
Propylene/propane mix is sold via railcar and truck, to consumers at Mont Belvieu, Texas or in adjacent Louisiana markets. Mixed LPGs are shipped on to an LPG fractionator at Napoleonsville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to the Krotz Springs refinery via truck for blending, and sell the isobutane and natural gasoline on a spot basis.
Asphalt
In addition to gasoline and distillates, our California and Big Spring refineries produce significant quantities of vacuum tower bottoms (“VTB”), which we utilize to produce asphalt. We believe our asphalt production capabilities provides the opportunity to realize higher netbacks than those attainable by producing VTB into No. 6 Fuel Oil, which is an alternate product that can be produced at these refineries. In addition, our asphalt production capabilities permit us to realize value from VTB without the significant costs and expenses required to operate coker units.
The amount of asphalt produced at our refineries, as a percentage of throughput, varies depending on the configuration of the specific refinery, the crude oils processed at each refinery, the techniques used in the refining process and the type and quality of the asphalt produced. In 2011, approximately 7.1% of our Big Spring refinery’s production and 29.4% of our California refineries' production was asphalt. As part of our efforts to maximize the return generated by the production of asphalt, we have an exclusive license to use FINA’s advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery, and a patented GTR asphalt manufacturing process from Wright with respect to asphalt produced and sold in California.
Asphalt produced by our California and Big Spring refineries is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
Our Willbridge refinery is an asphalt topping refinery located on 42 acres in the industrial section of Portland, Oregon, with a crude oil throughput capacity of 12,000 bpd. Alternatively, we currently operate the Willbridge facility as an asphalt terminal and supply it with asphalt produced at the California refineries or purchased from third parties. Including the Willbridge refinery, our asphalt segment includes 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright.
In 2011, our asphalt segment sold asphalt produced at our refineries in Texas and California primarily as paving asphalt to road and materials manufacturers and highway construction/maintenance contractors, as GTR, polymer modified or emulsion asphalt to highway maintenance contractors, or as roofing asphalt to either roofing shingle manufacturers or to other industrial users. Sales of asphalt, particularly paving asphalts, are seasonal with products predominately sold between May and October 2011.
We also own a 50% interest in Wright, which holds the licensing rights to a patented GTR manufacturing process for paving asphalts. Wright licenses this proprietary technology from Neste/Wright Asphalt Company under a perpetual license that covers all of North America, except California. In California we maintain the exclusive license. Wright’s operations consist of sublicensing the patented technology to parties to manufacture the GTR asphalt for Wright to sell at various Alon-owned or third party-owned facilities in Texas, Arizona, Oregon and Oklahoma. Wright also purchases and resells various other paving asphalts in these markets. During 2011, Wright obtained approximately 28.2% of its asphalt requirements from our refineries and terminals. Wright sells GTR and its other asphalt products on either a negotiated contract or competitive bidding basis.
Retail and Branded Marketing
Our retail and branded marketing segment operates 302 convenience stores and markets motor fuels to over 640 locations, including our convenience stores, under the Alon and FINA brand names. In November 2011 we introduced the new Alon design and logo which will replace the FINA brand at all of our locations served by our branded marketing segment.
Retail
We are the largest 7-Eleven licensee in the United States and through our 7-Eleven licensing agreement have the exclusive right to operate 7-Eleven convenience stores in substantially all of our existing retail markets and many surrounding areas. As of December 31, 2011, we operated 302 owned and leased convenience store sites primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, tobacco products, non-alcoholic and alcoholic beverages and general merchandise to the public.

The following table shows our owned and leased convenience stores by location:

Location	Owned	Leased	Total
Big Spring, Texas	6	1	7
Wichita Falls, Texas	8	4	12
Waco, Texas	11	3	14
Midland, Texas	8	9	17
Lubbock, Texas	17	4	21
Albuquerque, New Mexico	12	11	23
Odessa, Texas	11	24	35
Abilene, Texas	32	9	41
El Paso, Texas	13	71	84
Other locations in Central and West Texas	29	19	48
Total stores	147	155	302
The merchandise requirements of our convenience stores are serviced at least weekly by over 100 direct-store delivery, or (“DSD”), vendors. In order to minimize costs and facilitate deliveries, we utilize a single wholesale distributor, Core-Mark Mid-Continent, Inc., for non-DSD products. We purchase the products from Core-Mark at cost plus an agreed upon mark-up. Our current supply contract with CoreMark was entered into in January 2012 and expires in December 2017. For the year ended December 31, 2011, approximately 50% of our retail merchandise sales were purchased from McLane Company, Inc., our previous wholesale distributor, and we anticipate our purchase percentages to be substantially similar with Core-Mark. We typically do not have contracts with our DSD vendors.
We are party to a license agreement with 7-Eleven, Inc. which gives us a perpetual license to use the 7-Eleven trademark, service name and trade name in West Texas and a majority of the counties in New Mexico in connection with our convenience store operations. 7-Eleven, Inc. has advised us that we are the largest 7-Eleven licensee in the United States based on the number of stores.
Branded Marketing
We market motor fuels under the Alon and FINA brand names to distributors servicing approximately 640 locations, including our convenience stores. We supply our branded supply customers with motor fuels, brand support and payment processing services, in addition to the license of the Alon or FINA brand name and associated trade dress. In markets where we do not supply fuel products, we offer the same brand support and payment services through a licensing arrangement that is not tied to a fuel supply agreement.
Approximately 62.4% of our branded fuel sales are in West Texas and Central Texas that we own or have access rights through various terminals. For the year ended December 31, 2011, we sold 368.4 million gallons of branded motor fuel for distribution to our retail convenience stores and other retail distribution outlets. In 2011, approximately 91% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery.
We have operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Our license to use the FINA brand will expire in August 2012 in accordance with its terms. We developed the Alon brand and logo in anticipation of this expiration of this license and have begun the process of converting all of our locations and all locations served by our branded marketing business to the new Alon brand. Under the Alon brand we will no longer be subject to the geographic limitations contained in the FINA license agreement.
Distribution Network and Distributor Arrangements. We sell motor fuel to our retail locations and to approximately 22 third-party distributors, who then supply and sell to retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms. All supplied distributors comply with our ratability program, which involves incentives and penalties based on the consistency of their purchases.
Brand Licensing. We offer Alon brand licensing to distributors supplying geographic areas other than our integrated supply system. In addition to a license to use the brands, we also provide payment card processing services, advertising programs and loyalty and other marketing programs to 47 distributors supplying approximately 230 additional stores. As part of the brand conversion process, all legacy FINA licenses will be converted to Alon licenses. This licensing program allows us to expand the geographic footprint of our brand, thereby increasing its recognition. Each licensee pays royalties on a per gallon basis, is required to comply with the minimum standards program and utilize our payment card processing services.

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
Petroleum refining and marketing is highly competitive. The principal competitive factors affecting our refining and unbranded marketing segment are costs of crude oil and other feedstocks, refinery efficiency, operating costs, refinery product mix and costs of product distribution and transportation.
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
Our major retail competitors include Valero, Chevron, ConocoPhillips, Susser (Stripes® brand), Alimentation Couche-Tard Inc. (Circle K® brand), Western Refining and various other independent operators. The principal competitive factors affecting our retail and branded marketing segment are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. We expect to continue to face competition from large, integrated oil companies, as well as from other convenience stores that sell motor fuels. Increasingly, national grocery and dry goods retailers such as Wal-Mart, Kroger and Costco, as well as regional grocers and retailers, are entering the motor fuel retailing business. Many of these competitors are substantially larger than we are, and because of their diversity, integration of operations and greater resources, may be better able to withstand volatile market conditions and lower profitability because of competitive pricing and lower operating costs.
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
Environmental Expenditures
Fuels
The Clean Air Act and its implementing regulations require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce the sulfur content in gasoline to 30 ppm and diesel to 15 ppm.
Gasoline and diesel produced at our Big Spring and California refineries currently meet the low sulfur gasoline and diesel fuel standards. Gasoline produced at our Krotz Springs refinery currently meets the low sulfur gasoline standard. Our Krotz Springs refinery does not manufacture low sulfur diesel fuel. The EPA is expected to publish a proposed rule to further reduce sulfur in gasoline and diesel fuel in 2012, which is expected to be finalized later this year. Depending on the final standard, one or more of our refineries may be required to install controls to further reduce sulfur. The need for or costs of any such controls is not known at this time.
In February 2007, the EPA adopted final rules to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, beginning in 2011, refiners meet an annual average gasoline benzene content standard of 0.62%, which may be achieved through the purchase of benzene credits, and that beginning on July 1, 2012, refiners meet a maximum average gasoline benzene concentration of 1.30%, by volume on all gasoline produced, both reformulated and conventional and without benzene credits. Gasoline produced at our California refineries already meets the standards established by the EPA. We have spent $14.2 million through 2011 and estimate an additional $21 million (through 2014) will be necessary in order for the Big Spring refinery to install controls to comply with the standards. We have spent $5.8 million through 2011 and estimate an additional $5.0 million (through 2014) will be necessary in order for the Krotz Springs refinery to install controls to meet the standards. Under the regulations, the EPA may grant extensions of time to comply with the annual average benzene standard if a refinery demonstrates that unusual circumstances exist that impose extreme hardship and significantly affect the ability of the refinery to comply. We have requested an extension of time to comply with the annual average standard at our Krotz Springs refinery and are awaiting a response from the EPA.
We are subject to the renewable fuel standard which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. For 2012, the EPA raised the renewable fuel percentage standard to approximately 9%. Each of our refineries has received an extension of the deadline to comply with the renewable fuel standard. Therefore, we will not be required to blend renewable fuels or purchase RINs for compliance until 2013, unless a further extension is received.
Regulations
Conditions may develop that require additional capital expenditures at our refineries, product terminals and retail gasoline stations (operating and closed locations) for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
Compliance
In 2006, the Governor of California signed into law AB 32, the California Global Warming Solutions Act of 2006. Regulations implementing the goals stated in the law, i.e., the reduction of greenhouse gas emission levels to 1990 levels, have been issued and are currently under review by both impacted industry and state regulators. It is expected that these regulations will be amended in response to public comments and upon further review by the state. Although development of such regulations is still ongoing and it is possible that legal challenges could delay implementation of any regulations, it is expected that AB 32 mandated reductions will require increased emission controls on both stationary and non-stationary sources and will result in requirements to significantly reduce greenhouse gases from our California refineries and possibly our other California terminals.
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
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. To date, 28 refining companies (representing over 90% of the U.S. refining capacity) have entered into “global settlements” under the initiative. If we enter into a global settlement, it would apply to our Big Spring refinery, our Paramount and Long Beach refineries and our Willbridge, Oregon terminal. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that the EPA will seek relief in the form of the payment of a civil penalty, the installation of air pollution controls, enhanced operations and maintenance programs, and the implementation of environmentally beneficial projects in consideration for a broad release from liability for violations that may have occurred historically. At this time, we cannot estimate the cost of any required controls or environmentally beneficial projects, but the control requirements and civil penalty are expected to be comparable to other settling refiners.
The Krotz Springs and Bakersfield refineries were subject to “global settlements” with the EPA under the National Petroleum Refining Initiative, when we acquired them. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, the refineries secured broad releases of liability that provide immunity from enforcement actions for alleged past non-compliance under each of the Clean Air Act programs covered by the consent decree. If we are unable to meet the agreed upon reductions without add-on controls, our capital costs could increase. Because the

Krotz Springs refinery remains subject to the Valero consent decree, we entered into an agreement with Valero at the time of the acquisition allocating responsibilities under the consent decree. We are responsible for implementing only those portions of the consent decree that are specifically and uniquely applicable to the Krotz Springs refinery.
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
On July 15, 2010, the EPA disapproved Texas’ “flexible permit” program and contends that sources operating under a "flexible permit" issued by the Texas Commission on Environmental Quality ("TCEQ") are not properly permitted and are subject to enforcement. We have committed to apply for an EPA non-flexible permit. The Big Spring refinery is one of over one hundred regulated facilities in Texas that will be required to obtain a new, non-flexible permit.
Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery. To date, we have substantially completed the remediation of the potentially contaminated areas and continue to monitor and treat groundwater at the site. The costs incurred to comply with the compliance plan were covered, with certain limitations, by an environmental indemnity provided by FINA that covered remediation costs incurred for ten years after the July 2000 closing date with an aggregate indemnification cap of $20.0 million. We are also remediating historical soil and groundwater contamination at the Hawley, Southlake, and Wichita Falls terminals that we acquired from FINA at the time of the refinery acquisition, which were also covered by the FINA indemnity.
We are currently engaged in four separate remediation projects in the Los Angeles area. Two projects focus on clean-up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with ConocoPhillips, the former owner of the Paramount refinery and Lakewood Tank Farm. Another project focuses on efforts at the Long Beach refinery, with the costs being shared with Apex Oil Co., the former owner of the Long Beach refinery. As part of our acquisition of Pipeline 145, we assumed an active remediation project designed to clean up a leak that occurred on this pipeline prior to our ownership. A fifth project was added in 2010 when two areas of release were found during a hydrotest of Pipeline 160, which transported gas oil and diesel. Both release areas are in the process of being remediated. Approximately $2.4 million was spent in 2011 for all of these remediation projects of which our portion was $1.8 million. We estimate that an additional $2.1 million will be spent in 2012 with our portion being approximately $1.1 million.
In conjunction with our acquisition of the Long Beach refinery, we acquired a seven-year environmental insurance policy, the premiums for which have been prepaid in full. This policy provides us coverage for both known and unknown conditions existing at the refinery at the time of our acquisition for off-site, third party bodily injury and property damage claims. The policy limit on a per occurrence and aggregate basis is $15.0 million and has a per occurrence deductible of $0.5 million.
On March 1, 2005, our Paramount subsidiary purchased Chevron’s Pacific Northwest Asphalt business. As part of the purchase and sale agreement, the parties agreed to share the remediation costs at the Richmond Beach, Washington and Willbridge, Oregon terminals. Approximately $0.4 million was spent in 2011 for these remediation costs, of which our portion was $0.2 million, and we estimate that an additional $0.9 million will be spent during 2012, of which our portion will be $0.7 million.
In conjunction with our acquisition of the Bakersfield refinery on June 1, 2010, we entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the Bakersfield refinery on the acquisition date. We are required to make indemnification claims to the prior owner by March 15, 2015. Approximately $0.6 million was spent in 2011 for these remediation costs, of which our portion was $0.1 million. We estimate that an additional $0.8 million will be spent during 2012, of which our portion will be $0.1 million. Additionally, the local Water Board has issued a draft Clean-up and Abatement Order that is still under negotiation. Depending on the scope of the remedial action ultimately required under this order, we may be required to make additional capital expenditures which cannot be estimated at this time.
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
Environmental Indemnity to HEP. In connection with our sale of pipelines and terminals to Holly Energy Partners ("HEP"), we entered into an Environmental Agreement pursuant to which we agreed to indemnify HEP against costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at the pipelines or terminals prior to the sales or from violations of environmental laws with respect to the pipelines and terminals occurring prior to the sale. Our environmental indemnification obligations under the Environmental Agreement expire after February 2015. In addition, our indemnity obligations are subject to HEP first incurring $100,000 of damages as a result of pre-existing environmental conditions or violations. Our environmental indemnity obligations are further limited to an aggregate indemnification amount of $20.0 million, including any amounts paid by us to HEP with respect to indemnification for breaches of our representations and warranties under a Contribution Agreement entered into as a part of the HEP transaction.
With respect to remediation required for environmental conditions existing prior to the date of sale, we are performing such remediation ourselves at the Wichita Falls terminal in lieu of indemnifying HEP for their costs of performing such remediation.
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
The Petroleum Marketing Practices Act, or PMPA, is a federal law that governs the relationship between a refiner and a distributor pursuant to which the refiner permits a distributor to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew branded distributor contracts unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements.
Employees
As of December 31, 2011, we had approximately 2,824 employees. Approximately 742 employees worked in our refining and unbranded marketing segment, of which 647 were employed at our refineries and approximately 95 were employed at our corporate offices in Dallas, Texas. Approximately 123 employees worked in our asphalt segment and approximately 1,959 employees worked in our retail and branded marketing segment.
Approximately 120 of the 170 employees at our Big Spring refinery are covered by collective bargaining agreements that expire on April 1, 2012. None of the employees in our asphalt, retail and branded marketing segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.
Properties
Our principal properties are described above under the captions “Refining and Unbranded Marketing,” “Asphalt” and “Retail and Branded Marketing” in Item 1. We believe that our facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2011, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Executive Officers of the Registrant
Our current executive officers and key employees (identified by an asterisk), their ages as of March 1, 2012, and their business experience during at least the past five years are set forth below.

Name	Age	Position
David Wiessman	57	Executive Chairman of the Board of Directors
Jeff D. Morris	60	Vice Chairman of the Board of Directors
Paul Eisman	56	Chief Executive Officer and President
Shai Even	43	Senior Vice President and Chief Financial Officer
Claire A. Hart	56	Senior Vice President
Alan Moret	57	Senior Vice President of Supply
Michael Oster	40	Senior Vice President of Mergers and Acquisitions
Jimmy C. Crosby*	52	Vice President of Refining — Big Spring
Ed Juno*	59	Vice President of Refining — Paramount
Gregg Byers*	57	Vice President of Refining — Krotz Springs
Rick Bird*	58	Vice President of Asphalt Operations — Paramount
Kyle McKeen*	48	President and Chief Executive Officer of Alon Brands
Josef Lipman*	66	President and Chief Executive Officer of SCS
Set forth below is a brief description of the business experience of each of the executive officers and key employees listed above.
David Wiessman has served as Executive Chairman of the Board of Directors of Alon since July 2000 and served as President and Chief Executive Officer of Alon from its formation in 2000 until May 2005. Mr. Wiessman has over 35 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has been Chief Executive Officer, President and a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon’s parent company. In 1992, Bielsol Investments (1987) Ltd. acquired a 50% interest in Alon Israel. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. Wiessman is also Executive Chairman of the Board of Directors of Alon Holdings Blue Square-Israel, Ltd., which is listed on the New York Stock Exchange, or NYSE, and the Tel Aviv Stock Exchange, or TASE; Executive Chairman of Blue Square Real Estate Ltd., which is listed on the TASE; and Executive Chairman of the Board and President of Dor-Alon Energy in Israel (1988) Ltd., which is listed on the TASE, and all of which are subsidiaries of Alon Israel.
Jeff D. Morris has served as Vice Chairman of the Board of Directors of Alon since May 2011 and a director since May 2005. Prior to this Mr. Morris served as our Chief Executive Officer from May 2005 to May 2011, our Chief Executive Officer of our operating subsidiaries from July 2000 to May 2011,our President from May 2005 until March 2010 and our President of our operating subsidiaries from July 2000 until March 2010. Prior to joining Alon, he held various positions at FINA, Inc., where he began his career in 1974. Mr. Morris served as Vice President of FINA’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and FINA’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units. Mr. Morris has also been a director of our subsidiary Alon Refining Krotz Springs, Inc. since 2008.
Paul Eisman was appointed to serve as our Chief Executive Officer in May 2011 and our President in March 2010. Prior to joining Alon, Mr. Eisman was Executive Vice President, Refining & Marketing Operations at Frontier Oil Corporation from 2006 to 2009 and held various positions at KBC Advanced Technologies from 2003 to 2006, including Vice President of North American Operations. During 2002, Mr. Eisman was Senior Vice President of Planning for Valero Energy Corporation following Valero’s acquisition of Ultramar Diamond Shamrock. Prior to the acquisition, Mr. Eisman had a 24-year career with Ultramar Diamond Shamrock, serving in many technical and operational roles including Executive Vice President of Corporate Development and Senior Vice President of Refining.
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
Jimmy C. Crosby has served as our Vice President of Refining — Big Spring since January 2010, with responsibility for operation at the Big Spring Refinery. Prior to this Mr. Crosby served as Vice President of Refining — California Refineries from March 2009 until January 2010, as Vice President of Refining and Supply from May 2007 to March 2009, as Vice President of Supply and Planning from May 2005 to May 2007 and as General Manager of Business Development and Planning from August 2000 to May 2005. Prior to joining Alon, Mr. Crosby worked with FINA from 1996 to August 2000 where he last held the position of Manager of Planning and Economics for the Big Spring refinery.
Ed Juno has served as our Vice President of Refining — Paramount since January 2010, with responsibility for operations at the California refineries. Prior to joining Alon, Mr. Juno has been employed in the refining industry for over 35 years, most recently with Sinclair Oil Corporation as Manager of Sinclair’s Wyoming refinery from 2008 to 2009 and as Operations Manager of the Wyoming refinery from 2003 to 2008.
Gregg Byers has served as our Vice President of Refining — Krotz Springs since February 2012, with responsibility for operations at the Krotz Springs refinery. Mr. Byers rejoined Alon in September 2011 as Senior Director of Engineering Services.  Mr. Byers has been employed in the refining industry for over 35 years, most recently with Sinclair Oil Corporation as Operations Manager of Sinclair's Wyoming refinery from 2008 to 2011. Prior to this, Mr. Byers served as Engineering & Project Development Director at the Krotz Springs refinery under the Company's ownership in 2008 and Valero Energy Corporation's ownership from 2001 to 2008.
Richard Bird has served as Vice President, Paramount Asphalt since March 2012, with responsibility over asphalt marketing and operations.  Prior to this Mr. Bird served at the California refineries as Vice President, Asphalt Marketing from August 2008 to March 2012,  Vice President of Supply & Transportation in the asphalt division from March 2008 to August 2008 and Vice President, Operations in the asphalt division from July 2006 to March 2008.  Prior to joining Alon, Mr. Bird held various positions of increasing responsibilities at Paramount Petroleum Corporation from August 2000 to Alon acquisition of Paramount Petroleum Corporation in July 2006.  Mr. Bird has over 23 years of experience in the asphalt industry working for Alon, Paramount Petroleum Corporation, Conoco, Petro Source Corp. and Interwest Group.
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
Josef Lipman has served as President and Chief Executive Officer of Southwest Convenience Stores, LLC, or SCS, our subsidiary conducting our retail operations since July 2001. From 1997 to July 2001, Mr. Lipman served as General Manager of Cosmos, a chain of supermarkets in Israel owned by Super-Sol Ltd., where he was responsible for marketing and store operations.
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
Our refining and marketing earnings, profitability and cash flows from operations depend primarily on the margin between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contracts or inverts, as has been the case in recent periods and may continue to be the case in the future, our results of operations and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile as a result of a variety of factors including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. The direction and timing of changes in prices for crude oil and refined products do not necessarily correlate with one another and it is the relationship between such prices, rather than the nominal amounts of such prices, that has the greatest impact on our results of operations and cash flows. Prices of crude oil, other feedstocks and refined products, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	worldwide political conditions, particularly in significant oil producing regions;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstock and refined products imported into the United States;

•	utilization rates of U.S. refineries;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•	infrastructure limitations;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refineries;

•	federal and state government regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
Although we continually analyze refinery operating margins at our individual refineries and seek to adjust throughput volumes and product slates to optimize our operating results based on market conditions, there are inherent limitations on our ability to offset the effects of adverse market conditions. For example, reductions in throughput volumes in a negative operating margin environment may reduce operating losses, but it would not eliminate them because we would still be incurring fixed costs and other variable costs.
The nature of our business has historically required us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology. As a result, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. Our investment in inventory is affected by the general level of crude oil prices, and significant increases in crude oil prices could result in substantial working capital requirements to maintain inventory volumes.
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
Our profitability depends, in part, on the differential between the cost of crude oils processed by our refineries and those processed by our competitors. Changes in this differential could negatively affect our profitability.
We select grades of crude oil to process based, in part, on each individual refinery's configuration and operating units. Our profitability is partially derived from our ability to purchase and process crude oil feedstocks that are less expensive than those processed by competing refiners. We quantify this differential in crude prices by comparing our crude acquisition price with benchmark crude oil grades such as West Texas Intermediate. Crude oil differentials can vary significantly depending on overall economic conditions, trends and conditions within the markets for crude oil and refined products, and infrastructure constraints. A decline in these differentials affecting one or more of our refineries could have a negative impact on our earnings.
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
Our retail operations compete with numerous convenience stores, gasoline service stations, supermarket chains, drug stores, fast food operations and other retail outlets. Increasingly, national high-volume grocery and dry-goods retailers, such as Albertson's and Wal-Mart are entering the gasoline retailing business. Many of these competitors are substantially larger than we are. Because of their diversity, integration of operations and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could adversely affect our profit margins. Additionally, our convenience stores could lose market share, relating to both gasoline and merchandise, to these and other retailers, which could adversely affect our business, results of operations and cash flows. Our convenience stores compete in large part based on their ability to offer convenience to customers. Consequently, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and reduced sales and profitability at affected stores.
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
We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our refineries, terminals and convenience stores. We anticipate spending approximately $6.4 million in investigation and remediation expenses in connection with our Big Spring refinery and terminals over the next 15 years. We anticipate spending an additional $38.8 million in investigation and remediation expenses in connection with our California refineries and terminals over the next 15 years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Although we have sold three of our pipelines and three of our terminals to HEP and two of our pipelines pursuant to a transaction with an affiliate of Sunoco, Inc. (“Sunoco”), we have agreed, subject to certain limitations, to indemnify HEP and Sunoco for costs and liabilities that may be incurred by them as a result of environmental conditions existing at the time of the sale. See Items 1 and 2 “Business and Properties—Government Regulation and Legislation—Environmental Indemnity to HEP” and “Business and Properties—Government Regulation and Legislation—Environmental Indemnity to Sunoco.” If we are forced to incur costs or pay liabilities in connection with such proceedings and investigations, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
In connection with our acquisition of the Krotz Springs refinery from Valero, we became party to an agreement that allocated the parties' respective obligations under the Valero global settlement Consent Decree. The parties are in discussions regarding the appropriate levels of NOx emissions for the refinery's catalytic cracking unit, which is part of a Valero system-wide NOx emissions limit in the Consent Decree. Depending on the outcome of these discussions, it may be necessary for us to install additional controls or take other steps to reduce emissions of NOx from the catalytic cracking unit.
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
Our Paramount refinery is located in a residential area. The refinery is located near schools, apartment complexes, private homes and shopping establishments. In addition, our Long Beach refinery is located in close proximity to other commercial facilities, and our Bakersfield refinery is adjacent to newly developed commercial and retail property. Any loss of community support for our California refining operations could result in higher than expected expenses in connection with opposing any community action to restrict or terminate the operation of the refinery. Any community action in opposition to our current and planned use of the California refineries could have a material adverse effect on our business, results of operations and cash flows.
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
Our refineries located in California and the related pipeline and asphalt terminals, and to a lesser extent our refinery and operations in Oregon, are located in areas with a history of earthquakes, some of which have been quite severe. Our Krotz Springs refinery is located less than 100 miles from the Gulf Coast. In the event of an earthquake or hurricane or other weather-related event that causes damage to our refining, pipeline or asphalt terminal assets, or the infrastructure necessary for the operation of these assets, such as the availability of usable roads, electricity, water, or natural gas, we may experience a significant interruption in our refining and/or marketing operations. Such an interruption could have a material adverse effect on our business, results of operations and cash flows.
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
As of December 31, 2011, we employed approximately 170 people at our Big Spring refinery, approximately 120 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires April 1, 2012. Our current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operation and financial condition.
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
We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions. Three of our current and former executive officers, Messrs. Morris, Hart and Concienne, own shares of nonvoting stock of two of our subsidiaries, Alon Assets, Inc., or Alon Assets, and Alon USA Operating, Inc., or Alon Operating. As of December 31, 2011, the shares owned by these executive officers represent 5.66% of the aggregate equity interest in these subsidiaries. To the extent these two subsidiaries pay dividends to us, Messrs. Morris, Hart and Concienne will be entitled to receive pro rata dividends based on their equity ownership. For additional information, see “Security Ownership of Certain Beneficial Owners and Management.” Messrs. Morris, Hart and Concienne are parties to stockholders’ agreements with Alon Assets and Alon Operating, pursuant to which we may elect or be required to purchase their shares in connection with put/call rights or rights of first refusal contained in those agreements. The purchase price for the shares is generally determined pursuant to certain formulas set forth in the stockholders’ agreements, but after July 31, 2010, the purchase price, under certain circumstances involving a termination of, or resignation from, employment would be the fair market value of the shares. For additional information, see Item 12 “Security Ownership of Certain Beneficial Holders and Management.”
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
ITEM 4. MINE SAFTETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “ALJ.”
The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period within the two most recently completed fiscal years:

Quarterly Period	High	Low

2011
Fourth Quarter	$12.09	$5.35
Third Quarter	13.20	6.11
Second Quarter	15.58	9.81
First Quarter	13.98	5.91
2010
Fourth Quarter	$6.13	$5.16
Third Quarter	6.99	4.77
Second Quarter	7.92	6.04
First Quarter	8.08	6.52
Holders
As of March 1, 2012, there were approximately 25 common stockholders of record.
Dividends
Common Stock Dividends. On March 31, 2010, we paid a regular quarterly cash dividend of $0.04 per share. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.144 million.
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
On March 15, 2011, we paid a regular quarterly cash dividend of $0.04 per share. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.288 million.
On June 15, 2011, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.143 million.
On September 15, 2011, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.139 million.
On December 15, 2011, we paid a regular quarterly cash dividend of $0.04 per share of our common stock. In connection with our cash dividend payment to stockholders, the non-controlling interest stockholders of Alon Assets and Alon Operating received an aggregate cash dividend of $0.134 million.
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
Preferred Stock Dividends. We issued 328,000 and 101,000 shares in aggregate of common stock for payment of preferred stock dividends for the years ended December 31, 2011 and 2010, respectively.
Recent Sales of Unregistered Securities
On October 10, 2011, Alon issued 83,936 shares of Alon Common Stock to Joe Concienne, a former officer of Alon. Pursuant to the terms of a shareholders agreement between Mr. Concienne, Alon and two subsidiaries of Alon (Alon Assets and Alon Operating), Mr. Concienne exchanged 673.07 shares of non-voting common stock of Alon Assets and 252.73 shares of non-voting common stock of Alon Operating for 83,936 shares of common stock in Alon and a cash payment of $300,479.75 (prior to tax withholding obligations). The issuance of the shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On March 8, 2012, pursuant to the terms of Series B Convertible Preferred Stock Agreement, Alon issued 3,000,000 shares of 8.5% Series B Convertible Preferred Stock to a group of investors who held, in the aggregate, $30.0 million of notes issued by Alon Brands, Inc., the Alon Brands term loans, and 3,092,783 warrants to purchase shares of Alon common stock. Pursuant to such agreement, Alon repaid in full the obligations under the Alon Brands term loans and the warrants were surrendered to Alon. The terms of the Series B Convertible Preferred Stock are described in the Company's Certificate of Designation for the Series B Convertible Preferred Stock. The issuance of the Series B Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Stockholder Return Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.
The following performance graph compares the cumulative total stockholder return on Alon common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group for the cumulative five year period from December 31, 2006 to December 31, 2011, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The “Peer Group” includes HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation, Delek US Holdings, Inc., Western Refining, Inc. and CVR Energy, Inc..

	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
Alon	$100.00	$103.81	$35.43	$26.91	$24.14	$35.73
S&P 500	100.00	105.50	66.45	84.03	96.68	98.72
Peer Group	100.00	132.31	40.46	36.79	53.89	56.85

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected historical consolidated financial and operating data for our company. The selected historical consolidated statement of operations and consolidated statement of cash flows data for the years ended December 31, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected historical consolidated statement of operations and consolidated statement of cash flows data for the years ended December 31, 2011, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our financial statements include the results of the Krotz Springs refining business from July 1, 2008. As a result of this transaction, the financial and operating data for periods prior to the effective date of this transaction may not be comparable to the data for the years ended December 31, 2011, 2010, 2009 and 2008.
The following selected historical consolidated financial and operating data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$7,186,257	$4,030,743	$3,915,732	$5,156,706	$4,542,151
Operating costs and expenses	7,005,465	4,192,469	3,994,977	5,258,153	4,363,238
Gain on involuntary conversion of assets (1)	—	—	—	279,680	—
Gain (loss) on disposition of assets (2)	729	945	(1,591)	45,244	7,206
Operating income (loss)	181,521	(160,781)	(80,836)	223,477	186,119
Net income (loss) available to common stockholders	42,507	(122,932)	(115,156)	82,883	103,936
Earnings (loss) per share, basic	$0.77	$(2.27)	$(2.46)	$1.77	$2.22
Weighted average shares outstanding, basic	55,431	54,186	46,829	46,788	46,763
Earnings (loss) per share, diluted	$0.69	$(2.27)	$(2.46)	$1.72	$2.16
Weighted average shares outstanding, diluted	61,401	54,186	46,829	49,583	46,804
Cash dividends per common share	$0.16	0.16	0.16	0.16	0.16
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$69,560	$21,330	$283,145	$(812)	$123,950
Investing activities	(126,542)	(40,925)	(138,691)	(610,322)	(147,254)
Financing activities	142,361	50,845	(122,471)	560,973	27,753
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments	$157,066	$71,687	$40,437	$18,454	$95,911
Working capital	99,452	990	84,257	250,384	279,580
Total assets	2,330,382	2,088,521	2,132,789	2,413,433	1,581,386
Total debt	1,050,196	916,305	937,024	1,103,569	536,615
Total equity	395,784	341,767	431,918	536,867	403,922

(1)
Gain on involuntary conversion of assets reported in 2008 of $279.7 million represents the insurance proceeds received as a result of the Big Spring refinery fire in excess of the book value of the assets impaired of $25.3 million and demolition and repair expenses of $25.0 million incurred through December 31, 2008.

(2)
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. See Item 1A "Risk Factors."
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil;

•	changes in the spread between WTI crude oil and Light Louisiana Sweet and Heavy Louisiana Sweet crude oils, as well as the spread between California crudes such as Buena Vista and WTI;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in this Annual Report on Form 10-K under the caption “Risk Factors.”
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
Refining and Unbranded Marketing Segment. Our refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries.” The refineries in our refining and unbranded marketing segment have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States. At Bakersfield, we convert intermediate products into finished products and do not refine crude oil.
We market transportation fuels produced by our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because we supply our retail and branded marketing segment's convenience stores and unbranded distributors with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
We market refined products produced by our California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. We started up the Bakersfield hydrocracker unit in late June 2011 and began processing vacuum gas oil produced by our other California locations.
We market refined products produced by our Krotz Springs refinery to other refiners and third parties. The refinery’s location provides access to upriver markets on the Mississippi and Ohio Rivers and its docking facilities along the Atchafalaya River allow barge access. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the Southern and Eastern United States. The Krotz Springs refinery processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
Asphalt Segment. Our asphalt segment markets asphalt produced at our Big Spring and California refineries included in the refining and unbranded marketing segment and at our Willbridge, Oregon refinery. Asphalt produced by the refineries in our refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. Our asphalt segment markets asphalt through 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as through a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). We produce both paving and roofing grades of asphalt, including performance-graded asphalts, emulsions and cutbacks.
Retail and Branded Marketing Segment. Our retail and branded marketing segment operates 302 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven, Alon and FINA brand names. Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuels marketed in our branded business is supplied by our Big Spring refinery. In 2011, approximately 91% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery. Our convenience stores that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.
We market gasoline and diesel under the Alon and FINA brand names through a network of approximately 640 locations, including our convenience stores. Approximately 55% of the gasoline and 21% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the Alon and FINA brand names and provides credit card processing services to approximately 230 licensed locations that are not under fuel supply agreements with us.

Summary of 2011 Developments

•
We shut down the California refineries in December 2010, to redirect our resources towards the integration of the Bakersfield hydrocracker unit to process vacuum gas oil produced at our California refineries. The California refineries restarted operations in March and production from the Bakersfield hydrocracker began in June 2011.

•
In February 2011, we entered into a Supply and Offtake Agreement (the “Alon Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the Alon Supply and Offtake Agreement (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced by the Big Spring refinery.

•
In June 2011, we completed the Bakersfield refinery integration project marking the realization of the plan to have a hydrocracker unit to increase the light products yields of our California refineries. We began selling products produced by our Bakersfield refinery at the beginning of the third quarter of 2011.

•
At our Krotz Springs refinery, we completed several capital projects during the first two weeks of November 2011 that are intended to improve crude slate flexibility, FCC capacity and yields, and jet fuel yield. In addition, we completed arrangements that allowed us to to begin receiving WTI-priced crudes during December 2011 with the goal of processing on average 20,000 to 25,000 barrels per day of such crudes during 2012.

2011 Operational and Financial Highlights
Highlights for 2011 include:

•
Combined refinery throughput for 2011 averaged 146,149 bpd, consisting of 63,614 bpd at the Big Spring refinery, 22,815 bpd at the California refineries and 59,720 bpd at the Krotz Springs refinery, where throughput was reduced during the second quarter of 2011 due to flooding in Louisiana and the impact on crude oil supply to the refinery, compared to 105,868 bpd for 2010, consisting of 49,028 bpd at the Big Spring refinery, 17,596 bpd at the California refineries and 39,244 bpd at the Krotz Springs refinery.

•
Operating margin at the Big Spring refinery was $18.84 per barrel in 2011, compared to $6.03 per barrel in 2010. This increase is due to higher Gulf Coast 3/2/1 crack spreads and improved operating efficiencies at higher throughput rates.

•
Operating margin at the California refineries was $(1.31) per barrel in 2011, compared to $1.08 per barrel in 2010. This decrease primarily reflects the impact of the California refineries' shutdown until its restart in late March 2011 offset by higher West Coast 3/1/1/1 crack spreads and light product yields.

•
Operating margin at the Krotz Springs refinery was $3.05 per barrel in 2011, compared to $2.24 per barrel in 2010. This increase reflects the effects of the refinery being shut down for the first five months of 2010 and the increase in the Gulf Coast 2/1/1 high sulfur diesel crack spread.

•
The average sweet/sour spread for 2011 was $2.06 per barrel compared to $2.15 per barrel for 2010. The average LLS to WTI spread for 2011 was $16.76 per barrel compared to $2.49 per barrel for 2010. The average WTI to Buena Vista spread for 2011 was $(13.36) per barrel compared to $1.33 per barrel for 2010.

•
The average Gulf Coast 3/2/1 crack spread was $23.37 per barrel for 2011 compared to $8.22 per barrel for 2010. The average West Coast 3/1/1/1 crack spread for 2011 was $9.20 per barrel compared to $8.34 per barrel for 2010. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for 2011 was $7.00 per barrel compared to $5.26 per barrel for 2010.

•
Asphalt margins in 2011 were $26.99 per ton compared to $51.06 per ton in 2010. This decrease was due primarily to higher crude oil costs without having the ability to increase asphalt sales prices accordingly. The average blended asphalt sales price increased 13.4% from $477.26 per ton in 2010 to $541.44 per ton in 2011 and the average non-blended asphalt sales price increased $0.53 from $326.16 per ton in 2010 to $326.69 per ton in 2011. The average price of Buena Vista crude increased 38.9% from $78.08 per barrel in 2010 to $108.43 per barrel in 2011.

•
Retail fuel sales volume increased by 10.2% from 142.2 million gallons in 2010 to 156.7 million gallons in 2011. Branded fuel sales volume increased by 15.5% from 318.9 million gallons in 2010 to 368.4 million gallons in 2011.

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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We calculate the per barrel operating margin for each refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventory adjustments related to acquisitions).
We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast 3/2/1 crack spread. A 3/2/1 crack spread is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra-low sulfur diesel and the market value of West Texas Intermediate, or WTI, a light, sweet crude oil.
We compare our California refineries’ per barrel operating margin to the West Coast 3/1/1/1 crack spread. A 3/1/1/1 crack spread is calculated assuming that three barrels of a benchmark crude oil are converted into one barrel of gasoline, one barrel of diesel and one barrel of fuel oil. We calculate the West Coast 3/1/1/1 crack spread using the market values of West Coast LA CARBOB pipeline gasoline, LA ultra-low sulfur pipeline diesel, and LA 380 pipeline CST (fuel oil) and the market value of Buena Vista crude oil.
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

Asphalt. Earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the transfer prices for asphalt produced at our refineries in the refining and unbranded marketing segment. Asphalt is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. The asphalt segment also conducts operations and markets asphalt at our refinery located in Willbridge, Oregon. In addition to producing asphalt at our refineries, at times when refining margins are unfavorable we opportunistically purchase asphalt from other producers for resale. A portion of our asphalt sales are made using fixed price contracts for delivery at future dates. Because these contracts are priced at the market prices for asphalt at the time of the contract, a change in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, revenues from our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
Retail and Branded Marketing. Earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales volumes and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our Alon and FINA-branded distributors, together with licensing and credit card related fees generated from our Alon and FINA-branded distributors and licensees. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
Our financial condition and operating result over the three-year period ended December 31, 2011 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Refinery Acquisitions
In June 2010, we purchased the Bakersfield, California refinery from Big West of California, LLC, a subsidiary of Flying J, Inc. The refinery was non-operational at the time and required turnaround work and additional capital expenditures before it could be returned to operations and integrated with our other California refineries. In connection with the Bakersfield refinery acquisition, the acquisition date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a $17.5 million bargain purchase gain.
In June 2011, we completed the Bakersfield integration project marking the realization of the plan to have a hydrocracker unit to increase the light products yields of our California refineries. We began selling products produced by our Bakersfield refinery at the beginning of the third quarter of 2011.
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
We implemented new operating procedures at the Big Spring refinery during 2010 that resulted in reduced throughput.
The California refineries' throughput was lower during 2010 due to continued efforts to optimize asphalt production with demand and as a result of the shutdown in December 2010 until its restart in the first quarter of 2011 to redeploy resources for the integration of the Bakersfield refinery.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for years ended December 31, 2011, 2010 and 2009. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$7,186,257	$4,030,743	$3,915,732
Operating costs and expenses:
Cost of sales	6,462,947	3,712,358	3,502,782
Direct operating expenses	285,666	249,933	265,502
Selling, general and administrative expenses (2)	143,122	128,082	129,446
Depreciation and amortization (3)	113,730	102,096	97,247
Total operating costs and expenses	7,005,465	4,192,469	3,994,977
Gain (loss) on disposition of assets	729	945	(1,591)
Operating income (loss)	181,521	(160,781)	(80,836)
Interest expense (4)	(88,310)	(94,939)	(111,137)
Equity earnings of investees	5,128	5,439	24,558
Gain on bargain purchase (5)	—	17,480	—
Other income (loss), net (6)	(35,673)	9,716	331
Income (loss) before income tax expense (benefit)	62,666	(223,085)	(167,084)
Income tax expense (benefit)	18,918	(90,512)	(64,877)
Net income (loss)	43,748	(132,573)	(102,207)
Net income (loss) attributable to non-controlling interest	1,241	(9,641)	(8,551)
Accumulated dividends on preferred stock of subsidiary (7)	—	—	21,500
Net income (loss) available to common stockholders	$42,507	$(122,932)	$(115,156)
Earnings (loss) per share, basic	$0.77	$(2.27)	$(2.46)
Weighted average shares outstanding, basic (in thousands)	55,431	54,186	46,829
Earnings (loss) per share, diluted	$0.69	$(2.27)	$(2.46)
Weighted average shares outstanding, diluted (in thousands)	61,401	54,186	46,829
Cash dividends per share	$0.16	$0.16	$0.16
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$69,560	$21,330	$283,145
Investing activities	(126,542)	(40,925)	(138,691)
Financing activities	142,361	50,845	(122,471)
OTHER DATA:
Adjusted EBITDA (8) (A)	$263,977	$(44,475)	$42,891
Capital expenditures (9)	112,625	46,707	81,660
Capital expenditures to rebuild Big Spring refinery	—	—	46,769
Capital expenditures for turnaround and chemical catalyst	9,734	13,131	24,699

(A)
Adjusted EBITDA does not exclude loss on heating oil call option crack spread contracts of $36,280 for the year ended December 31, 2011. The heating oil call option crack spread contracts are considered a financing activity. Adjusted EBITDA excluding the loss on these heating oil call option crack spread contracts would be $300,257.

	As of December 31,
	2011	2010
BALANCE SHEET DATA:
Cash and cash equivalents	$157,066	$71,687
Working capital	99,452	990
Total assets	2,330,382	2,088,521
Total debt	1,050,196	916,305
Total equity	395,784	341,767

(1)	Includes excise taxes on sales by the retail segment of $60,686, $54,930 and $47,137 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $752, $752 and $757 for the years ended December 31, 2011, 2010 and 2009, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $1,925, $1,380 and $724 for the years ended December 31, 2011, 2010 and 2009, respectively, which are not allocated to our three operating segments.

(4)
Interest expense of $94,939 for the year ended December 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility. Interest expense for the year ended December 31, 2009, includes $20,482 of unamortized debt issuance costs written off as a result of prepayments of $163,819 of term debt in October 2009. Interest expense for 2009 also includes $5,715 related to the liquidation of heating oil hedges in the second quarter of 2009.

(5)
In connection with the Bakersfield refinery acquisition in 2010, the acquisition date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a $17,480 bargain purchase gain.

(6)
Other income (loss), net for the year ended December 31, 2011, is substantially the loss on heating oil crack spread contracts. Other income (loss), net for the year ended December 31, 2010, includes a gain from the sale of our investment in Holly Energy Partners of $7,277 and a loss on heating oil crack spread contracts of $4,119.

(7)
Accumulated dividends on preferred stock of subsidiary for the year ended December 31, 2009, represent dividends of $12,900 for the conversion of the preferred stock into Alon common stock. Also included for the year ended December 31, 2009, is $8,600 of accumulated dividends through December 31, 2009.

(8)
See “- Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income (loss) available to common stockholders to Adjusted EBITDA for the periods presented.

(9)	Includes corporate capital expenditures of $1,540, $2,335 and $3,704 for the years ended December 31, 2011, 2010 and 2009, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT
	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$6,544,913	$3,454,115	$3,359,043
Operating costs and expenses:
Cost of sales	5,996,772	3,311,771	3,117,528
Direct operating expenses	243,018	205,838	221,378
Selling, general and administrative expenses	32,207	22,764	29,376
Depreciation and amortization	88,968	80,401	76,252
Total operating costs and expenses	6,360,965	3,620,774	3,444,534
Gain (loss) on disposition of assets	12	659	(1,042)
Operating income (loss)	$183,960	$(166,000)	$(86,533)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$18.84	$6.03	$4.35
Refinery operating margin – CA Refineries (2)	(1.31)	1.08	1.83
Refinery operating margin – Krotz Springs (2)	3.05	2.24	5.66
Refinery direct operating expense – Big Spring (3)	4.25	5.06	4.21
Refinery direct operating expense – CA Refineries (3)	7.32	7.73	4.82
Refinery direct operating expense – Krotz Springs (3)	3.67	4.36	4.22
Capital expenditures	90,667	38,136	71,555
Capital expenditures to rebuild Big Spring refinery	—	—	46,769
Capital expenditures for turnaround and chemical catalyst	9,734	13,131	24,699
PRICING STATISTICS:
WTI crude oil (per barrel)	$95.07	$79.41	$61.82
WTS crude oil (per barrel)	93.01	77.26	60.30
Buena Vista crude oil (per barrel)	108.43	78.08	59.62
LLS crude oil (per barrel)	110.98	80.61	60.90
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$23.37	$8.22	$7.24
Crack spreads (3/1/1/1) (per barrel):
West Coast	$9.20	$8.34	$9.60
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$7.00	$5.26	$5.58
Crude oil differentials (per barrel):
WTI less WTS	$2.06	$2.15	$1.52
LLS less WTI	16.76	2.49	0.92
WTI less Buena Vista	(13.36)	1.33	2.20
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.75	$2.05	$1.64
Gulf Coast ultra-low sulfur diesel	2.97	2.16	1.66
Gulf Coast high sulfur diesel	2.91	2.10	1.62
West Coast LA CARBOB (unleaded gasoline)	2.89	2.21	1.85
West Coast LA ultra-low sulfur diesel	3.05	2.21	1.71
Natural gas (per MMBTU)	4.03	4.38	4.16

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	Year Ended December 31,
	2011		2010		2009
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	51,202	80.4	39,349	80.2	48,340	80.8
Sweet crude	10,023	15.8	7,288	14.9	9,238	15.4
Blendstocks	2,389	3.8	2,391	4.9	2,292	3.8
Total refinery throughput (4)	63,614	100.0	49,028	100.0	59,870	100.0
Refinery production:
Gasoline	31,105	49.1	24,625	50.7	26,826	45.0
Diesel/jet	20,544	32.3	15,869	32.7	19,136	32.2
Asphalt	4,539	7.1	2,827	5.8	5,289	8.9
Petrochemicals	3,837	6.0	2,939	6.0	2,928	4.9
Other	3,488	5.5	2,341	4.8	5,327	9.0
Total refinery production (5)	63,513	100.0	48,601	100.0	59,506	100.0
Refinery utilization (6)		90.8%		68.2%		82.3%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	Year Ended December 31,
	2011		2010		2009
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	5,677	24.9	3,502	19.9	13,408	43.0
Heavy crude	14,962	65.6	13,688	77.8	17,420	55.9
Blendstocks	2,176	9.5	406	2.3	330	1.1
Total refinery throughput (4)	22,815	100.0	17,596	100.0	31,158	100.0
Refinery production:
Gasoline	4,969	22.0	2,629	15.4	4,920	16.2
Diesel/jet	7,938	35.1	3,704	21.6	7,123	23.5
Asphalt	6,632	29.4	5,919	34.6	8,976	29.5
Light unfinished	—	—	—	—	117	0.4
Heavy unfinished	2,292	10.2	4,483	26.2	8,813	29.0
Other	735	3.3	372	2.2	418	1.4
Total refinery production (5)	22,566	100.0	17,107	100.0	30,367	100.0
Refinery utilization (6)		28.5%		25.9%		46.2%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	Year Ended December 31,
	2011		2010		2009
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	47,177	79.0	23,810	60.7	22,942	47.5
Heavy sweet crude	11,802	19.8	14,535	37.0	22,258	46.0
Blendstocks	741	1.2	899	2.3	3,137	6.5
Total refinery throughput (4)	59,720	100.0	39,244	100.0	48,337	100.0
Refinery production:
Gasoline	24,852	41.4	15,812	40.1	22,264	45.4
Diesel/jet	27,436	45.6	18,986	48.2	21,318	43.4
Heavy Oils	2,904	4.8	1,515	3.8	1,238	2.5
Other	4,914	8.2	3,107	7.9	4,258	8.7
Total refinery production (5)	60,106	100.0	39,420	100.0	49,078	100.0
Refinery utilization (6)		77.9%		46.1%		65.3%

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

The refinery operating margin for the year ended December 31, 2011, excludes a benefit from inventory reductions of $22,460. The refinery operating margin for the year ended December 31, 2011 for the Krotz Springs refinery excludes unrealized hedging gains of $32,742. The refinery operating margin for the year ended December 31, 2010, excludes an unrealized loss associated with consignment inventory of $8,942. The refinery operating margin for the year ended December 31, 2010, excludes a benefit of $4,515 to cost of sales for inventory adjustments related to the Bakersfield refinery acquisition.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes. Direct operating expenses related to the period prior to the startup of the Bakersfield refinery of $3,356 and $3,373 for the years ended December 31, 2011 and 2010, respectively, have been excluded from the per barrel measurement calculation.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The throughput data of the California refineries for the year ended December 31, 2011, reflects substantially eight months of operations due to the integration during the first three months of the year and work performed in December to the Bakersfield hydrocracker unit. The throughput data of the California refineries for the year ended December 31, 2010, reflects eleven months of throughput data as the California refineries were shutdown in December to redeploy resources for the integration of the Bakersfield refinery acquired in June 2010. The throughput data of the Krotz Springs refinery for the year ended December 31, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery and a two week shutdown in November for the tie-in of capital projects work. The throughput data of the Krotz Springs refinery for the year ended December 31, 2010, reflects substantially seven months of operations beginning in June 2010 due to the restart after major turnaround activity.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$554,549	$399,334	$440,915
Operating costs and expenses:
Cost of sales (1)	524,964	355,272	386,050
Direct operating expenses	42,648	44,095	44,124
Selling, general and administrative expenses	5,080	5,542	4,588
Depreciation and amortization	6,376	6,875	6,807
Total operating costs and expenses	579,068	411,784	441,569
Operating loss	$(24,519)	$(12,450)	$(654)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	915	780	994
Non-blended asphalt sales volume (tons in thousands) (3)	181	83	197
Blended asphalt sales price per ton (2)	$541.44	$477.26	$409.88
Non-blended asphalt sales price per ton (3)	326.69	326.16	170.05
Asphalt margin per ton (4)	26.99	51.06	46.07
Capital expenditures	3,225	1,557	2,579

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

RETAIL AND BRANDED MARKETING SEGMENT
	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,437,449	$1,044,851	$808,221
Operating costs and expenses:
Cost of sales (2)	1,291,865	912,872	691,651
Selling, general and administrative expenses	105,083	99,024	94,725
Depreciation and amortization	16,461	13,440	13,464
Total operating costs and expenses	1,413,409	1,025,336	799,840
Gain (loss) on disposition of assets	717	286	(549)
Operating income	$24,757	$19,801	$7,832
KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	368,421	318,935	274,101
Branded fuel margin (cents per gallon) (3)	4.5	6.2	5.8
Number of stores (end of period)	302	304	308
Retail fuel sales (thousands of gallons)	156,662	142,155	120,697
Retail fuel sales (thousands of gallons per site per month) (4)	43	39	33
Retail fuel margin (cents per gallon) (5)	16.4	12.9	13.9
Retail fuel sales price (dollars per gallon) (6)	$3.41	$2.70	$2.29
Merchandise sales	$298,233	$281,674	$268,785
Merchandise sales (per site per month) (4)	$82	$77	$73
Merchandise margin (7)	32.8%	31.9%	30.7%
Capital expenditures	$17,193	$4,679	$3,822

(1)
Includes excise taxes on sales by the retail segment of $60,686, $54,930 and $47,137 for the years ended December 31, 2011, 2010 and 2009, respectively. Net sales also includes net royalty and related net credit card fees of $5,526, $4,221 and $1,382 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net Sales
Consolidated. Net sales for the year ended December 31, 2011 were $7,186.3 million, compared to $4,030.7 million for the year ended December 31, 2010, an increase of $3,155.6 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our asphalt and retail and branded marketing segments and higher refined product prices.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $6,544.9 million for the year ended December 31, 2011, compared to $3,454.1 million for the year ended December 31, 2010, an increase of $3,090.8 million. This increase was due to higher refined product prices and higher refinery throughput in the year ended December 31, 2011 compared to the same period last year.
Combined refinery throughput for the year ended December 31, 2011, averaged 146,149 bpd, consisting of 63,614 bpd at the Big Spring refinery, 22,815 bpd at the California refineries and 59,720 bpd at the Krotz Springs refinery, compared to a combined average throughput of 105,868 bpd for the year ended December 31, 2010, consisting of 49,028 bpd at the Big Spring refinery, 17,596 bpd at the California refineries and 39,244 bpd at the Krotz Springs refinery.
The increase in refined product prices that our refineries experienced reflected the price increases experienced in each refinery's respective markets. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2011, increased $0.70, or 34.1%, to $2.75, compared to $2.05 for the year ended December 31, 2010. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the year ended December 31, 2011, increased $0.81, or 37.5%, to $2.97, compared to $2.16 for the year ended December 31, 2010. The average per gallon price for Gulf Coast high-sulfur diesel for the year ended December 31, 2011, increased $0.81, or 38.6%, to $2.91, compared to $2.10 for the year ended December 31, 2010. The average per gallon price of West Coast LA CARBOB gasoline for the year ended December 31, 2011, increased $0.68, or 30.8%, to $2.89, compared to $2.21 for the year ended December 31, 2010. The average price per gallon of West Coast LA ultra low-sulfur diesel for the year ended December 31, 2011, increased $0.84, or 38.0%, to $3.05, compared to $2.21 for the year ended December 31, 2010.
Asphalt Segment. Net sales for our asphalt segment were $554.5 million for the year ended December 31, 2011, compared to $399.3 million for the year ended December 31, 2010, an increase of $155.2 million or 38.9%. This increase was due primarily to an increase in asphalt sales volumes and higher asphalt sales price for our blended asphalt product for the year ended December 31, 2011. The asphalt sales volume increased 27.0% from 863 thousand tons for the year ended December 31, 2010, to 1,096 thousand tons for the year ended December 31, 2011. The average blended asphalt sales price increased 13.4% from $477.26 per ton for the year ended December 31, 2010, to $541.44 per ton for the year ended December 31, 2011, and the average non-blended asphalt sales price increased 0.2% from $326.16 per ton for the year ended December 31, 2010, to $326.69 per ton for the year ended December 31, 2011.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $1,437.4 million for the year ended December 31, 2011, compared to $1,044.9 million for the year ended December 31, 2010, an increase of $392.5 million or 37.6%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volumes and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $6,462.9 million for the year ended December 31, 2011, compared to $3,712.4 million for the year ended December 31, 2010, an increase of $2,750.5 million. This increase was primarily due to higher refinery throughput volumes in our refining and unbranded marketing segment, increased sales volumes in our asphalt and retail and branded marketing segments and higher crude oil prices.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $5,996.8 million for the year ended December 31, 2011, compared to $3,311.8 million for the year ended December 31, 2010, an increase of $2,685.0 million. This increase was primarily due to increased refinery throughput as well as an increase in the cost of crude oil used by our refineries. The average price of WTI increased 19.7% from $79.41 per barrel for the year ended December 31, 2010, to $95.07 per barrel for the year ended December 31, 2011. The average price of Buena Vista crude increased 38.9% from $78.08 per barrel for the year ended December 31, 2010, to $108.43 per barrel for the year ended December 31, 2011. The average price of LLS crude increased 37.7% from $80.61 per barrel for the year ended December 31, 2010, to $110.98 per barrel for the year ended December 31, 2011.
Asphalt Segment. Cost of sales for our asphalt segment were $525.0 million for the year ended December 31, 2011, compared to $355.3 million for the year ended December 31, 2010, an increase of $169.7 million or 47.8%. The increase was due to higher asphalt sales volumes and higher crude oil costs for the year ended December 31, 2011 compared to the year ended December 31, 2010.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $1,291.9 million for the year ended December 31, 2011, compared to $912.9 million for the year ended December 31, 2010, an increase of $379.0 million or 41.5%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volumes and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $285.7 million for the year ended December 31, 2011, compared to $249.9 million for the year ended December 31, 2010, an increase of $35.8 million or 14.3%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the year ended December 31, 2011 were $243.0 million, compared to $205.8 million for the year ended December 31, 2010, an increase of $37.2 million or 18.1%. This increase is due primarily to expenses associated with the startup of operations at our Bakersfield refinery and increased refinery throughput.
Asphalt Segment. Direct operating expenses for our asphalt segment for the year ended December 31, 2011, were $42.6 million, compared to $44.1 million for the year ended December 31, 2010, a decrease of $1.5 million or 3.4%. This decrease is primarily due to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2011, were $143.1 million, compared to $128.1 million for the year ended December 31, 2010, an increase of $15.0 million or 11.7%, primarily due to higher employee-related costs and higher advertising and marketing costs for the year ended December 31, 2011.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the year ended December 31, 2011, were $32.2 million, compared to $22.8 million for the year ended December 31, 2010, an increase of $9.4 million or 41.2%. This increase was primarily due to higher employee-related costs in the year ended December 31, 2011, and $3.5 million related to net bad debt recoveries and insurance premium refunds in the year ended December 31, 2010.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2011, were $5.1 million, compared to $5.5 million for the year ended December 31, 2010, a decrease of $0.4 million or 7.2%. This decrease is due primarily to lower employee related costs for the year ended December 31, 2011.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the year ended December 31, 2011, were $105.1 million, compared to $99.0 million for the year ended December 31, 2010, an increase of $6.1 million or 6.2%. This increase was primarily attributable to higher advertising and marketing costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2011, was $113.7 million, compared to $102.1 million for the year ended December 31, 2010, an increase of $11.6 million or 11.4%, due primarily to capital expenditures for the acquisition and integration of the Bakersfield refining assets which began operations in June 2011. Also, depreciation and amortization for the year ended December 31, 2011, includes a full year of amortization of turnaround costs related to the 2010 Krotz Springs turnaround and restart in June 2010, and the write-off of deferred costs for our retail and marketing segment.
Operating Income (Loss)
Consolidated. Operating income (loss) for the year ended December 31, 2011, was $181.5 million, compared to $(160.8) million for the year ended December 31, 2010, an increase of $342.3 million. This increase was primarily due to overall higher refinery margins and throughput, higher retail fuel sales volumes and margins and increased merchandise sales and margins.
Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was $184.0 million for the year ended December 31, 2011, compared to $(166.0) million for the year ended December 31, 2010, an increase of $350.0 million. This increase was primarily due to overall higher refining margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $18.84 per barrel for the year ended December 31, 2011, compared to $6.03 per barrel for the year ended December 31, 2010. This increase is primarily due to higher Gulf Coast 3/2/1 crack spreads. The average Gulf Coast 3/2/1 crack spread increased 184.3% to $23.37 per barrel for the year ended December 31, 2011, compared to $8.22 per barrel for the year ended December 31, 2010. Refinery operating margin at the

California refineries was $(1.31) per barrel for the year ended December 31, 2011, compared to $1.08 per barrel for the year ended December 31, 2010. This decrease reflects the impact of the California refineries' shutdown until its restart in late March 2011, offset by higher West Coast 3/1/1/1 crack spreads. The average West Coast 3/1/1/1 crack spreads increased 10.3% to $9.20 per barrel for the year ended December 31, 2011, compared to $8.34 per barrel for the year ended December 31, 2010. The Krotz Springs refinery operating margin for the year ended December 31, 2011, was $3.05 per barrel, compared to $2.24 per barrel for the year ended December 31, 2010. The Krotz Springs refinery restarted operations in June 2010 after being down for the first five months of 2010 for a major turnaround. Additionally, the average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2011, was $7.00 per barrel, compared to $5.26 per barrel for the year ended December 31, 2010.
Asphalt Segment. Operating loss for our asphalt segment was $24.5 million for the year ended December 31, 2011, compared to $12.5 million for the year ended December 31, 2010, an increase of $12.0 million or 96.4%. This increase in loss was primarily due to the decrease in asphalt sales margins resulting from the greater increase in crude oil prices relative to the increase in our asphalt sales prices.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $24.8 million for the year ended December 31, 2011, compared to $19.8 million for the year ended December 31, 2010, an increase of $5.0 million. This increase was primarily due to higher retail fuel sales volumes and margins and higher merchandise sales and margins.
Interest Expense
Interest expense was $88.3 million for the year ended December 31, 2011, compared to $94.9 million for the year ended December 31, 2010, a decrease of $6.6 million, or 7.0%. This decrease is primarily due to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility for the year ended December 31, 2010.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $18.9 million for the year ended December 31, 2011, compared to $(90.5) million for the year ended December 31, 2010. This increase resulted from our higher pre-tax income for the year ended December 31, 2011, compared to the year ended December 31, 2010, and a decrease in the effective tax rate. Our effective tax rate was 30.2% for the year ended December 31, 2011, compared to an effective tax rate of 37.6% for the year ended December 31, 2010. The lower effective tax rate for the year ended December 31, 2011, was due primarily to benefits arising from carry-back claims on prior year income taxes.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest was $1.2 million for the year ended December 31, 2011, compared to $(9.6) million for the year ended December 31, 2010, an increase of $10.8 million primarily due to its proportional share of the higher after-tax income in 2011.
Net Income (Loss) Available to Common Stockholders
Net income (loss) available to common stockholders was $42.5 million for the year ended December 31, 2011, compared to $(122.9) million for the year ended December 31, 2010, an increase of $165.4 million. This increase was attributable to the factors discussed above.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net Sales
Consolidated. Net sales for the year ended December 31, 2010 were $4,030.7 million, compared to $3,915.7 million for the year ended December 31, 2009, an increase of $115.0 million or 2.9%. This increase was due to higher refined product prices and higher motor fuel volumes and merchandise sales, partially offset by lower refinery throughput and lower asphalt sales volumes.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $3,454.1 million for the year ended December 31, 2010, compared to $3,359.0 million for the year ended December 31, 2009, an increase of $95.1 million or 2.8%. This increase was primarily due to higher refined product prices partially offset by lower refinery throughput in the year ended December 31, 2010.

Combined refinery throughput for the year ended December 31, 2010 averaged 105,868 bpd, consisting of 49,028 bpd at the Big Spring refinery, 17,596 bpd at the California refineries, and 39,244 bpd at the Krotz Springs refinery compared to average total refinery throughput for the year ended December 31, 2009 of 139,365 bpd, consisting of 59,870 bpd at the Big Spring refinery, 31,158 bpd at the California refineries and 48,337 at the Krotz Springs refinery. The Big Spring refinery throughput was lower as a result of efforts to implement new operating procedures and the California refineries' throughput was lower due to our continued efforts to optimize asphalt production with demand and the redeployment of resources to integrate the Bakersfield refinery. The Krotz Springs refinery throughput was lower due to its shutdown for turnaround activities until its restart in June 2010.
The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2010 increased $0.41, or 25.0%, to $2.05, compared to $1.64 for the year ended December 31, 2009. The average Gulf Coast ultra-low sulfur diesel per gallon price for the year ended December 31, 2010 increased $0.50, or 30.1%, to $2.16, compared to $1.66 for the year ended December 31, 2009. The average per gallon price for Gulf Coast high sulfur diesel for the year ended December 31, 2010, increased $0.48, or 29.6%, to $2.10, compared to $1.62 for the year ended December 31, 2009. The average per gallon price of West Coast LA CARBOB gasoline for the year ended December 31, 2010 increased $0.36, or 19.4%, to $2.21, compared to $1.85 for the year ended December 31, 2009. The average West Coast LA ultra-low sulfur diesel price for the year ended December 31, 2010 increased $0.50, or 29.2%, to $2.21, compared to $1.71 for the year ended December 31, 2009.
Asphalt Segment. Net sales for our asphalt segment were $399.3 million for the year ended December 31, 2010, compared to $440.9 million for the year ended December 31, 2009, a decrease of $41.6 million or 9.4%. This decrease was due to a decrease in asphalt sales volumes, partially offset by higher asphalt sales prices for the year ended December 31, 2010. The asphalt sales volumes decreased 27.5%, from 1,191 thousand tons for the year ended December 31, 2009 to 863 thousand tons for the year ended December 31, 2010. The average blended asphalt sales price increased 16.4% from $409.88 per ton for the year ended December 31, 2009 to $477.26 per ton for the year ended December 31, 2010 and the average non-blended asphalt sales price increased 91.8% from $170.05 per ton for the year ended December 31, 2009 to $326.16 per ton for the year ended December 31, 2010.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $1,044.9 million for the year ended December 31, 2010, compared to $808.2 million for the year ended December 31, 2009, an increase of $236.7 million or 29.3%. This increase was attributable to increases in motor fuel prices, motor fuel volumes and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $3,712.4 million for the year ended December 31, 2010, compared to $3,502.8 million for the year ended December 31, 2009, an increase of $209.6 million or 6.0%. This increase was due to increased costs in all segments due to higher crude oil prices, higher motor fuel volumes and merchandise sales and the realized gain recognized for the year ended December 31, 2009 for the unwind of the heating oil hedge, partially offset by lower refinery throughput and lower asphalt sales volumes.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $3,311.8 million for the year ended December 31, 2010, compared to $3,117.5 million for the year ended December 31, 2009, an increase of $194.3 million or 6.2%. This increase was due to higher crude oil costs and the realized gain recognized in the year ended December 31, 2009 for the unwind of the heating oil hedge, partially offset by lower refinery throughput volumes. The average price of WTI per barrel for the year ended December 31, 2010 increased $17.59 per barrel to $79.41 per barrel, compared to $61.82 per barrel for the year ended December 31, 2009, an increase of 28.5%. The average price of Buena Vista crude increased 31.0% from $59.62 per barrel for the year ended December 31, 2009, to $78.08 per barrel for the year ended December 31, 2010. The average price of LLS crude increased 32.4% from $60.90 per barrel for the year ended December 31, 2009, to $80.61 per barrel for the year ended December 31, 2010.
Asphalt Segment. Cost of sales for our asphalt segment were $355.3 million for the year ended December 31, 2010, compared to $386.0 million for the year ended December 31, 2009, a decrease of $30.7 million or 8.0%. This decrease was due to lower asphalt sales volumes partially offset by higher crude oil costs for the year ended December 31, 2010.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment was $912.9 million for the year ended December 31, 2010, compared to $691.7 million for the year ended December 31, 2009, an increase of $221.2 million or 32.0%. This increase was attributable to increases in motor fuel prices, motor fuel volumes and merchandise costs for the year ended December 31, 2010.
Direct Operating Expenses
Consolidated. Direct operating expenses were $249.9 million for the year ended December 31, 2010, compared to $265.5 million for the year ended December 31, 2009, a decrease of $15.6 million or 5.9%. This decrease was due to lower refinery throughput volumes for the year ended December 31, 2010.

Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the year ended December 31, 2010 were $205.8 million, compared to $221.4 million for the year ended December 31, 2009, a decrease of $15.6 million or 7.0%. This decrease was due to lower refinery throughput volumes for the year ended December 31, 2010 compared to the prior year, which was partially offset by the acquisition of the Bakersfield refinery in 2010.
Asphalt Segment. Direct operating expenses for our asphalt segment for the years ended December 31, 2010 and 2009 were $44.1 million.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2010 were $128.1 million, compared to $129.4 million for the year ended December 31, 2009, a decrease of $1.3 million or 1.0%.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the year ended December 31, 2010 were $22.8 million, compared to $29.4 million for the year ended December 31, 2009, a decrease of $6.6 million or 22.4%. This decrease was due to net bad debt recoveries of $1.5 million for the year ended December 31, 2010 compared to bad debt expense of $3.3 million for the year ended December 31, 2009.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2010 were $5.5 million, compared to $4.6 million for the year ended December 31, 2009, an increase of $0.9 million or 19.6%. This increase is due to higher employee related costs for the year ended December 31, 2010.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the year ended December 31, 2010 were $99.0 million, compared to $94.7 million for the year ended December 31, 2009, an increase of $4.3 million or 4.5%. This increase was attributable to increased payroll and related costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2010 was $102.1 million, compared to $97.2 million for the year ended December 31, 2009, an increase of $4.9 million or 5.0%. This increase was primarily attributable to depreciation on the capital expenditures placed into service during the fourth quarter of 2009 and in 2010.
Operating Income (Loss)
Consolidated. Operating loss for the year ended December 31, 2010 was $160.8 million, compared to $80.8 million for the year ended December 31, 2009, an increase of $80.0 million. This increase in loss was due to lower refinery throughput and margins, lower asphalt sales volumes and the realized gain recognized in the year ended December 31, 2009 for the unwind of the heating oil hedge, partially offset by higher motor fuel volumes and higher merchandise sales and margins.
Refining and Unbranded Marketing Segment. Operating loss for our refining and unbranded marketing segment was $166.0 million for the year ended December 31, 2010, compared to $86.5 million for the year ended December 31, 2009, an increase of $79.5 million. This increase in loss was due to lower refinery throughput at all our refineries, lower refining margins at our Krotz Springs and California refineries for the year ended December 31, 2010 compared to the prior year and the realized gain recognized in the year ended December 31, 2009 for the unwind of the heating oil hedge. This was partially offset by higher margins at our Big Spring refinery, lower direct operating costs and net bad debt recoveries of $1.5 million in the year ended December 31, 2010 compared to bad debt expense of $3.3 million for the year ended December 31, 2009.
Refinery operating margin at the Big Spring refinery was $6.03 per barrel for the year ended December 31, 2010 compared to $4.35 per barrel for the year ended December 31, 2009. The Big Spring refinery light product yields were approximately 89.4% for the year ended December 31, 2010 and 82.1% for the year ended December 31, 2009. Refinery operating margin at the California refineries was $1.08 per barrel for the year ended December 31, 2010 compared to $1.83 per barrel for the year ended December 31, 2009. The Krotz Springs refinery operating margin for the year ended December 31, 2010 was $2.24 per barrel compared to $5.66 per barrel for the year ended December 31, 2009.
Asphalt Segment. Operating loss for our asphalt segment was $12.5 million for the year ended December 31, 2010, compared to $0.6 million for the year ended December 31, 2009, an increase of $11.9 million. This increase was due to lower sales volumes for the year ended December 31, 2010.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $19.8 million for the year ended December 31, 2010, compared to $7.8 million for the year ended December 31, 2009, an increase of $11.8 million. This increase was attributable to higher motor fuel volumes and higher merchandise sales and margins.

Interest Expense
Interest expense was $94.9 million for the year ended December 31, 2010, compared to $111.1 million for the year ended December 31, 2009, a decrease of $16.2 million or 14.6%.This decrease is primarily due to $20.5 million of unamortized debt issuance costs written off as a result of the prepayment of $163.8 million of term debt in the year ended December 31, 2009 and $5.7 million of interest expenses related to the liquidation of our heating oil hedge in 2009. This was partially offset by $6.7 million of debt issuance costs written off associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility in 2010.
Gain from Bargain Purchase
In connection with the Bakersfield refinery acquisition in June 2010, the acquisition date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a $17.5 million bargain purchase gain for the year ended December 31, 2010.
Income Tax Benefit
Income tax benefit was $90.5 million for the year ended December 31, 2010, compared to $64.9 million for the year ended December 31, 2009, an increase of $25.6 million. This increase in income tax benefit was attributable to our lower 2010 taxable income compared to 2009. The pre-tax loss for the year ended December 31, 2010 includes the $17.5 million non-taxable bargain purchase gain. Our effective tax rate was 37.6% for the year ended December 31, 2010, excluding the $17.5 million non-taxable bargain purchase gain, compared to an effective tax rate of 38.8% for the year ended December 31, 2009.
Net Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest was $9.6 million for the year ended December 31, 2010, compared to $8.6 million for the year ended December 31, 2009, an increase of $1.0 million.
Net Loss Available to Common Stockholders
Net loss available to common stockholders was $122.9 million for the year ended December 31, 2010, compared to $115.2 million for the year ended December 31, 2009, an increase in loss of $7.7 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake arrangements, other credit lines and advances from affiliates.
We have agreements with J. Aron for the supply of crude oil that will support the operations of the Big Spring refinery, the Krotz Springs refinery and the California refineries. These agreements substantially reduce our need to issue letters of credit to support crude oil purchases. In addition, the structure allows us to acquire crude oil without the constraints of a maximum facility size during periods of high crude oil prices.
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

Cash Flows
The following table sets forth our consolidated cash flows for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$69,560	$21,330	283,145
Investing activities	(126,542)	(40,925)	(138,691)
Financing activities	142,361	50,845	(122,471)
Net increase in cash and cash equivalents	$85,379	$31,250	$21,983
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2011, was $69.6 million, compared to $21.3 million for the year ended December 31, 2010. The change in cash provided by operating activities of $48.2 million is primarily attributable to the increase of approximately $317.7 million in net income, adjusted for non-cash adjustments such as deferred income tax expense, bargain purchase gain, gain on the disposition of assets and depreciation, during the year ended December 31, 2011 compared to 2010. These non-cash adjustments were offset primarily by a decrease of inventory of $91.3 million in 2010 compared to an increase in inventory of $7.4 million in 2011 which was mainly due to the integration of the Bakersfield hydrocracker unit and an increase in accounts receivable of $114.7 million due to higher refinery throughput during the year ended December 31, 2011 compared to 2010. Additionally, 2010 included $56.7 million of income tax refunds compared to $5.6 million, net received in 2011.
Net cash provided by operating activities for the year ended December 31, 2010 was $21.3 million, compared to $283.1 million for the year ended December 31, 2009. The change of $261.9 million in net cash provided by operating activities for the year ended December 31, 2010 is primarily attributable to the difference of $162.7 million in net income, adjusted for non-cash reconciling items during the year ended December 31, 2010 compared to 2009, and the receipt of proceeds from the liquidation of our heating oil crack spread hedge during the year ended December 31, 2009 of $133.6 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $126.5 million for the year ended December 31, 2011, compared to $40.9 million for the year ended December 31, 2010. The change in net cash used in investing activities of $85.6 million was principally due to an increase in capital expenditures of $65.9 million in the year ended December 31, 2011, which primarily related to the integration of the Bakersfield hydrocracker unit, and a decrease in proceeds from the disposition of assets of $19.6 million, as compared to the year ended December 31, 2010.
Net cash used in investing activities was $40.9 million for the year ended December 31, 2010, compared to $138.7 million for the year ended December 31, 2009. The change in net cash used in investing activities of $97.8 was primarily due to lower capital expenditures of $93.3 million, proceeds received from the disposition of assets and sale of securities of $22.0 million and $36.9 million, respectively, and a decrease in the earnout payments made to Valero of $10.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This was partially offset by the acquisition of the Bakersfield refinery of $32.4 million during the year ended December 31, 2010 and insurance proceeds of $34.1 million received in the year ended December 31, 2009 to rebuild the Big Spring refinery.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $142.4 million during the year ended December 31, 2011, compared to $50.8 million during the year ended December 31, 2010. The change in net cash provided by financing activities of $91.5 million is primarily attributable to a $144.7 million increase in revolving credit balances, net, proceeds from the sale of common stock of $11.9 million and an increase in the net proceeds from long-term debt of $20.6 million during the year ended December 31, 2011, partially offset by a decrease in the proceeds from inventory supply agreements of $44.6 million during the year ended December 31, 2011 and the proceeds from the sale of preferred stock of $40.0 million during the year ended December 31, 2010.
Net cash provided by (used in) financing activities was $50.8 million for the year ended December 31, 2010 compared to ($122.5) million for the year ended December 31, 2009. The change in net cash used in financing activities of $173.4 million was primarily attributable to the proceeds received from the sale of preferred stock of $40.0 million, cash received from the inventory supply agreement of $45.8 million during the year ended December 31, 2010, compared to cash received from an inventory supply agreement of $20.2 million during the year ended December 31, 2009, as well as an overall decrease in payments made on long-term debt and debt issuance costs during the year ended December 31, 2010.
Cash and Cash Equivalents
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
As of December 31, 2011, our total cash and cash equivalents were $157.1 million and we had total debt of $1,050.2 million.
Indebtedness
Alon USA Energy, Inc. Credit Facilities
Term Loan Credit Facility. We have a term loan (the “Alon Energy Term Loan”) that will mature on August 2, 2013. Principal payments of $4.5 million per annum are paid in quarterly installments, subject to reduction from mandatory repayments associated with certain events.
Borrowings under the Alon Energy Term Loan bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor's Rating Service and Moody's Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate.
The Alon Energy Term Loan is jointly and severally guaranteed by all of our subsidiaries except for our retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield acquisition. The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of our remaining assets. Both liens exclude the assets of our retail subsidiaries, those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield acquisition.
The Alon Energy Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
At December 31, 2011 and 2010, the Alon Energy Term Loan had an outstanding balance of $425.3 million and $429.8 million, respectively.
Letter of Credit Facility. In March 2010, we entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letter of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60.0 million and with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate on January 31, 2013. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants. At December 31, 2011 and 2010, we had $47.6 million and $60.0 million, respectively, of outstanding letters of credit under this facility. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
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
The Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets and (ii) a second lien on our fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), other than asphalt inventories at all locations except those located at the California refineries, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and our retail subsidiaries.
The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $200.0 million and $122.0 million were outstanding under the Alon USA LP Credit Facility at December 31, 2011 and 2010, respectively. At December 31, 2010 and 2009, outstanding letters of credit under the Alon USA

LP Credit Facility were $35.5 million and $117.0 million, respectively.
In March 2012, the Alon USA LP Credit Facility maturity date was extended through March 1, 2016.
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
Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at December 31, 2011, the margin was 1.75%.
The Paramount Credit Facility is primarily secured by (i) a first lien on cash, accounts receivables, inventories and related assets and (ii) a second lien on Alon Holdings' (excluding Alon Logistics) fixed assets and other specified property.
The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
Borrowings of $108.3 million at December 31, 2011, included in current portion of long-term debt and $63.1 million at December 31, 2010, included in long-term debt were outstanding under the Paramount Credit Facility. At December 31, 2011 and 2010, outstanding letters of credit under the Paramount Credit Facility were $18.0 million and $1.3 million, respectively.
In February 2012, we repaid our obligations under the Paramount Credit Facility.
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
The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on ARKS' property, plant and equipment and a second priority lien on ARKS' cash, accounts receivable and inventory.
The Indenture contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
At December 31, 2011 and 2010, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $209.3 million and $207.4 million, respectively. ARKS is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
Retail Credit Facilities
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
At December 31, 2011, the Alon Brands Term Loans had an outstanding balance of $20.1 million (net of unamortized discount of $9.9 million). We are utilizing the effective interest method to amortize the discount over the five-year life of the Alon Brands Term Loans and have amortized $1.1 million to interest expense for the year ended December 31, 2011.
In March 2012, we issued $30.0 million of preferred stock and repaid in full our obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered back to us.
Term Credit Agreement. Southwest Convenience Stores, LLC (“SCS”) is party to a credit agreement (the “SCS Credit Agreement”) that, as amended, matures on December 30, 2015. On December 30, 2010, SCS entered into an amendment to the SCS Credit Agreement, which increased the amount outstanding from $73.4 million (“SCS Refinancing Term Loan”) by $10.0 million (“SCS Additional Term Loan”) and also included a revolving credit loan (“SCS Revolving Credit Loan”) with a maximum loan amount of the lesser of the borrowing base or $10.0 million.
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
The obligations under the SCS Credit Agreement are secured by a pledge of substantially all of the assets of SCS and Skinny's, LLC and each of their subsidiaries, including cash, accounts receivable and inventory. The SCS Credit Agreement contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2011 and 2010, the SCS Credit Agreement had an outstanding balance under the term loans of $76.5 million and $83.4 million, respectively. At December 31, 2011 and 2010, the SCS Revolving Credit Loan had an outstanding balance of $10.0 million and $10.0 million, respectively.
Other Retail Related Credit Facilities
In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2011 and 2010, the outstanding balances were $0.7 million and $0.7 million, respectively.
Financial Covenants. We have certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At December 31, 2011, we were in compliance with these covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure budgets, including expenditures for chemical catalyst and turnarounds, for 2012 and 2013 are $102.3 million and $170.5 million, respectively.

The following table summarizes our expected capital expenditures for 2012 and 2013 by operating segment and major category:

	2012	2013
	(dollars in thousands)
Refining and Unbranded Marketing Segment:
Sustaining maintenance	$21,406	$79,170
Growth/profit improvement/other	31,678	35,680
Chemical catalyst and turnaround	16,110	32,224
Total	69,194	147,074
Asphalt Segment:
Sustaining maintenance	4,084	3,803
Growth/profit improvement	1,402	930
Total	5,486	4,733
Retail and Branded Marketing Segment:
Sustaining maintenance	13,895	7,392
Growth/profit improvement	10,492	9,000
Total	24,387	16,392
Corporate Segment:
Sustaining	3,259	2,310
Total Capital Expenditures	$102,326	$170,509
Turnaround and Chemical Catalyst Costs. Our 2011 turnaround and chemical catalyst costs were $9.7 million.
Between our major turnarounds we perform periodic scheduled turnaround projects on various units at our refineries. A summary of our expected turnaround and chemical catalyst costs for the following five years are as follows:

	2012	2013	2014	2015	2016
		(dollars in thousands)
Scheduled turnaround costs	$9,610	$11,474	$16,501	$9,148	$7,950
Chemical catalyst costs	6,500	20,750	10,650	13,000	2,550
Total	$16,110	32,224	27,151	22,148	10,500
Contractual Obligations and Commercial Commitments
Information regarding our known contractual obligations of the types described below as of December 31, 2011 is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Long-term debt obligations	$119,874	$853,731	$76,382	$209	$1,050,196
Operating lease obligations	37,342	41,285	26,723	48,462	153,812
Pipelines and Terminals Agreement (1)	32,842	67,945	63,687	112,367	276,841
Other commitments (2)	3,741	7,482	7,482	19,639	38,344
Total obligations	$193,799	$970,443	$174,274	$180,677	$1,519,193
____________

(1)
Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with HEP, as well as our minimum requirements with Sunoco.

(2)	Other commitments include refinery maintenance services costs.
As of December 31, 2011, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.

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
Inventory. Crude oil, refined products and blendstocks for the refining and unbranded marketing segment and asphalt for the asphalt segment are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. A reduction of inventory volumes during 2011, 2010 and 2009 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $41.4 million in 2011, $18.6 million in 2010 and $10.2 million in 2009. Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $93.4 million and $115.1 million at December 31, 2011 and 2010, respectively.
Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Our environmental liabilities represent the estimated cost to investigate and remediate contamination at our properties. Our estimates are based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Accruals for estimated liabilities from projected environmental remediation obligations are recognized no later than the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. We do not discount environmental liabilities to their present value unless payments are fixed and determinable. At December 31, 2011, for those payments we considered fixed and determinable, payments were discounted at a 4% rate. We record them without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations.
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

Asset Retirement Obligations. We use ASC Subtopic 410-20, Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of ASC Subtopic 410-20 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. ASC Subtopic 410-20 also requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
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
At December 31, 2011, we had three reporting units with goodwill; California refining, California asphalt, and Retail operations. The fair values of our reporting units in 2011 that contain goodwill were determined using two methods, one based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses and the other based on market earnings multiples. Each reporting unit was evaluated separately. Cash flows were discounted at rates that approximate a market participants' weighted average cost of capital; 10.6% for both California refining and California asphalt and 7.8% for Retail operations. We believe these two approaches are appropriate valuation techniques for the purposes of our impairment testing. Therefore, we concluded from our valuations, based on business conditions and market values that existed at December 31, 2011, that none of our goodwill was impaired. The fair value of the California refining reporting unit was not considered substantially in excess of carrying value. The California refining reporting unit has $39 million of goodwill. Our valuation of this reporting unit assumes we will be able to achieve mid-cycle margins over the long-term. If we are unable to achieve these margins for a sustained period in the future, it could result in impairment of goodwill. In addition if, (1) our equity value declines, (2) the fair value of our reporting units decline, or (3) the impact of economic or competitive factors adversely affect beyond what was anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, and, to a lesser extent, long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles
Reconciliation of Adjusted EBITDA to amounts reported under generally accepted accounting principles in financial statements.
Adjusted EBITDA represents earnings before net income attributable to non-controlling interest, income tax expense, interest expense, depreciation and amortization, gain on bargain purchase and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income attributable to non-controlling interest, income tax expense, interest expense, gain on bargain purchase, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
The following table reconciles net income (loss) available to common stockholders to Adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss) available to common stockholders	$42,507	$(122,932)	$(115,156)
Net income (loss) attributable to non-controlling interest	1,241	(9,641)	12,949
Income tax expense (benefit)	18,918	(90,512)	(64,877)
Interest expense	88,310	94,939	111,137
Depreciation and amortization	113,730	102,096	97,247
Gain on bargain purchase	—	(17,480)	—
(Gain) loss on disposition of assets	(729)	(945)	1,591
Adjusted EBITDA	$263,977	$(44,475)	$42,891
Adjusted EBITDA does not exclude loss on heating oil call option crack spread contracts of $36,280 for the year ended December 31, 2011. The heating oil call option crack spread contracts are considered a financing activity. Adjusted EBITDA excluding the loss on these heating oil call option crack spread contracts would be $300,257.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2011, we held approximately 1.8 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $93.4 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $1.8 million.
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

The following table provides information about our derivative commodity instruments as of December 31, 2011:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	228,492	109.80	—	$25,088	$25,147	$59
Forwards-short (Crude)	(70,351)	—	98.57	(6,935)	(6,953)	(18)
Forwards-long (Gasoline)	73,340	107.88	—	7,912	8,182	270
Forwards-short (Gasoline)	(97,027)	—	104.10	(10,101)	(10,458)	(357)
Forwards-long (Distillate)	211,581	122.70	—	25,962	26,360	398
Forwards-short (Distillate)	(120,844)	—	117.48	(14,197)	(14,484)	(287)
Forwards-long (Jet)	35,795	122.96	—	4,401	4,502	101
Forwards-short (Jet)	(76,662)	—	120.44	(9,233)	(9,448)	(215)
Forwards-long (Slurry)	46,729	89.25	—	4,171	4,245	74
Forwards-short (Slurry)	(16,943)	—	94.25	(1,597)	(1,624)	(27)
Forwards-long (Catfeed)	75,809	107.65	—	8,161	8,410	249
Forwards-short (Catfeed)	(213)	—	107.65	(23)	(24)	(1)
Forwards-long (Slop)	1,366	88.58	—	121	121	—
Forwards-short (Slop)	(991)	—	88.58	(88)	(88)	—
Forwards-short (Propane)	(50,000)	—	55.66	(2,783)	(2,788)	(5)
Forwards-long (Asphalt)	98,285	77.61	—	7,628	7,294	(334)
Futures-long (Crude)	188,000	88.93	—	16,719	16,642	(77)
Futures-short (Crude)	(399,000)	—	97.28	(38,813)	(39,433)	(620)
Futures-long (Gasoline)	33,000	93.05	—	3,070	3,683	613
Futures-short (Gasoline)	(60,000)	—	109.78	(6,587)	(6,697)	(110)
Futures-long (Distillate)	140,000	120.34	—	16,847	17,135	288
Futures-short (Distillate)	(185,000)	—	121.97	(22,564)	(22,643)	(79)

Description of Activity	Contract Volume (in barrels)	Wtd Avg Contract Spread	Wtd Avg Market Price	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Futures-swaps (Heating Oil)	(3,132,800)	$27.80	$22.17	$(87,083)	$(69,464)	$17,619
Futures-swaps (3/2/1 Crack Spreads)	(1,800,000)	21.75	13.79	(39,142)	(24,825)	14,317
Futures-call options (Heating Oil)	(1,001,000)	14.20	21.57	(14,217)	(21,592)	(7,375)
Interest Rate Risk
As of December 31, 2011, $720.1 million of our outstanding debt was at floating interest rates out of which approximately $200.0 million was at the Eurodollar rate plus 3.00%, subject to a minimum interest rate of 4.00%. As of December 31, 2011, we had an interest rate swap agreement with a notional amount of $100.0 million with a remaining period of 12 months and a fixed interest rate of 4.25%. An increase of 1% in the Eurodollar rate on indebtedness, net of the interest rate swap agreement outstanding and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $5.8 million per year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Financial Statements and Schedule are included as an annex of this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements and Schedule on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In management's evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information concerning our directors set forth under “Corporate Governance Matters - The Board of Directors” in the proxy statement for our 2012 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Business and Properties - Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
The information concerning our audit committee set forth under “Corporate Governance Matters - Committees of the Board and - Audit Committee” in the Proxy Statement is incorporated herein by reference.
The information regarding our Code of Ethics set forth under “Corporate Governance Matters - Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information set forth under “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. See “Index to Consolidated Financial Statements and Schedule” on page F-1.

2.
Financial Statement Schedules and Other Financial Information. All financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes included herein.

3.	Exhibits. Exhibits filed as part of this Form 10-K are as follows:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).
3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1/A, filed by the Company on July 14, 2005, SEC File No. 333-124797).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
4.2	Specimen 8.50% Series A Convertible Preferred Stock Certificate. (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).
4.3
Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

4.4	Form of Certificate of Designation of the 8.75% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by Alon on November 9, 2010, SEC File No. 001-32567).
4.5	Form of Certificate of Designation of the 8.75% Series B Convertible Preferred Stock.
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

10.5
Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007, SEC File No. 001-32567).

10.6
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

10.8
Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.9
Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.10
Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.11
Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.12
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

10.13
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

10.14
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

10.15
Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.16
Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.17
Sixth Amendment to Amended Revolving Credit Agreement, dated as of May 10, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2010, SEC File No. 001-32567).

10.18
Seventh Amendment to Amended Revolving Credit Agreement, dated as of June 1, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.19
Eighth Amendment to Amended Revolving Credit Agreement, dated as of June 16, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.20
Ninth Amendment to Amended Revolving Credit Agreement, dated as of February 22, 2011, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.21
Tenth Amendment to Amended Revolving Credit Agreement, dated as of March 6, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

10.22
Revolving Credit Line Agreement, dated March 9, 2010, by and between Alon and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.96 to Form 10-K, filed by the Company on March 16, 2010, SEC File No. 001-32567).

10.23
Amendment and Waiver, dated February 24, 2011, to Revolving Credit Line Agreement, dated March 9, 2010, among Alon and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.24 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.24
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

10.25
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
10.26
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

10.28
Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.29
Amended and Restated Credit Agreement, dated as of December 30, 2010, among Southwest Convenience Stores, LLC, Skinny's, LLC, the lenders party thereto and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 6, 2011, SEC File No. 001-32567).

10.30
Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.31
Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.32
Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.33
Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.34
Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.35*
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

10.38*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.39*
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

10.42*
Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.43*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.44*	Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company.
10.45*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.46*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.47*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.48*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.49*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.50*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.51*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.52*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.53*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
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

10.56
Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.57*
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

10.59
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
10.64*
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

10.68	Amendment to Shareholder Agreements – Option Shares, between Alon Assets, Inc., Alon Operating, Inc., Alon USA Energy, Inc. and Joseph A. Concienne, dated October 3, 1011.
10.69
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.70*	Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 7, 2010, SEC File No. 001-32567).
10.71*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.72*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.73*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.74*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.75*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.76*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.77*	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).
10.78*
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

10.83
Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny's, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

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

10.89†
First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.90†
Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.91†
Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.92†
First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 6, 2009, SEC No. 001-32567).

10.93
Amended and Restated Supply and Offtake Agreement, dated May 28, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.94
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.95
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.96
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

10.97
Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.98
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J.Â Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 11, 2011, SEC File No. 001-32567).

10.99	Supply and Offtake Agreement by and between Paramount Petroleum Corporation and J. Aron & Company, dated February 28, 2012.
10.100
Standby Equity Distribution Agreement, dated as of January 20, 2011, among Alon USA Energy, Inc. and YA Global Master SPV, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 24, 2011, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.101	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.102
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.104 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.103
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.105 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.104
Warrant Agreement, dated March 14, 2011, between the Company and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.105
Registration Rights Agreement, dated as of March 10, 2011, between Alon USA Energy, Inc., FIMI Opportunity IV L.P., and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.107 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.106	Form of Series B Convertible Preferred Stock Purchase Agreement.
21.1	Subsidiaries of Alon USA Energy, Inc.
23.1	Consent of KPMG LLP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
100
The following financial information from Alon USA Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholders' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
March 12, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited Alon USA Energy, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 12, 2012

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$157,066	$71,687
Accounts and other receivables, net	244,194	115,541
Income tax receivable	3,020	8,642
Inventories	147,272	141,050
Deferred income tax asset	49,410	49,052
Prepaid expenses and other current assets	8,376	7,875
Total current assets	609,338	393,847
Equity method investments	20,342	18,664
Property, plant and equipment, net	1,504,870	1,488,532
Goodwill	105,943	105,943
Other assets, net	89,889	81,535
Total assets	$2,330,382	$2,088,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,596	$292,991
Accrued liabilities	91,416	88,354
Current portion of long-term debt	119,874	11,512
Total current liabilities	509,886	392,857
Other non-current liabilities	192,065	160,976
Long-term debt	930,322	904,793
Deferred income tax liability	302,325	288,128
Total liabilities	1,934,598	1,746,754
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; 4,000,000 shares issued and outstanding at December 31, 2011 and 2010	40,000	40,000
Common stock, par value $0.01, 100,000,000 shares authorized; 56,107,986 and 54,281,636 shares issued and outstanding at December 31, 2011 and 2010, respectively	561	543
Additional paid-in capital	318,659	290,809
Accumulated other comprehensive loss, net of income tax	(26,483)	(21,917)
Retained earnings	63,273	33,052
Total stockholders’ equity	396,010	342,487
Non-controlling interest in subsidiaries	(226)	(720)
Total equity	395,784	341,767
Total liabilities and equity	$2,330,382	$2,088,521

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales (1)	$7,186,257	$4,030,743	$3,915,732
Operating costs and expenses:
Cost of sales	6,462,947	3,712,358	3,502,782
Direct operating expenses	285,666	249,933	265,502
Selling, general and administrative expenses	143,122	128,082	129,446
Depreciation and amortization	113,730	102,096	97,247
Total operating costs and expenses	7,005,465	4,192,469	3,994,977
Gain (loss) on disposition of assets	729	945	(1,591)
Operating income (loss)	181,521	(160,781)	(80,836)
Interest expense	(88,310)	(94,939)	(111,137)
Equity earnings of investees	5,128	5,439	24,558
Gain on bargain purchase	—	17,480	—
Other income (loss), net	(35,673)	9,716	331
Income (loss) before income tax expense (benefit)	62,666	(223,085)	(167,084)
Income tax expense (benefit)	18,918	(90,512)	(64,877)
Net income (loss)	43,748	(132,573)	(102,207)
Net income (loss) attributable to non-controlling interest	1,241	(9,641)	(8,551)
Accumulated dividends on preferred stock of subsidiary	—	—	21,500
Net income (loss) available to common stockholders	$42,507	$(122,932)	$(115,156)
Earnings (loss) per share, basic	$0.77	$(2.27)	$(2.46)
Weighted average shares outstanding, basic (in thousands)	55,431	54,186	46,829
Earnings (loss) per share, diluted	$0.69	$(2.27)	$(2.46)
Weighted average shares outstanding, diluted (in thousands)	61,401	54,186	46,829
Cash dividends per share	$0.16	$0.16	$0.16
___________________________________

(1)	Includes excise taxes on sales by the retail segment of $60,686, 54,930 and $47,137 for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2008	$—	$468	$183,642	$(37,354)	$287,895	$434,651	$102,216	$536,867
Stock compensation expense	—	—	485	—	—	485	17	502
Dividends	—	—	—	—	(7,491)	(7,491)	(576)	(8,067)
Conversion of preferred stock of subsidiary for common stock	—	74	105,726	—	—	105,800	(105,800)	—
Net income (loss)	—	—	—	—	(115,156)	(115,156)	12,949	(102,207)
Other comprehensive income (loss):
Defined benefit pension plans, plus tax of $887	—	—	—	2,110	—	2,110	162	2,272
Fair value of commodity derivative contracts, net of tax of $2,000	—	—	—	(3,166)	—	(3,166)	(243)	(3,409)
Fair value of interest rate swaps, net of tax of $3,207	—	—	—	5,539	—	5,539	421	5,960
Total comprehensive income (loss)						(110,673)	13,289	(97,384)
Balance at December 31, 2009	—	542	289,853	(32,871)	165,248	422,772	9,146	431,918
Stock compensation expense	—	—	575	—	—	575	4	579
Dividends	—	—	—	—	(8,751)	(8,751)	(593)	(9,344)
Dividends of common stock on preferred stock	—	1	512	—	(513)	—	—	—
Equity contribution from parent	—	—	138	—	—	138	—	138
Preferred stock issuance	40,000	—	—	—	—	40,000	—	40,000
Stock issuance costs	—	—	(269)	—	—	(269)	—	(269)
Net loss	—	—	—	—	(122,932)	(122,932)	(9,641)	(132,573)
Other comprehensive income (loss):
Defined benefit pension plans, net of tax of $668	—	—	—	691	—	691	—	691
Fair value of commodity derivative contracts, net of tax of $2,678	—	—	—	4,209	—	4,209	287	4,496
Fair value of interest rate swaps, net of tax of $3,301	—	—	—	6,054	—	6,054	77	6,131
Total comprehensive income (loss)						(111,978)	(9,277)	(121,255)
Balance at December 31, 2010	40,000	543	290,809	(21,917)	33,052	342,487	(720)	341,767
Stock compensation expense	—	—	2,388	—	—	2,388	541	2,929
Dividends	—	—	—	—	(8,886)	(8,886)	(704)	(9,590)
Dividends of common stock on preferred stock	—	4	2,950	—	(3,400)	(446)	—	(446)
Common stock issuance	—	14	12,067	—	—	12,081	(181)	11,900
Stock issuance costs	—	—	(543)	—	—	(543)	—	(543)
Warrants on debt issuance	—	—	10,988	—	—	10,988	—	10,988
Net income	—	—	—	—	42,507	42,507	1,241	43,748
Other comprehensive income (loss):
Defined benefit pension plans, net of tax of $4,732	—	—	—	(6,713)	—	(6,713)	(403)	(7,116)
Fair value of interest rate swaps, net of tax of $1,157	—	—	—	2,147	—	2,147	—	2,147
Total comprehensive income (loss)						37,941	838	38,779
Balance at December 31, 2011	$40,000	$561	$318,659	$(26,483)	$63,273	$396,010	$(226)	$395,784

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss) available to common stockholders	$42,507	$(122,932)	$(115,156)
Adjustments to reconcile net income (loss) available to common stockholders to cash provided by operating activities:
Depreciation and amortization	113,730	102,096	97,247
Stock compensation	2,929	579	502
Deferred income tax expense (benefit)	17,416	(98,595)	(5,451)
Net income (loss) attributable to non-controlling interest	1,241	(9,641)	(8,551)
Accumulated dividends on preferred stock of subsidiary	—	—	21,500
Equity earnings of investees (net of dividends)	(1,678)	—	(5,391)
Amortization of debt issuance costs	6,493	5,825	7,112
Amortization of original issuance discount	3,050	1,685	328
Write-off of unamortized debt issuance costs	—	6,659	20,482
Gain on bargain purchase	—	(17,480)	—
(Gain) loss on disposition of assets	(729)	(945)	1,591
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	(128,653)	(8,325)	67,357
Income tax receivable	5,622	56,777	51,146
Inventories	(7,387)	91,293	17,321
Heating oil crack spread hedge	—	—	117,485
Prepaid expenses and other current assets	(501)	2,444	2,164
Other assets, net	(21,806)	(21,501)	5,992
Accounts payable	5,605	(3,277)	40,892
Accrued liabilities	9,178	6,768	(25,197)
Other non-current liabilities	22,543	29,900	(8,228)
Net cash provided by operating activities	69,560	21,330	283,145
Cash flows from investing activities:
Capital expenditures	(112,625)	(46,707)	(81,660)
Capital expenditures to rebuild the Big Spring refinery	—	—	(46,769)
Capital expenditures for turnarounds and catalysts	(9,734)	(13,131)	(24,699)
Proceeds from insurance to rebuild the Big Spring refinery	—	—	34,125
Dividends from investees, net of equity earnings	—	1,242	—
Proceeds from disposition of assets	2,379	21,978	—
Proceeds from sale of securities	—	36,852	—
Acquisition of Bakersfield refinery	—	(32,409)	—
Earnout payments related to Krotz Springs refinery acquisition	(6,562)	(8,750)	(19,688)
Net cash used in investing activities	(126,542)	(40,925)	(138,691)
Cash flows from financing activities:
Dividends paid to stockholders	(8,886)	(8,751)	(7,491)
Dividends paid to non-controlling interest	(704)	(593)	(576)
Proceeds from sale of preferred stock	—	40,000	—
Proceeds from issuance of common stock	11,900	—	—
Stock issuance costs	(543)	(269)	—
Inventory supply agreement	1,165	45,807	20,237
Deferred debt issuance costs	(2,400)	(2,946)	(17,768)
Revolving credit facilities, net	123,222	(21,458)	(60,241)
Additions to long-term debt	30,136	10,000	205,365
Payments on long-term debt	(11,529)	(10,945)	(261,997)
Net cash provided by (used in) financing activities	142,361	50,845	(122,471)
Net increase in cash and cash equivalents	85,379	31,250	21,983
Cash and cash equivalents, beginning of period	71,687	40,437	18,454
Cash and cash equivalents, end of period	$157,066	$71,687	$40,437
Supplemental cash flow information:
Cash paid for interest	$79,899	$84,467	$87,164
Cash paid (received) for income tax, net of refunds	$(4,087)	$(48,363)	$(111,791)
Non-cash activities:
Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$—	$—	$(50,000)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

(1)	Description and Nature of Business
In this document, Alon may refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary.
Alon USA Energy, Inc. and its subsidiaries engage in the business of refining and marketing of petroleum products, primarily in the South Central, Southwestern and Western regions of the United States. Alon's business consists of three operating segments: (i) refining and unbranded marketing, (ii) asphalt and (iii) retail and branded marketing.
Refining and Unbranded Marketing Segment. Alon’s refining and unbranded marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Alon's refineries have a combined throughput capacity of approximately 240,000 barrels per day (“bpd”). At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. In Bakersfield, Alon is converting intermediate products into finished products and is not refining crude oil. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.
Alon markets transportation fuels produced at our Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. Alon refers to its operations in these regions as its “physically integrated system” because it supplies the retail and branded marketing segment convenience stores and unbranded distributors in this region with motor fuels produced at its Big Spring refinery and distributed through a network of pipelines and terminals which it either owns or has access to through leases or long-term throughput agreements.
Alon markets refined products produced from its California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. Alon started-up the Bakersfield hydrocracker in late June 2011 and began processing vacuum gas oil produced at Alon's other California locations.
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
Asphalt Segment. Alon’s asphalt segment includes the Willbridge, Oregon refinery and 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff), and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC (“Wright”) which specializes in marketing patented tire rubber modified asphalt products. Alon produces both paving and roofing grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest (Fernley and Wright), are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.
Alon's asphalt segment markets asphalt produced at its Big Spring and California refineries included in the refining and unbranded marketing segment. Asphalt produced by the refineries in Alon's refining and unbranded marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
Retail and Branded Marketing Segment. Alon’s retail and branded marketing segment operates 302 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven, Alon and FINA brand names. Substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business is supplied by Alon’s Big Spring refinery.
Alon markets gasoline and diesel under the Alon and FINA brand names through a network of approximately 640 locations, including Alon's convenience stores. Approximately 55% of the gasoline and 21% of the diesel motor fuel produced at Alon's Big Spring refinery was transferred to Alon's retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, Alon's retail and branded marketing segment

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

licenses the use of the Alon and FINA brand names and provides credit card processing services to approximately 230 licensed locations that are not under fuel supply agreements.
Alon has operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Alon's license to use the FINA brand will expire in August 2012 in accordance with its terms. Alon developed its own brand and logo in anticipation of this expiration of this license and has begun the process of converting all of its locations and all locations served by its branded marketing business to the new Alon brand. Under the brand, Alon will no longer be subject to the geographic limitations contained in the FINA license agreement.

(2)	Basis of Presentation and Certain Significant Accounting Policies

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
Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer's destination (free on board destination).
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
Excise taxes on sales by Alon's retail and branded marketing segment is presented on a gross basis. Supplemental information regarding the amount of such taxes included in revenues are provided in a footnote on the face of the consolidated statements of operations. All other excise taxes are presented on a net basis in the consolidated statements of operations.

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
Direct operating expenses, which relate to Alon's refining and unbranded marketing and asphalt segments, include costs associated with the actual operations of the refineries and terminals, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Operating costs associated with Alon's crude oil and product pipelines are considered to be transportation costs and are reflected in cost of sales in the consolidated statements of operations.
Selling, general and administrative expenses consist primarily of costs relating to the operations of the convenience stores,

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

including labor, utilities, maintenance and retail corporate overhead costs. Refining and unbranded marketing and asphalt segments corporate overhead and marketing expenses are also included in selling, general and administrative expenses.
Interest expense consists of interest expense, letters of credit, financing costs associated with crude oil purchases, fees, and both the amortization and write-off of deferred debt issuance costs but excludes capitalized interest.

(e)	Cash and Cash Equivalents
All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

(f)	Accounts Receivable
The majority of accounts receivable is due from companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, are required. Credit losses are charged to reserve for bad debts when accounts are deemed uncollectible. Reserve for bad debts is based on a combination of current sales and specific identification methods.

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
All derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at their fair value. Alon generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. Alon has elected not to designate these commodity contracts as cash flow hedges for financial accounting purposes. Accordingly, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales or in other income (loss), net on the consolidated statement of operations.
Alon selectively designates certain commodity derivative contracts and interest rate derivatives as cash flow hedges. The effective portion of the gains or losses associated with these derivative contracts designated and qualifying as cash flow hedges are initially recorded in accumulated other comprehensive income in the consolidated balance sheet and reclassified into the statement of operations in the period in which the underlying hedged forecasted transaction affects income. The amounts recorded into the consolidated statement of operations for commodity derivative contracts is recorded as a part of cost of sales and the amounts recorded for interest rate derivatives are recognized as interest expense. The ineffective portion of the gains or losses on the derivative contracts, if any, is recognized in the consolidated statement of operations as it is incurred.

(i)	Property, Plant and Equipment
The carrying value of property, plant and equipment includes the fair value of the asset retirement obligation and has been reflected in the consolidated balance sheets at cost, net of accumulated depreciation.
Property, plant and equipment, net of salvage value, are depreciated using the straight-line method at rates based on the estimated useful lives for the assets or groups of assets, beginning in the first month of operation following acquisition or completion. Alon capitalizes interest costs associated with major construction projects based on the effective interest rate on aggregate borrowings.
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

(j)	Impairment of Long-Lived Assets and Assets to be Disposed Of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on management's judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.

(k)	Asset Retirement Obligations
The accounting standards established for asset retirement obligations apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset and requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated (Note 11).

(l)	Turnarounds and Chemical Catalysts Costs
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
Stock compensation expense is presented as selling, general and administrative expenses in the consolidated statements of operations (Note 15).

(o)	Environmental Expenditures
Alon accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at Alon's properties. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed and determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable (Note 19). Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.

(p)	Earnings Per Share
Earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of participating common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the period (Note 17).

(q)	Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under United States generally accepted accounting principles, are excluded from net income (loss), such as defined benefit pension plan adjustments and gains and losses related to certain derivative instruments. The balance in other comprehensive

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

income (loss), net of tax reported in the consolidated statements of stockholders' equity consists of defined benefit pension plans, fair value of interest rate swap adjustments, and the fair value of commodity derivative contract adjustments.

(r)	Postretirement Benefits
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

(t)	Goodwill and Intangibles
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

(u)	Reclassifications
Certain reclassifications have been made to the prior period balances to conform to the current presentation.

(v)	New Accounting Standards
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
Alon integrated the Bakersfield hydrocracker unit into its California operations to process vacuum gas oil produced at the other California locations. Alon had capital expenditures of approximately $52,000 for the year ended December 31, 2011 to complete the necessary projects to integrate the Bakersfield hydrocracker unit. The newly integrated assets began operations

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

late second quarter of 2011.
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
The fair value of the assets acquired and liabilities assumed are as follows:

Current assets	$17,033
Environmental receivable	17,122
Property, plant and equipment	69,403
Environmental liability	(42,122)
Other non-current liabilities	(11,547)
Fair value of net assets acquired	49,889
Less: Gain on bargain purchase	(17,480)
Total Consideration	$32,409
In connection with the acquisition of the Bakersfield refinery, Alon recorded an accrued environmental remediation obligation of $42,122. This amount was recorded as a non-current liability in Alon's consolidated balance sheet at the acquisition date.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Segment data as of and for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Year Ended December 31, 2011
Net sales to external customers	$5,194,259	$554,549	$1,437,449	$—	$7,186,257
Intersegment sales/purchases	1,350,654	(314,294)	(1,036,360)	—	—
Depreciation and amortization	88,968	6,376	16,461	1,925	113,730
Operating income (loss)	183,960	(24,519)	24,757	(2,677)	181,521
Total assets	1,986,687	116,936	212,547	14,212	2,330,382
Turnaround, chemical catalyst and capital expenditures	100,401	3,225	17,193	1,540	122,359

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Year Ended December 31, 2010
Net sales to external customers	$2,586,558	$399,334	$1,044,851	$—	$4,030,743
Intersegment sales/purchases	867,557	(198,662)	(668,895)	—	—
Depreciation and amortization	80,401	6,875	13,440	1,380	102,096
Operating income (loss)	(166,000)	(12,450)	19,801	(2,132)	(160,781)
Total assets	1,761,266	121,390	189,546	16,319	2,088,521
Turnaround, chemical catalyst and capital expenditures	51,267	1,557	4,679	2,335	59,838

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Year Ended December 31, 2009
Net sales to external customers	$2,666,596	$440,915	$808,221	$—	$3,915,732
Intersegment sales/purchases	692,447	(233,212)	(459,235)	—	—
Depreciation and amortization	76,252	6,807	13,464	724	97,247
Operating income (loss)	(86,533)	(654)	7,832	(1,481)	(80,836)
Total assets	1,757,436	172,995	185,185	17,173	2,132,789
Capital expenditures to rebuild the Big Spring refinery	46,769	—	—	—	46,769
Turnaround, chemical catalyst and capital expenditures	96,254	2,579	3,822	3,704	106,359

(5)	Fair Value
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets as of December 31, 2011 and 2010:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	78	—	—	78
Commodity contracts (call options)	—	9,268	—	9,268
Interest rate swap	—	4,197	—	4,197
As of December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$1,214	$—	$—	$1,214
Liabilities:
Commodity contracts (swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876
Interest rate swap	—	7,501	—	7,501

(6)	Derivative Financial Instruments
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
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of December 31, 2011, Alon had an interest rate swap agreement with a notional amount of $100,000, a remaining period of 12 months and a fixed interest rate of 4.25%. This swap was accounted for as a cash flow hedge.
For cash flow hedges, gains and losses reported in equity are reclassified into interest expense when the forecasted transaction affects income. During the years ended December 31, 2011 and 2010, Alon recognized in equity unrealized after-tax gains of $2,147 and $6,131, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from equity into interest expense as a result of the discontinuance of cash flow hedge accounting.
For the years ended December 31, 2011 and 2010, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery, Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. An after-tax loss of $4,563 and an after-tax gain of $3,409 were reclassified from equity to earnings for the years ended December 31, 2010 and 2009, respectively. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	809	Accrued liabilities	(887)
Total derivatives not designated as hedging instruments		$33,487		$(10,897)

Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(4,197)
Total derivatives designated as hedging instruments		—		(4,197)
Total derivatives		$33,487		$(15,094)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts Payable	$(681)
Commodity contracts (call options)		—	Accrued liabilities	(5,748)
Commodity contracts (futures and forwards)	Accounts receivable	1,364	Accrued liabilities	(150)
Commodity contracts (call options)		—	Other non-current liabilities	(3,128)
Total derivatives not designated as hedging instruments		$1,364		$(9,707)

Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(7,501)
Total derivatives designated as hedging instruments		—		(7,501)
Total derivatives		$1,364		$(17,208)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income (“OCI”).
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2011
Interest rate swap	$3,304	Interest expense	$(4,074)		$—
Total derivatives	$3,304		$(4,074)		$—

For the Year Ended December 31, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(7,174)		$—
Interest rate swaps	9,432	Interest expense	(13,381)		—
Total derivatives	$9,432		$(20,555)		$—

For the Year Ended December 31, 2009
Commodity contracts (swaps)	$—	Cost of sales	$5,409		$—
Interest rate swaps	9,167	Interest expense	(14,590)		—
Total derivatives	$9,167		$(9,181)		$—
Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Year Ended December 31, 2011
Commodity contracts (futures & forwards)	Cost of sales	$3,032
Commodity contracts (swaps)	Cost of sales	30,040
Commodity contracts (call options)	Other income (loss), net	(36,280)
Total derivatives		$(3,208)

For the Year Ended December 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$6,986
Commodity contracts (swaps)	Cost of sales	$(597)
Commodity contracts (swaps)	Other income (loss), net	(4,119)
Total derivatives		$2,270

For the Year Ended December 31, 2009
Commodity contracts (futures & forwards)	Cost of sales	(14,325)
Commodity contracts (swaps)	Cost of sales	37,898
Total derivatives		$23,573

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(7)	Accounts and Other Receivables
Financial instruments that potentially subject Alon to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the ongoing credit assessment of Alon's customer base and a lack of concentration in Alon's customer base. Alon performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero Energy Corporation ("Valero") and J. Aron & Company (“J. Aron”) (Note 19) each accounted for more than 10% of Alon's net sales for the years ended December 31, 2011 and 2010. Valero (Note 19) and BP North America each accounted for more than 10% of Alon's net sales for the year ended December 31, 2009. Alon's allowance for doubtful accounts is reflected as a reduction of accounts and other receivables in the consolidated balance sheets.
Accounts and other receivables consisted of the following:

	December 31,
	2011	2010
Trade accounts receivable	$197,417	$120,216
Other receivables	47,214	17,646
Total accounts and other receivables	$244,631	$137,862
The following table sets forth the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009:

	Balance at Beginning of Period	Additions Charged to Expense (1)	Deductions (2)	Balance at End of Period
2011	$22,321	—	(21,884)	$437
2010	$23,867	(35)	(1,511)	$22,321
2009	$20,844	3,300	(277)	$23,867
________

(1)	Substantially all of the additions charged to expense in 2009 relate to the SEMGroup, LP bankruptcy.

(2)	Amounts written off net of recoveries. The 2011 deduction is related to the write-off of the SEMGroup, LP bankruptcy amounts charged to expense in 2009 and 2008.

(8)	Inventories
Alon’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, asphalt, and blendstock inventories. Materials and supplies are stated at average cost. Cost for convenience store merchandise inventories is determined under the retail inventory method and cost for convenience store fuel inventories is determined under the first-in, first-out (FIFO) method.
Carrying value of inventories consisted of the following:

	As of December 31,
	2011	2010
Crude oil, refined products, asphalt and blendstocks	$37,159	$60,588
Crude oil inventory consigned to others	62,489	38,445
Materials and supplies	21,491	19,059
Store merchandise	19,322	17,237
Store fuel	6,811	5,721
Total inventories	$147,272	$141,050
Crude oil, refined products, asphalt and blendstock inventories totaled 1,838 thousand barrels and 2,441 thousand barrels as of December 31, 2011 and 2010, respectively. A reduction of inventory volumes during 2011, 2010 and 2009 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $59,332 in 2011, $18,619 in 2010, and $10,169 in 2009. An increase in LIFO inventory associated with crude oil resulted in an increase to cost of sales of $17,959 for the year ended December 31, 2011.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $93,401 and $115,072 at December 31, 2011 and 2010, respectively.
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
Alon had 951 thousand barrels and 674 thousand barrels of crude oil consigned to others at December 31, 2011 and 2010, respectively. Alon recorded liabilities associated with this consigned inventory of $26,389 in accounts payable and $58,328 in other non-current liabilities and $27,034 in accounts payable and $32,433 in other non-current liabilities at December 31, 2011 and 2010, respectively.
Additionally, Alon recorded accrued liabilities of $117 and accounts receivable of $1,073 at December 31, 2011 and 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, Alon elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods Alon recorded changes in the fair value of the estimated settlement liability of these contracts through the consolidated statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled December 31, 2011, the payment would be in excess of the liabilities recorded by $19,702.

(9)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2011	2010
Refining facilities	$1,718,792	$1,628,039
Pipelines and terminals	43,414	40,686
Retail	147,679	137,771
Other	18,685	16,773
Property, plant and equipment, gross	1,928,570	1,823,269
Less accumulated depreciation	(423,700)	(334,737)
Property, plant and equipment, net	$1,504,870	$1,488,532
The increase in refining facilities at December 31, 2011 is mainly due to capital expenditures related to the integration of the hydrocracker unit in Bakersfield, California into Alon's California operations.
The useful lives on depreciable assets used to determine depreciation expense were as follows:

Refining facilities	3 – 20 years; average 18 years
Pipelines and terminals	5 – 25 years; average 23 years
Retail	5 – 40 years; average 8 years
Other	3 – 15 years; average 5 years
Alon capitalized interest of $2,273, $1,004 and $1,692 for the years ended December 31, 2011, 2010 and 2009, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(10)	Other Assets
Other assets consisted of the following:

	As of December 31,
	2011	2010
Deferred turnaround and chemical catalyst cost	$20,998	$23,132
Environmental receivables	17,369	17,426
Deferred debt issuance costs	12,354	16,284
Intangible assets, net	7,418	7,901
Receivable from supply agreements	12,496	5,805
Other, net	19,254	10,987
Total other assets	$89,889	$81,535
Debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of debt issuance costs was $6,493, $5,825, and $7,112 for the years ended December 31, 2011, 2010 and 2009, respectively, and is recorded as interest expense in the consolidated statements of operations. Additionally, $6,659 and $20,482 of unamortized debt issuance costs were written off in 2010 and 2009, respectively (Note 13). Unamortized debt issuance costs written off in 2010 were related to the prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility in the first quarter of 2010. Unamortized debt issuance costs written off in 2009 were related to the prepayment of the Alon Refining Krotz Springs, Inc. term loan.

(11)	Accrued Liabilities and Other Non-Current Liabilities
Accrued liabilities and other non-current liabilities consisted of the following:

	As of December 31,
	2011	2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$32,892	$23,584
Employee costs	11,368	11,571
Commodity contracts	10,897	5,898
Accrued finance charges	10,902	12,246
Environmental accrual	6,292	7,349
Valero earnout liability	—	6,562
Other	19,065	21,144
Total accrued liabilities	$91,416	$88,354

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$46,493	$33,157
Environmental accrual (Note 19)	59,171	61,657
Asset retirement obligations	11,442	10,932
Interest rate swap valuations	4,197	7,501
Consignment inventory	58,328	32,433
Commodity contracts	—	3,128
Other	12,434	12,168
Total other non-current liabilities	$192,065	$160,976
Alon has asset retirement obligations with respect to its refineries due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is Alon's practice and intent to continue to maintain these assets and make improvements based on technological advances. When a date or range of dates can reasonably be estimated for the retirement of these assets or any component part of these assets, Alon will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
Alon has recorded asset retirement obligations for the removal of underground storage tanks and the removal of brand signage at Alon's owned and leased retail sites. The asset retirement obligation for storage tank removal on leased retail sites is

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

accreted over the expected life of the underground storage tank which approximates the average retail site lease term.
The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Balance at beginning of year	$10,932	$8,789
Accretion expense	534	458
Additional accretion due to change in risk free interest rate	—	—
Retirements	(24)	(119)
Additions	—	1,804
Balance at end of year	$11,442	$10,932

(12)	Postretirement Benefits

(a)	Retirement Plans
Alon has four defined benefit pension plans covering substantially all of its employees, excluding employees of SCS. The benefits are based on years of service and the employee's final average monthly compensation. Alon's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future.
The measurement dates used to determine pension benefit measures for the pension plan is December 31, 2011 and 2010. Financial information related to Alon's pension plans is presented below.

	Pension Benefits
	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$73,158	$64,773
Service cost	4,007	4,073
Interest cost	4,139	3,784
Actuarial loss	9,383	2,367
Benefits paid	(2,443)	(1,839)
Projected benefit obligations at end of year	$88,244	$73,158
Change in plan assets:
Fair value of plan assets at beginning of year	$43,322	$33,483
Actual gain (loss) on plan assets	(562)	5,798
Employer contribution	5,825	5,880
Benefits paid	(2,443)	(1,839)
Fair value of plan assets at end of year	$46,142	$43,322
Reconciliation of funded status:
Fair value of plan assets at end of year	$46,142	$43,322
Less projected benefit obligations at end of year	88,244	73,158
Under-funded status at end of year	$(42,102)	$(29,836)
The pre-tax amounts related to our defined benefit plans recognized in our consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	Pension Benefits
	2011	2010
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(42,102)	$(29,836)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2011	2010
Net actuarial loss	$(42,606)	$(30,756)
Prior service credit	429	487
Total	$(42,177)	$(30,269)
The following amounts included in accumulated other comprehensive income (loss) as of December 31, 2011 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2012:

Pension Benefits
Amortization of prior service cost (credit)	$(58)
Amortization of loss	1,849
Total	$1,791
As of December 31, 2011 and 2010, the accumulated benefit obligation for each of Alon's pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	As of December 31,
	2011	2010
Projected benefit obligation	$88,244	$73,158
Accumulated benefit obligation	83,965	67,629
Fair value of plan assets	46,142	43,322
The weighted-average assumptions used to determine benefit obligations at December 31, 2011, 2010 and 2009 were as follows:

	Pension Benefits
	2011	2010	2009
Discount rate	4.75%	5.75%	5.93%
Rate of compensation increase	1.50%	2.50%	2.50%
The discount rate used reflects the expected future cash flow based on Alon's funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end because it has been specifically designed to help pension funds comply with statutory funding guidelines.
The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Benefits
	2011	2010	2009
Discount rate	5.75%	5.93%	6.07%
Expected return on plan assets	8.25%	9.00%	9.00%
Rate of compensation increase	2.50%	2.50%	3.50%

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Alon's overall expected long-term rate of return on assets is 9.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods are as follows:

	Pension Benefits
	Year Ended December 31,
	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$4,007	$4,073	$3,347
Interest cost	4,139	3,784	3,362
Amortization of prior service costs	(58)	(58)	(58)
Expected return on plan assets	(3,731)	(3,619)	(3,359)
Recognized net actuarial loss	1,849	1,599	1,109
Net periodic benefit cost	$6,206	$5,779	$4,401
Plan Assets
The weighted-average asset allocation of Alon's pension benefits at December 31, 2011 and 2010 was as follows:

	Pension Benefits
	Plan Assets
	2011	2010
Asset Category:
Equity securities	77.7%	81.0%
Debt securities	11.7%	10.0%
Real estate investment trust	10.6%	9.0%
Total	100.0%	100.0%
The fair value of Alon's pension assets by category as of December 31, 2011 and 2010 were as follows:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2011
Equity securities:
U.S companies	$29,239	$—	$—	$29,239
International companies	6,599	—	—	6,599
Debt securities:
Preferred securities	2,593	—	—	2,593
Bond & mortgage backed securities	—	2,812	—	2,812
Real estate securities	4,899	—	—	4,899
Total	$43,330	$2,812	$—	$46,142
Year Ended December 31, 2010
Equity securities:
U.S companies	$28,103	$—	$—	$28,103
International companies	6,830	—	—	6,830
Debt securities:
Preferred securities	2,463	—	—	2,463
Bond & mortgage backed securities	—	1,895	—	1,895
Real estate securities	4,031	—	—	4,031
Total	$41,427	$1,895	$—	$43,322

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The investment policies and strategies for the assets of Alon's pension benefits is to, over a five year period, provide returns in excess of the benchmark. The portfolio is expected to earn long-term returns from capital appreciation and a stable stream of current income. This approach recognizes that assets are exposed to price risk and the market value of the plans' assets may fluctuate from year to year. Risk tolerance is determined based on Alon's specific risk management policies. In line with the investment return objective and risk parameters, the plans' mix of assets includes a diversified portfolio of equity, fixed-income and real estate investments. Equity investments include domestic and international stocks of various sizes of capitalization. The asset allocation of the plan is reviewed on at least an annual basis.
Cash Flows
Alon contributed $5,825 and $5,880 to the pension plan for the years ended December 31, 2011 and 2010, respectively, and expects to contribute $2,723 to the pension plan in 2012. There were no employee contributions to the plans.
The benefits expected to be paid in each year 2012 – 2016 are $2,723; $3,480; $3,266; $3,571 and $4,005, respectively. The aggregate benefits expected to be paid in the five years from 2017 – 2021 are $25,139. The expected benefits are based on the same assumptions used to measure Alon's benefit obligation at December 31, 2011 and include estimated future employee service.
In 2011, Alon revised its contributory benefit plans to provide for a 401(k) savings plan that is available to all employees, excluding employees of the retail marketing business. Alon matches 100% of individual participant contributions up to 3% of compensation.
In 2010, Alon did not match 401(k) contributions for Krotz Springs employees. In 2009, Alon matched 75% of individual participant contributions up to 8% of compensation. This match was limited to 6% of employee pay.
Alon sponsored a 401(k) savings plan for its West Coast employees (including those in its asphalt partnerships) which was available to all employees who were at least 21 years of age. Employees of its asphalt partnerships will continue under this plan in 2012. Participants could contribute a minimum of 1% up to a maximum of 50% of base pay subject to limits established by the Internal Revenue Service. Alon matched a 100% of individual participant contributions based on the first 6% of compensation with full vesting of matching and contributions occurring after two years of service. Alon's contribution for the years ended December 31, 2011 and 2010 was $1,472 and $1,742, respectively.
Alon sponsors a 401(k) plan in which employees of Alon's retail marketing segment may participate by contributing up to 50% of their pay after completing three months of service. Alon matches from 1% to 4.5% of employee compensation. This match is limited to 4.5% of employee pay with full vesting of matching and contributions occurring after two years of service. Alon's contribution for the years ended December 31, 2011 and 2010 was $648 and $500, respectively.

(b)	Postretirement Medical Plan
In addition to providing pension benefits, Alon adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who meet eligibility requirements in the plan documents. The health care benefits in excess of certain limits are insured. The accrued benefit liability reflected in the consolidated balance sheets was $4,827 and $3,966 at December 31, 2011 and 2010, respectively, related to this plan.
As of December 31, 2011, the total accumulated postretirement benefit obligation under the postretirement medical plan was $4,827.

(13)	Indebtedness
Debt consisted of the following:

	As of December 31,
	2011	2010
Term loan credit facility	$425,250	$429,750
Revolving credit facilities	308,341	185,120
Senior secured notes	209,324	207,378
Retail credit facilities	107,281	94,057
Total debt	1,050,196	916,305
Less current portion	(119,874)	(11,512)
Total long-term debt	$930,322	$904,793

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(a)	Alon USA Energy, Inc. Credit Facilities
Term Loan Credit Facility. Alon has a term loan (the “Alon Energy Term Loan”) that will mature on August 2, 2013. Principal payments of $4,500 per annum are paid in quarterly installments, subject to reduction from mandatory repayments associated with certain events.
Borrowings under the Alon Energy Term Loan bear interest at a rate based on a margin over the Eurodollar rate from between 1.75% to 2.50% per annum based upon the ratings of the loans by Standard & Poor's Rating Service and Moody's Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate.
The Alon Energy Term Loan is jointly and severally guaranteed by all of Alon's subsidiaries except for its retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield acquisition. The Alon Energy Term Loan is secured by a second lien on cash, accounts receivable and inventory and a first lien on most of its remaining assets. Both liens exclude the assets of its retail subsidiaries and those subsidiaries established in conjunction with the Krotz Springs refinery acquisition and certain subsidiaries established in conjunction with the Bakersfield acquisition.
The Alon Energy Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations, and certain restricted payments. The Alon Energy Term Loan does not contain any maintenance financial covenants.
At December 31, 2011 and 2010, the Alon Energy Term Loan had an outstanding balance of $425,250 and $429,750, respectively.
Letter of Credit Facility. In March 2010, Alon entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letter of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60,000 and with a sub-limit for borrowings not to exceed $30,000. This facility will terminate on January 31, 2013. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants. At December 31, 2011 and 2010, Alon had $47,561 and $60,000, respectively, of outstanding letters of credit under this facility. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.

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
The Alon USA LP Credit Facility is secured by (i) a first lien on cash, accounts receivables, inventories and related assets and (ii) a second lien on fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”), other than asphalt inventories at all locations except those located at the California Refineries, and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and our retail subsidiaries.
The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $200,000 and $122,000 were outstanding under the Alon USA LP Credit Facility at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, outstanding letters of credit under the Alon USA LP Credit Facility were $35,509 and $116,956, respectively.
In March 2012, the Alon USA LP Credit Facility maturity date was extended through March 1, 2016.

(c)	Paramount Petroleum Corporation Credit Facility
Revolving Credit Facility. Paramount Petroleum Corporation has a $300,000 million revolving credit facility (the “Paramount Credit Facility”) that will mature on February 28, 2012. The Paramount Credit Facility is used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
Borrowings under the Paramount Credit Facility bear interest at the Eurodollar rate plus a margin based on excess availability. Based on the excess availability at December 31, 2011, the margin was 1.75%.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The Paramount Credit Facility is primarily secured by (i) a first lien on cash, accounts receivables, inventories and related assets and (ii) a second lien on Alon Holdings' (excluding Alon Logistics) fixed assets and other specified property.
The Paramount Credit Facility contains certain restrictive covenants related to working capital, operations and other matters.
Borrowings of $108,341 at December 31, 2011,included in current portion of long-term debt and $63,120 at December 31, 2010, included in long-term debt were outstanding under the Paramount Credit Facility. At December 31, 2011 and 2010, outstanding letters of credit under the Paramount Credit Facility were $17,996 and $1,250, respectively.
In February 2012, Alon repaid its obligations under the Paramount Credit Facility.

(d)	Alon Refining Krotz Springs, Inc. Credit Facilities
Senior Secured Notes. In October 2009, Alon Refining Krotz Springs, Inc. (“ARKS”) issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216,500 in a private offering. In February 2010, ARKS exchanged $216,500 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions. The Senior Secured Notes were issued at an offering price of 94.857% and ARKS received gross proceeds of $205,365 (before fees and expenses related to the offering). ARKS used the proceeds to repay in full all outstanding obligations under its term loan at that time. The remaining proceeds from the offering were used for general corporate purposes.
The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on ARKS' property, plant and equipment and a second priority lien on ARKS' cash, accounts receivable and inventory.
The Indenture contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
At December 31, 2011 and 2010, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $209,324 and $207,378, respectively. ARKS is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.

(e)	Retail Credit Facilities
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
At December 31, 2011, the Alon Brands Term Loans had an outstanding balance of $20,116 (net of unamortized discount of $9,884). We are utilizing the effective interest method to amortize the discount over the five-year life of the Alon Brands Term Loans and have amortized $1,104 to interest expense for the year ended December 31, 2011.
Term Credit Agreement. Southwest Convenience Stores, LLC (“SCS”) is party to a credit agreement (the “SCS Credit Agreement”) that, as amended, matures on December 30, 2015. On December 30, 2010, SCS entered into an amendment to the SCS Credit Agreement, which increased the amount outstanding from $73,361 (“SCS Refinancing Term Loan”) by $10,000 (“SCS Additional Term Loan”) and also included a revolving credit loan (“SCS Revolving Credit Loan”) with a maximum loan

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

amount of the lesser of the borrowing base or $10,000.
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
The obligations under the SCS Credit Agreement are secured by a pledge of substantially all of the assets of SCS and Skinny's, LLC and each of their subsidiaries, including cash, accounts receivable and inventory. The SCS Credit Agreement contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2011 and 2010, the SCS Credit Agreement had an outstanding balance under the term loans of $76,470 and $83,361, respectively. At December 31, 2011 and 2010, the SCS Revolving Credit Loan had an outstanding balance of $10,000 and $10,000, respectively.
In March 2012, Alon issued $30,000 of preferred stock and repaid in full its obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered back to Alon.

(f)	Other Retail Related Credit Facilities
In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2011 and 2010, the outstanding balances were $695 and $696, respectively.

(g)	Financial Covenants
Alon has certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At December 31, 2011, Alon was in compliance with these covenants.

(h)	Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2011 are as follows: 2012 — $119,874 ; 2013 — $632,597; 2014 — $221,134; 2015 — $70,722; 2016 — $5,660 and thereafter — $209.

(i)	Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2011	2010	2009
Interest expense	$57,569	$64,273	$63,627
Letters of credit and finance charges	23,471	17,501	21,280
Amortization of debt issuance costs (includes write-off of unamortized debt issuance costs in 2010 of $6,659 and in 2009 of $20,482)	6,493	12,484	27,594
Amortization of original issuance discount	3,050	1,685	328
Capitalized interest	(2,273)	(1,004)	(1,692)
Total interest expense	$88,310	$94,939	$111,137

(14)	Stockholders' Equity

(a)	Common stock (share value in dollars)
The authorized capital stock of Alon consists of 100,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of convertible preferred stock, $0.01 par value. Issued and outstanding shares of common stock were 56,107,986 and 54,281,636 as of December 31, 2011 and 2010, respectively.
Standby Equity Distribution Agreement. In January 2011, Alon entered into a Standby Equity Distribution Agreement (the "SEDA”) with YA Global Master SPV Ltd. ("YA Global”) to purchase up to $25,000 of Alon USA Energy, Inc. common stock ("Common Stock"). At any time during the effective period of the agreement, Alon may require YA Global to purchase shares of Common Stock by delivering an advance notice (as provided for in the SEDA) to YA Global. The purchase price of the Common Stock is 98.5% of the market price during the five consecutive trading days after the receipt of the advance notice is

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

provided to YA Global. In no event shall the number of shares of Common Stock owned by YA Global and its affiliates exceed 4.99% of the outstanding Common Stock at that time. The SEDA automatically terminates in January 2013. During 2011, Alon sold Common Stock with total proceeds of $11,900.
Warrants. In conjunction with the issuance of the Alon Brands Term Loans, Alon issued 3,092,783 warrants to purchase shares of Alon USA Energy, Inc. common stock at an initial exercise price per share of $9.70. The warrants are exercisable in whole or in part until March 2016, five years from the date of issuance.
Amended Shareholder Agreement. In 2011, an agreement was reached with one of the participants of the 2000 Incentive Stock Compensation Plan whereby the participant would exchange 2,019 shares of common stock of Alon Assets, Inc. (“Alon Assets”) and 758 shares of Alon USA Operating, Inc. (“Alon Operating”) for 377,710 shares of common stock of Alon USA Energy, Inc. One-third of the shares were exchanged in October 2011 and the remaining two-thirds will be exchanged equally in October 2012 and October 2013.
For the years ended December 31, 2011, 2010 and 2009, activity in the number of common stock was as follows:

Common Stock
(in thousands)
Balance as of December 31, 2008	46,814
Shares forfeited	—
Shares issued in connection with stock plans	6
Shares exchanged for preferred stock of subsidiary	7,351
Balance as of December 31, 2009	54,171
Shares forfeited	—
Shares issued in connection with stock plans	10
Shares issued for payment of preferred stock dividends	101
Balance as of December 31, 2010	54,282
Shares forfeited	—
Shares issued in connection with stock plans	186
Shares issued for payment of preferred stock dividends	328
Shares issued in connection with standby equity distribution agreement	1,228
Shares issued in connection with amended shareholder agreement	84
Balance as of December 31, 2011	56,108

(b)	Preferred stock (share value in dollars)
In October 2010, Alon completed a registered direct offering of Alon's 8.5% Series A Convertible Preferred Stock (the “Preferred Stock”) for an aggregate offering price of $40,000 less offering expenses, of which Alon Israel purchased $35,000. The holders of the Preferred Stock can convert, at the holder's option, the Preferred Stock into Alon's common stock based on an initial conversion price of $6.74 per share of Alon's common stock, in each case subject to adjustments. The Preferred Stock may be redeemed at Alon's option after October 28, 2017. If all of the Preferred Stock were to be converted into Alon's common stock based on the initial conversion price, then 5,934,800 shares of Alon's common stock would be issued. Issued and outstanding shares of convertible preferred stock were 4,000,000 shares as of December 31, 2011 and 2010.

(c)	Dividends
Common Stock Dividends. Alon paid regular quarterly cash dividends of $0.04 per share on Alon's common stock in 2011 on each of the following dates: March 15, 2011; June 15, 2011; September 15, 2011; and December 15, 2011. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $704.
Alon paid regular quarterly cash dividends of $0.04 per share on Alon's common stock in 2010 on each of the following dates: March 31, 2010; June 15, 2010; September 15, 2010; and December 15, 2010. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $593.
In 2009, Alon paid regular quarterly cash dividends of $0.04 per share on Alon's common stock on each of the following dates: April 2, 2009; June 15, 2009; September 15, 2009; and December 15, 2009. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $576.
Preferred Stock Dividends. Alon issued 328,000 and 101,000 shares in aggregate of common stock for payment of the

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

quarterly 8.5% preferred stock dividend to preferred stockholders for the years ended December 31, 2011 and 2010, respectively.

(15)	Stock-Based Compensation
Alon has two employee incentive compensation plans, (i) the Amended and Restated 2005 Incentive Compensation Plan and (ii) the 2000 Incentive Stock Compensation Plan.

(a)	Amended and Restated 2005 Incentive Compensation Plan (share value in dollars)
Alon’s original incentive compensation plan, the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, was approved by its stockholders in 2006. In May 2010, Alon’s stockholders approved an amended and restated incentive compensation plan, the Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan ("the Plan"), which is a component of Alon’s overall executive incentive compensation program. The Plan permits the granting of awards in the form of options to purchase common stock, Stock Appreciation Rights (“SARs”), restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees.
Restricted Stock. Non-employee directors are awarded an annual grant of $25 in shares of restricted stock. The restricted shares granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.
In May 2011, Alon granted awards of 180,000 restricted shares to certain executive officers at a grant date price of $13.53. These May 2011 restricted shares will vest as follows: 50% on May 10, 2012 and 50% on May 10, 2016, assuming continued service at vesting.
Compensation expense for the restricted stock grants amounted to $1,054, $75 and $75 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
The following table summarizes the restricted share activity from January 1, 2010:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2010	10,226	$14.67
Granted	10,416	7.20
Vested	(4,473)	16.77
Forfeited	—	—
Nonvested at December 31, 2010	16,169	$9.28
Granted	186,015	13.50
Vested	(7,278)	10.31
Forfeited	—	—
Nonvested at December 31, 2011	194,906	$13.26
As of December 31, 2011, there was $1,519 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of shares vested in 2011 was $88.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $997 for the year ended December 31, 2011 and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights. In March 2007, Alon granted awards of 361,665 SARs to certain officers and key employees at a grant price equal to $28.46. The March 2007 SARs are fully vested as of December 31, 2011 and are exercisable during the three-year period following each of the vesting dates.
In July 2008, Alon granted awards of 12,000 SARs to certain employees at the close of the Krotz Springs refinery

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

acquisition at a grant price equal to $14.23. The July 2008 SARs are 75% vested as of December 31, 2011 with the remaining 25% vesting on July 1, 2012 and are exercisable during the 365-day period following the date of vesting.
In December 2008, Alon granted an award of 10,000 SARs at a grant price equal to $14.23. The December 2008 SARs are 50% vested as of December 31, 2011 with vesting of 25% on December 1, 2012 and 25% on December 1, 2013 and are exercisable during the 365-day period following the date of vesting.
In January 2010, Alon granted awards of 177,250 SARs to certain officers and key employees at a grant price equal to $16.00. The January 2010 SARs are 50% vested as of December 31, 2011 with vesting of 25% on December 10, 2012 and 25% on December 10, 2013 and are exercisable during the 365-day period following the date of vesting.
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
When exercised, all SARs are convertible into shares of Alon common stock, the number of shares will be determined at the time of exercise by calculating the difference between the closing price of Alon common stock on the exercise date and the grant price of the SARs (the “Spread”), multiplying the Spread by the number of SARs being exercised and then dividing the product by the closing price of Alon common stock on the exercise date.
Compensation expense for the SARs grants amounted to $336, $500 and $479 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	2000 Incentive Stock Compensation Plan
On August 1, 2000, Alon Assets and Alon Operating, majority owned, consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. As of December 31, 2011, all stock options issued under the 2000 Incentive Stock Compensation Plan have been exercised. Total compensation expense (benefit) recognized under this plan was $0, $4 and $(52) for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
In addition, compensation expense of $542 associated with the difference in value between the participants ownership of Alon Assets and Alon Operating stock compared to Alon USA Energy, Inc. stock was recognized for the year ended December 31, 2011 and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table summarizes the stock option activity for Alon Assets and Alon Operating for the years ended December 31, 2011 and 2010:

	Alon Assets		Alon Operating
	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,793	$100.00	1,049	$100.00
Granted	—	—	—	—
Exercised	(2,187)	100.00	(822)	100.00
Forfeited and expired	—	—	—	—
Outstanding at December 31, 2010	606	$100.00	227	$100.00
Granted	—	—	—	—
Exercised	(606)	100.00	(227)	100.00
Forfeited and expired	—	—	—	—
Outstanding at December 31, 2011	—	$—	—	$—
The intrinsic value of total options exercised in 2011 was $471.

(16)	Income Taxes
Income tax expense (benefit) included the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$7,965	$(60,282)
State	1,502	118	856
Total current	$1,502	$8,083	$(59,426)
Deferred:
Federal	$20,285	$(90,237)	$4,675
State	(2,869)	(8,358)	(10,126)
Total deferred	17,416	(98,595)	(5,451)
Income tax expense (benefit)	$18,918	$(90,512)	$(64,877)
A reconciliation between the income tax expense (benefit) computed on pretax income (loss) at the statutory federal rate and the actual provision for income tax expense (benefit) is as follows:

	Year Ended December 31,
	2011	2010	2009
Computed expected tax expense (benefit)	$21,933	$(78,079)	$(58,479)
State and local income taxes, net of federal benefit	373	(8,413)	(6,705)
Deduction for qualified production income	—	—	1,972
Bargain purchase gain	—	(6,118)	—
Other, net	(3,388)	2,098	(1,665)
Income tax expense (benefit)	$18,918	$(90,512)	$(64,877)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.

	As of December 31,
	2011	2010
Deferred income tax assets:
Accounts receivable, allowance	$157	$200
Accrued liabilities and other	1,733	1,824
Post-retirement benefits	17,028	12,894
Non-current accrued liabilities and other	24,393	24,530
Net operating loss carryover	86,969	93,740
Tax credits	16,677	12,770
Other	7,052	2,662
Deferred income tax assets	$154,009	$148,620
Deferred income tax liabilities:
Deferred charges	$(175)	$(380)
Unrealized gains	(8,472)	(2,678)
Property, plant and equipment	(380,685)	(368,646)
Other non-current	(4,830)	(6,583)
Inventories	(6,494)	(4,024)
Intangibles	(6,268)	(5,385)
Deferred income tax liabilities	$(406,924)	$(387,696)
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
At December 31, 2011, Alon has net operating loss carryforwards for Federal income tax purposes of $212,217 which are available to offset future Federal taxable income through 2031. In addition, Alon has net operating loss carryforwards for state and local income tax purposes of $455,689 which are available to offset future state taxable income in various years through 2031.
Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California, Texas, and Louisiana comprising the majority of the Company's state income tax. The federal tax years 2000 to 2005 are closed to audit. The federal tax years 2006 through 2009 have been audited by the IRS, but the statute remains open for all years. In general, the state tax years open to audit range from 2006 to 2010. Alon's liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2011, as there were no unrecognized tax benefits recorded in 2011.

(17)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings (loss) per share include the dilutive effect of SARs using the treasury stock method and the dilutive effect of convertible preferred shares, warrants and granted restricted stock units using the if-converted method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The calculation of earnings (loss) per share, basic and diluted, for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) available to common stockholders	$42,507	$(122,932)	$(115,156)
Weighted average number of shares of common stock outstanding	55,431	54,186	46,829
Dilutive SARs, RSUs, convertible preferred stock and warrants	5,970	—	—
Weighted average number of shares of common stock outstanding assuming dilution	61,401	54,186	46,829
Earnings (loss) per share – basic	$0.77	$(2.27)	$(2.46)
Earnings (loss) per share – diluted	$0.69	$(2.27)	$(2.46)

(18)	Related Party Transactions
(a)Alon Brands Term Loans
In March 2011, Alon Brands issued $12,000 five-year unsecured notes to certain shareholders of Alon Israel and their affiliates as part of the Alon Brands Term Loans. The Alon Brands Term Loans will mature in March 2016. The shareholders have the right to request that principal payments of the loan will be paid in four equal, consecutive annual payments, starting in March 2013. Otherwise, the principal amount will be paid at the maturity date in March 2016. During the third quarter of 2011, these shareholders assigned $6,000 of the Alon Brands Term Loans to Alon Israel.
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
(b)Sale of ARL Preferred Shares
In connection with the acquisition of the Krotz Springs refinery, pursuant to a stock purchase agreement Alon Israel Oil Company, Ltd. (“Alon Israel”) provided letters of credit in the amount of $55,000 to support the borrowing base of ARKS and purchased shares of Series A Preferred Stock of Alon Refining Louisiana, Inc. for $80,000. Alon Israel issued an additional $25,000 of letters of credit in the first quarter of 2009 for the benefit of ARKS. In December 2009, Alon Israel's shares of Series A Preferred Stock were exchanged for 7,351,051 shares of Alon common stock. In connection with the termination of the ARKS revolving credit facility, Alon returned to Alon Israel $65,000 of letters of credit, leaving $15,000 of letters of credit. In the event that any letter of credit, provided by Alon Israel, is drawn upon by beneficiaries of a letter of credit, a promissory note will be issued in favor of Alon Israel for the amount of any such drawn letter of credit. This promissory note will provide that Alon Israel may exchange the promissory note for shares of Alon common stock.
(c)Letter of Credit Fee Agreement
In November 2010, Alon entered into a Letter of Credit Fee Agreement with Alon Israel whereby Alon Israel caused a bank to issue and deliver a $23,000 letter of credit in favor of Alon USA, LP, a subsidiary of Alon (“Alon LP”), to a supplier of Alon LP to support Alon LP's crude oil purchases. Pursuant to the Letter of Credit Fee Agreement, Alon agreed to pay a fee of 8.5% per annum of the outstanding letter of credit amount. The aforementioned letter of credit was returned to Alon Israel in October 2011 and the Letter of Credit Fee Agreement was terminated.
(d)Collateral Fee Agreement
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
(dollars in thousands, except as noted)

terminated by either party after the initial term with 30 days prior written notice.
(e)Sale of HEP Units
In January 2010, Alon sold 150,200 Holly Energy Partners ("HEP") Units to each of Dor-Alon Energy in Israel (1988) Ltd. and Alon Holdings Blue Square-Israel, Ltd., both affiliates of Alon Israel, and Alon also exchanged 287,258 HEP Units for auction rate securities held by Alon Israel (which were sold in March 2010 and no gain or loss was recognized). The HEP Units sold and exchanged were based on a price per unit based on the average closing price of HEP's publicly traded Class A limited partnership units for the 30 trading days preceding the closing of such transaction for a total of $22,760.
(f)Richmond Beach Property Sale
In April 2010, Alon entered into a Purchase and Sale Agreement with BSRE Point Wells, LP (“BSRE”), a subsidiary of Alon Holdings Blue Square-Israel, Ltd. to sell a parcel of land at Richmond Beach, Washington for $19,500. The sale of the land was completed in June 2010 and Alon deferred recognition of the gain on the sale of land of $5,539 as the land was sold to an affiliated entity. The deferred gain will be recognized at such time as the property is sold to a third party.
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
Alon has long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. Alon also has long-term lease commitments for land at its Krotz Springs refinery. In most cases Alon expects that in the normal course of business, Alon's leases will be renewed or replaced by other leases. Alon has commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next twenty years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2011, minimum lease payments on operating leases were as follows:

Year ending December 31:
2012	$37,342
2013	23,464
2014	17,821
2015	14,366
2016	12,357
2017 and thereafter	48,462
Total	$153,812
Total rental expense was $39,420, $42,762, and $42,883 for the years ended December 31, 2011, 2010, and 2009, respectively. Contingent rentals and subleases were not significant.

(b)	Commitments
In the normal course of business, Alon has long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by its refineries, terminals, pipelines and retail locations. Alon is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.
Alon has a pipelines and terminals agreement with HEP through February 2020 with three additional five year renewal terms exercisable at Alon's sole option. Pursuant to the pipelines and terminals agreement, Alon has committed to transport and store minimum volumes of refined products in these pipelines and terminals. The tariff rates applicable to the transportation of refined products on the pipelines are variable, with a base fee which is reduced for volumes exceeding defined volumetric targets. The agreement provides for the reduction of the minimum volume requirement under certain circumstances. The service fees for the storage of refined products in the terminals are initially set at rates competitive in the marketplace.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Alon has a throughput and deficiency agreement with Sunoco Pipeline, LP, through February 2016 with an option to extend the agreement by four additional thirty-month periods. The throughput and deficiency agreement gives Alon transportation rights to ship a minimum of 15,000 bpd of crude oil on the Amdel and White Oil pipelines from the Gulf Coast and from Midland, Texas to the Big Spring refinery. In October 2011, the throughput and deficiency agreement was replaced with a new throughput and deficiency agreement (the “New Agreement”). The New Agreement gives Alon the option to transport crude oil through the Amdel Pipeline (1) either westbound from the Nederland Terminal to the Big Spring refinery, or (2) eastbound from the Big Spring refinery to the Nederland Terminal for further barge transportation to the Krotz Springs refinery. The minimum throughput commitment by Alon is 15,645 bpd. The agreement is for 5 years from the operational date as defined in the New Agreement with an option to extend the New Agreement by four additional thirty-month periods.
Alon has an arrangement with Centurion through June 2021. This arrangement gives Alon transportation pipeline capacity to ship a minimum of 21,500 bpd of crude oil from Midland to the Big Spring refinery using Centurion's approximately forty-mile long pipeline system from Midland to Roberts Junction and Alon's three-mile pipeline from Roberts Junction to the Big Spring refinery which Alon leases to Centurion.
Alon and Valero have an offtake agreement that provides for Valero to purchase, at market prices, light cycle oil and high sulfur distillate blendstock through July 2013.
In April 2010, ARKS entered into a Supply and Offtake Agreement, which was amended in May 2010 and March 2011 (the “ARKS Supply and Offtake Agreement”), with J. Aron, to support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to ARKS, and ARKS agreed to buy from J. Aron, at market price, crude oil for processing at the Krotz Springs refinery and (ii) ARKS agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the Krotz Springs refinery.
In connection with the execution of the ARKS Supply and Offtake Agreement, ARKS also entered into agreements that provided for the sale, at market price, of ARKS' crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the Krotz Springs refinery, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement has an initial term that expires on May 31, 2016. J. Aron may elect to terminate the agreement on May 31, 2013, May 31, 2014 or May 31, 2015 and ARKS may elect to terminate the agreement on May 31, 2015; provided that such election is given at least six months prior to any such election. Following expiration or termination of the ARKS Supply and Offtake Agreement, ARKS is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Krotz Springs refinery at market price at that time.
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
In February 2011, Alon entered into a Supply and Offtake Agreement (the “Alon Supply and Offtake Agreement”), with J. Aron. Pursuant to the Alon Supply and Offtake Agreement (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the Big Spring refinery.
In connection with the execution of the Alon Supply and Offtake Agreement, Alon also entered into agreements that provided for the sale, at market prices, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the Big Spring refinery, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The Alon Supply and Offtake Agreement has an initial term that expires in May 2016. J. Aron may elect to terminate the agreement prior to the initial term beginning in May 2013, provided Alon receives notice of termination at least six months prior to that date. Following expiration or termination of the Alon Supply and Offtake Agreement, Alon is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery.

(c)	Contingencies
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(d)	Environmental
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
Alon has an environmental agreement with HEP pursuant to which Alon agreed to indemnify HEP against costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at the pipelines or terminals prior to February 28, 2005 or from violations of environmental laws with respect to the pipelines and terminals occurring prior to February 28, 2005. Alon's environmental indemnification obligations under the environmental agreement expire after February 28, 2015. In addition, Alon's indemnity obligations are subject to HEP first incurring $100 of damages as a result of pre-existing environmental conditions or violations. Alon's environmental indemnity obligations are further limited to an aggregate indemnification amount of $20,000, including any amounts paid by Alon to HEP with respect to indemnification for breaches of Alon's representations and warranties under a contribution agreement. With respect to any remediation required for environmental conditions existing prior to February 28, 2005, Alon has the option under the environmental agreement to perform such remediation itself in lieu of indemnifying HEP for their costs of performing such remediation. Pursuant to this option, Alon is continuing to perform the ongoing remediation at the Wichita Falls terminal. Any remediation required under the terms of the environmental agreement is limited to the standards under the applicable environmental laws as in effect at February 28, 2005.
Alon has an environmental agreement with Sunoco pursuant to which Alon agreed to indemnify Sunoco against costs and liabilities incurred by Sunoco to the extent resulting from the existence of environmental conditions at the pipelines prior to March 1, 2006 or from violations of environmental laws with respect to the pipelines occurring prior to March 1, 2006. With respect to any remediation required for environmental conditions existing prior to March 1, 2006, Alon has the option to perform such remediation itself in lieu of indemnifying Sunoco for their costs of performing such remediation.
Alon has accrued environmental remediation obligations of $65,463 ($6,292 current payable and $59,171 non-current liability) at December 31, 2011, and $69,006 ($7,349 current payable and $61,657 non-current liability) at December 31, 2010. The net environmental obligations (net of discount of $13,106) for which discounting were applied were $53,507. Those obligations were discounted at a rate of 4%. The aggregate gross disbursements for Alon's discounted environmental obligations for each of the five years subsequent to December 31, 2011 are as follows: 2012 - $4,173; 2013 - $4,150; 2014 - $4,129; 2015 - $4,059; 2016 - $3,949 and thereafter - $33,047.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded current receivables of $706 and $2,675 and non-current receivables of $15,719 and $14,386 at December 31, 2011 and 2010, respectively.
Alon has indemnification agreements with prior owners for part of the remediation expenses at certain West Coast assets. Alon has recorded current receivables of $1,893 and $1,323 and non-current receivables of $1,650 and $3,039 at December 31, 2011 and 2010, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(20)	Quarterly Information (unaudited)
Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth	Full Year
2011
Net Sales	$1,651,104	$1,595,631	$2,056,653	$1,882,869	$7,186,257
Operating income (loss)	73,293	40,512	81,954	(14,238)	181,521
Net income (loss) available to common stockholders	13,065	13,734	28,621	(12,913)	42,507
Income (loss) per share, basic	$0.24	$0.25	$0.51	$(0.23)	$0.77
Weighted average shares outstanding	54,549	55,533	55,755	55,853	55,431

2010
Net Sales	$579,313	$840,361	$1,248,569	$1,362,500	$4,030,743
Operating loss	(78,975)	(27,714)	(35,415)	(18,677)	(160,781)
Net loss available to common stockholders	(52,942)	(29,259)	(15,584)	(25,147)	(122,932)
Loss per share, basic	$(0.98)	$(0.54)	$(0.29)	$(0.46)	$(2.27)
Weighted average shares outstanding	54,161	54,164	54,181	54,215	54,186

(21)	Subsequent Event
Dividend Declared
On February 2, 2012, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on March 15, 2012, to stockholders of record at the close of business on March 1, 2012.
Alon USA LP Credit Facility
In February 2012, the Alon USA LP Credit Facility maturity date was extended through March 2016.
Paramount Credit Facility
In March 2012, Alon repaid its obligations under the Paramount Credit Facility.
J. Aron Agreement
In February 2012, Alon signed an agreement with J. Aron for the supply of crude oil that will support the operation of the California refineries. The structure of this agreement is also expected to result in lower borrowing costs as Alon used the proceeds from the sale of inventories to repay approximately $57,000 of loans. Also, the structure will substantially reduce the need to issue letters of credit to support the California refineries crude oil purchases and allow Alon to make crude oil purchases without the constraint of increases in crude oil prices customary with a typical revolving credit facility.
Alon Brands Term Loans
In March 2012, Alon issued $30,000 of Series B convertible preferred stock with similar terms as Alon's Series A convertible preferred stock and repaid in full its obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered back to Alon.

EXHIBITS

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

4.4	Form of Certificate of Designation of the 8.75% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by Alon on November 9, 2010, SEC File No. 001-32567).
4.5	Form of Certificate of Designation of the 8.75% Series B Convertible Preferred Stock.
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

10.5
Amendment and Supplement to Pipeline Lease Agreement, dated as of August 31, 2007, by and between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 8, 2007, SEC File No. 001-32567).

10.6
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

10.8
Premises Lease, dated as of May 12, 2003, between Southwest Convenience Stores, LLC and SCS Beverage, Inc. (incorporated by reference to Exhibit 10.35 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.9
Registration Rights Agreement, dated as of July 6, 2005, between Alon USA Energy, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.22 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.10
Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.11
Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.12
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

Exhibit No.	Description of Exhibit
10.13
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

10.14
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

10.15
Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.16
Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.17
Sixth Amendment to Amended Revolving Credit Agreement, dated as of May 10, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2010, SEC File No. 001-32567).

10.18
Seventh Amendment to Amended Revolving Credit Agreement, dated as of June 1, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.19
Eighth Amendment to Amended Revolving Credit Agreement, dated as of June 16, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.20
Ninth Amendment to Amended Revolving Credit Agreement, dated as of February 22, 2011, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.21
Tenth Amendment to Amended Revolving Credit Agreement, dated as of March 6, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

10.22
Revolving Credit Line Agreement, dated March 9, 2010, by and between Alon and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.96 to Form 10-K, filed by the Company on March 16, 2010, SEC File No. 001-32567).

10.23
Amendment and Waiver, dated February 24, 2011, to Revolving Credit Line Agreement, dated March 9, 2010, among Alon and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.24 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.24
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

10.25
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

10.26
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

Exhibit No.	Description of Exhibit
10.28
Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.29
Amended and Restated Credit Agreement, dated as of December 30, 2010, among Southwest Convenience Stores, LLC, Skinny's, LLC, the lenders party thereto and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 6, 2011, SEC File No. 001-32567).

10.30
Credit Agreement, dated as of June 22, 2006, among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.31
Amendment No. 1 to the Credit Agreement, dated as of February 28, 2007, by and among Alon USA Energy, Inc., the lenders party thereto and Credit Suisse (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on March 5, 2007, SEC File No. 001-32567).

10.32
Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.33
Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.34
Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.35*
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

10.38*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.39*
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

10.42*
Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.43*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.44*	Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company.
10.45*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.46*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.47*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.48*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.49*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.50*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.51*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.52*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.53*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
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

10.56
Shareholder Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Shareholder Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.39 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.57*
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

10.59
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

10.68	Amendment to Shareholder Agreements – Option Shares, between Alon Assets, Inc., Alon Operating, Inc., Alon USA Energy, Inc. and Joseph A. Concienne, dated October 3, 1011.
10.69
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.70*	Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 7, 2010, SEC File No. 001-32567).
10.71*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.72*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.73*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.74*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.75*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.76*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.77*	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).
10.78*
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

10.83
Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny's, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

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

Exhibit No.	Description of Exhibit
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

10.89†
First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.90†
Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.91†
Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.92†
First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 6, 2009, SEC No. 001-32567).

10.93
Amended and Restated Supply and Offtake Agreement, dated May 28, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.94
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.95
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.96
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

10.97
Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.98
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J.Â Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 11, 2011, SEC File No. 001-32567).

10.99	Supply and Offtake Agreement by and between Paramount Petroleum Corporation and J. Aron & Company, dated February 28, 2012.
10.100
Standby Equity Distribution Agreement, dated as of January 20, 2011, among Alon USA Energy, Inc. and YA Global Master SPV, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 24, 2011, SEC File No. 001-32567).

10.101	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.102
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.104 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.103
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.105 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.104
Warrant Agreement, dated March 14, 2011, between the Company and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.105
Registration Rights Agreement, dated as of March 10, 2011, between Alon USA Energy, Inc., FIMI Opportunity IV L.P., and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.107 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.106	Form of Series B Convertible Preferred Stock Purchase Agreement.
21.1	Subsidiaries of Alon USA Energy, Inc.
23.1	Consent of KPMG LLP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
100
The following financial information from Alon USA Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholders' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	March 12, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	March 12, 2012	By:	/s/ Shai Even
Shai Even
Chief Financial Officer
(Principal Accounting Officer)

Date:	March 12, 2012	By:	/s/ Itzhak Baker
Itzhak Baker
Director

Date:	March 12, 2012	By:	/s/ Boaz Biran
Boaz Biran
Director

Date:	March 12, 2012	By:	/s/ Shlomo Even
Shlomo Even
Director

Date:	March 12, 2012	By:	/s/ Ron W. Haddock
Ron W. Haddock
Director

Date:	March 12, 2012	By:	/s/ Jeff D. Morris
Jeff D. Morris
Director

Date:	March 12, 2012	By:	/s/ Yeshayuhu Pery
Yeshayuhu Pery
Director

Date:	March 12, 2012	By:	/s/ Zalman Segal
Zalman Segal
Director

Date:	March 12, 2012	By:	/s/ Avraham Baiga Shochat
Avraham Baiga Shochat
Director