Form 10-Q
period 2012-03-31
Alon USA Energy, Inc.
filed 2012-05-09
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2012, was 56,190,964.

PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
CONSOLIDATED BALANCE SHEETS	1
CONSOLIDATED STATEMENTS OF OPERATIONS	2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	3
CONSOLIDATED STATEMENTS OF CASH FLOWS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
FORWARD-LOOKING STATEMENTS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	37
PART II. OTHER INFORMATION	38
ITEM 6. EXHIBITS	38

SIGNATURES	39
EXHIBITS	40

EX-3.1 SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF ALON USA ENERGY, INC.
EX-10.1 FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, DATED AS OF APRIL 20, 2012 AMONG SOUTHWEST CONVENIENCE STORES, LLC, SKINNY'S LLC, THE LENDER PARTY THERETO AND WELLS FARGO BANK, NATIONAL ASSOCIATION

EX-10.2 ALON USA ENERGY, INC. SECOND AMENDED AND RESTATED INCENTIVE COMPENSATION PLAN
EX-31.1 CERTIFICATION OF CEO PURSUANT TO SECTION 302
EX-31.2 CERTIFICATION OF CFO PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,289	$157,066
Accounts and other receivables, net	191,274	247,214
Inventories	197,071	147,272
Deferred income tax asset	71,358	49,410
Prepaid expenses and other current assets	16,941	8,376
Total current assets	526,933	609,338
Equity method investments	20,403	20,342
Property, plant and equipment, net	1,493,396	1,504,870
Goodwill	105,943	105,943
Other assets, net	89,665	89,889
Total assets	$2,236,340	$2,330,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,831	$298,596
Accrued liabilities	145,698	91,416
Current portion of long-term debt	11,523	119,874
Total current liabilities	485,052	509,886
Other non-current liabilities	193,102	192,065
Long-term debt	902,856	930,322
Deferred income tax liability	289,892	302,325
Total liabilities	1,870,902	1,934,598
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01, 10,000,000 shares authorized; 7,000,000 issued and outstanding at March 31, 2012 and 4,000,000 shares issued and outstanding at December 31, 2011, respectively	70,000	40,000
Common stock, par value $0.01, 100,000,000 shares authorized; 56,190,964 and 56,107,986 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	562	561
Additional paid-in capital	318,242	318,659
Accumulated other comprehensive loss, net of income tax	(50,602)	(26,483)
Retained earnings	30,819	63,273
Total stockholders’ equity	369,021	396,010
Non-controlling interest in subsidiaries	(3,583)	(226)
Total equity	365,438	395,784
Total liabilities and equity	$2,236,340	$2,330,382

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2012	2011
Net sales (1)	$1,792,133	$1,651,104
Operating costs and expenses:
Cost of sales	1,618,674	1,461,123
Unrealized losses on commodity swaps	45,312	—
Direct operating expenses	72,209	56,923
Selling, general and administrative expenses	35,140	34,330
Depreciation and amortization	30,711	25,447
Total operating costs and expenses	1,802,046	1,577,823
Gain on disposition of assets	131	12
Operating income (loss)	(9,782)	73,293
Interest expense	(31,040)	(20,440)
Equity earnings (loss) of investees	61	(245)
Other loss, net	(8,100)	(31,913)
Income (loss) before income tax expense (benefit)	(48,861)	20,695
Income tax expense (benefit)	(17,751)	7,470
Net income (loss)	(31,110)	13,225
Net income (loss) attributable to non-controlling interest	(1,743)	160
Net income (loss) available to common stockholders	$(29,367)	$13,065
Earnings (loss) per share, basic	$(0.52)	$0.24
Weighted average shares outstanding, basic (in thousands)	56,028	54,549
Earnings (loss) per share, diluted	$(0.52)	$0.22
Weighted average shares outstanding, diluted (in thousands)	56,028	60,484
Cash dividends per share	$0.04	$0.04
___________

(1)	Includes excise taxes on sales by the retail segment of $16,124 and $14,218 for the three months ended March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$(31,110)	$13,225
Other comprehensive income (loss), net of tax:
Interest rate derivatives designated as cash flow hedges:
Unrealized holding loss arising during period, net of tax	(111)	(36)
Less: reclassification adjustments for gain (loss) realized in net loss, net of tax	647	634
Net gain (loss), net of tax	536	598
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	(26,134)	—
Less: reclassification adjustments for gain (loss) realized in net loss, net of tax	—	—
Net gain (loss), net of tax	(26,134)	—
Total other comprehensive income (loss), net of tax	(25,598)	598
Comprehensive income (loss)	(56,708)	13,823
Comprehensive income (loss) attributable to non-controlling interest	(3,222)	160
Comprehensive income (loss) attributable to common stockholders	$(53,486)	$13,663

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) available to common stockholders	$(29,367)	$13,065
Adjustments to reconcile net income (loss) available to common stockholders to cash provided by operating activities:
Depreciation and amortization	30,711	25,447
Stock compensation	563	254
Deferred income tax expense (benefit)	(20,627)	5,580
Net income (loss) attributable to non-controlling interest	(1,743)	160
Equity earnings of investees (net of dividends)	(61)	—
Amortization of debt issuance costs	1,725	1,404
Amortization of original issuance discount	786	455
Write-off of unamortized original issuance discount	9,624	—
Gain on disposition of assets	(131)	(12)
Unrealized losses on commodity swaps	45,312	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	23,262	(39,787)
Inventories	(49,799)	(3,699)
Prepaid expenses and other current assets	(8,565)	(786)
Other assets, net	(1,556)	(19,958)
Accounts payable	29,235	(30,004)
Accrued liabilities	467	27,394
Other non-current liabilities	1,037	44,868
Net cash provided by operating activities	30,873	24,381
Cash flows from investing activities:
Capital expenditures	(14,557)	(25,163)
Capital expenditures for turnarounds and catalysts	(2,105)	(185)
Dividends from investees, net of equity earnings	—	2,495
Proceeds from disposition of assets	11	18
Earnout payment related to Krotz Springs refinery acquisition	—	(2,187)
Net cash used in investing activities	(16,651)	(25,022)
Cash flows from financing activities:
Dividends paid to stockholders	(2,237)	(2,204)
Dividends paid to non-controlling interest	(135)	(287)
Proceeds from issuance of common stock	—	10,100
Stock issuance costs	—	(282)
Inventory supply agreement	—	1,165
Deferred debt issuance costs	(2,400)	(1,567)
Revolving credit facilities, net	(113,341)	13,852
Additions to long-term debt	—	30,000
Payments on long-term debt	(2,886)	(2,378)
Net cash provided by (used in) financing activities	(120,999)	48,399
Net increase (decrease) in cash and cash equivalents	(106,777)	47,758
Cash and cash equivalents, beginning of period	157,066	71,687
Cash and cash equivalents, end of period	$50,289	$119,445
Supplemental cash flow information:
Cash paid for interest	$14,456	$12,737
Refunds received for income tax	$(1,980)	$(186)
Non-cash activity:
Financing activity — payment on long-term debt from issuance of preferred stock	$(30,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation

(a)	Basis of Presentation
The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2012.
The consolidated balance sheet as of December 31, 2011, has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2011.

(b)	New Accounting Standards
In June 2011, the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 220, Comprehensive Income, were amended to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Under either option, the entity is required to present reclassification adjustments on the face of the financial statement where those components are presented. These provisions are effective for the first interim or annual period beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance did not affect Alon's financial position or results of operations because these requirements only affect the presentation of the financial statements and disclosures.

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
Alon’s retail and branded marketing segment operates approximately 300 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven, Alon and FINA brand names. Substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business is supplied by Alon’s Big Spring refinery. Alon markets gasoline and diesel under the Alon and FINA brand names through a network of approximately 625 locations, including Alon's convenience stores.
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
Segment data as of and for the three month periods ended March 31, 2012 and 2011, are presented below:

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months Ended March 31, 2012
Net sales to external customers	$1,331,117	$92,549	$368,467	$—	$1,792,133
Intersegment sales/purchases	311,254	(31,189)	(280,065)	—	—
Depreciation and amortization	25,702	1,382	3,074	553	30,711
Operating income (loss)	(2,111)	(1,421)	(5,507)	(743)	(9,782)
Total assets	1,878,201	120,430	222,200	15,509	2,236,340
Turnaround, chemical catalyst and capital expenditures	9,636	1,491	5,409	126	16,662

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months Ended March 31, 2011
Net sales to external customers	$1,248,677	$86,243	$316,184	$—	$1,651,104
Intersegment sales/purchases	250,347	(23,487)	(226,860)	—	—
Depreciation and amortization	20,037	1,730	3,277	403	25,447
Operating income (loss)	79,289	(9,628)	4,223	(591)	73,293
Total assets	1,863,971	118,012	200,931	16,882	2,199,796
Turnaround, chemical catalyst and capital expenditures	23,278	660	1,345	65	25,348
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of March 31, 2012
Assets:
Commodity contracts (futures and forwards)	$3,487	$—	$—	$3,487
Liabilities:
Commodity contracts (swaps)	—	54,211	—	54,211
Commodity contracts (call options)	—	9,034	—	9,034
Interest rate swap	—	3,373	—	3,373

As of December 31, 2011
Assets:
Commodity contracts (swaps)	—	31,936	—	31,936
Liabilities:
Commodity contracts (futures and forwards)	78	—	—	78
Commodity contracts (call options)	—	9,268	—	9,268
Interest rate swap	—	4,197	—	4,197

(4)	Derivative Financial Instruments
Mark to Market
Commodity Derivatives. Alon selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Alon does not speculate using derivative instruments. Credit risk on Alon’s derivative instruments is substantially mitigated by transacting with counterparties meeting established collateral and credit criteria.
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
Commodity Derivatives. As of March 31, 2012, Alon has accounted for certain commodity swap contracts as cash flow hedges with contract purchase volumes of 5,670,000 barrels of crude and contract sales volumes 5,670,000 barrels of refined products with a remaining contract term of nine months. As of March 31, 2012, Alon has recorded an unrealized after-tax loss of $26,134 related to these transactions in Other Comprehensive Income ("OCI").
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of March 31, 2012, Alon had an interest rate swap agreement with

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

a notional amount of $100,000, a remaining period of nine months and a fixed interest rate of 4.25%. This swap was accounted for as a cash flow hedge.
For cash flow hedges, gains and losses reported in equity are reclassified into interest expense when the forecasted transaction affects income. During the three months ended March 31, 2012 and 2011, Alon recognized in equity unrealized after-tax gains of $536 and $598, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from equity into interest expense as a result of the discontinuance of cash flow hedge accounting.
For the three months ended March 31, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(13,376)
Commodity contracts (call options)		—	Accrued liabilities	(9,034)
Commodity contracts (futures and forwards)	Accounts receivable	5,032	Accrued liabilities	(1,545)
Total derivatives not designated as hedging instruments		$5,032		$(23,955)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(40,835)
Interest rate swap		—	Other non-current liabilities	(3,373)
Total derivatives designated as hedging instruments		—		(44,208)
Total derivatives		$5,032		$(68,163)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	809	Accrued liabilities	(887)
Total derivatives not designated as hedging instruments		$33,487		$(10,897)

Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(4,197)
Total derivatives designated as hedging instruments		—		(4,197)
Total derivatives		$33,487		$(15,094)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2012
Commodity contracts (swaps)	$(40,835)	Cost of sales	$—		$—
Interest rate swap	824	Interest expense	(995)		—
Total derivatives	$(40,011)		$(995)		$—

For the Three Months Ended March 31, 2011
Interest rate swaps	$922	Interest expense	$(975)		$—
Total derivatives	$922		$(975)		$—
Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2012
Commodity contracts (futures & forwards)	Cost of sales	$1,714
Commodity contracts (swaps)	Cost of sales	(14,334)
Commodity contracts (swaps)	Unrealized losses on commodity swaps	(45,312)
Commodity contracts (call options)	Other loss, net	(8,153)
Total derivatives		$(66,085)

For the Three Months Ended March 31, 2011
Commodity contracts (futures & forwards)	Cost of sales	$(2,070)
Commodity contracts (swaps)	Cost of sales	5,259
Commodity contracts (swaps)	Other loss, net	(31,919)
Total derivatives		$(28,730)

(5)	Inventories
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Carrying value of inventories consisted of the following:

	March 31, 2012	December 31, 2011
Crude oil, refined products, asphalt and blendstocks	$69,070	$37,159
Crude oil inventory consigned to others	74,362	62,489
Materials and supplies	25,928	21,491
Store merchandise	20,314	19,322
Store fuel	7,397	6,811
Total inventories	$197,071	$147,272
Crude oil, refined products, asphalt and blendstock inventories totaled 2,092 thousand barrels and 1,838 thousand barrels as of March 31, 2012 and December 31, 2011, respectively. A reduction of inventory volumes resulted in a liquidation of LIFO inventory layers associated with refined products and asphalt carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $18,209 and $42,642 for the three months ended March 31, 2012 and 2011, respectively.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $84,865 and $93,401 at March 31, 2012 and December 31, 2011, respectively.
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
Alon had 1,099 thousand barrels and 951 thousand barrels of crude oil consigned to others at March 31, 2012 and December 31, 2011, respectively. Alon recorded liabilities associated with this consigned inventory of $49,196 in accounts payable and $60,737 in other non-current liabilities and $26,389 in accounts payable and $58,328 in other non-current liabilities at March 31, 2012 and December 31, 2011, respectively.
Additionally, Alon recorded accrued liabilities of $347 and $117 at March 31, 2012 and December 31, 2011, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Effective January 1, 2011, Alon elected to account for inventory consigned to others under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. If the contracts were settled March 31, 2012, the payment would be in excess of liabilities recorded by $14,963.
For inventory consignment agreements entered into after January 1, 2012 (Note 14), the transaction will be recorded in accordance with the provisions of FASB ASC 815, Derivatives and Hedging for fair value hedges.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2012	December 31, 2011
Refining facilities	$1,727,767	$1,718,792
Pipelines and terminals	43,461	43,414
Retail	149,723	147,679
Other	18,811	18,685
Property, plant and equipment, gross	1,939,762	1,928,570
Less accumulated depreciation	(446,366)	(423,700)
Property, plant and equipment, net	$1,493,396	$1,504,870

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2012	December 31, 2011
Deferred turnaround and chemical catalyst cost	$18,189	$20,998
Environmental receivables	17,017	17,369
Deferred debt issuance costs	13,029	12,354
Intangible assets, net	7,298	7,418
Receivable from supply agreements	12,496	12,496
Other, net	21,636	19,254
Total other assets	$89,665	$89,889

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2012	December 31, 2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$21,789	$32,892
Employee costs	11,372	11,368
Commodity contracts	64,790	10,897
Accrued finance charges	17,508	10,902
Environmental accrual	6,292	6,292
Other	23,947	19,065
Total accrued liabilities	$145,698	$91,416

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$46,747	$46,493
Environmental accrual (Note 14)	58,296	59,171
Asset retirement obligations	11,570	11,442
Interest rate swap valuations	3,373	4,197
Consignment inventory	60,737	58,328
Other	12,379	12,434
Total other non-current liabilities	$193,102	$192,065

(8)	Postretirement Benefits
Alon has four defined benefit pension plans covering substantially all of its employees, excluding employees of SCS. The benefits are based on years of service and the employee's final average monthly compensation. Alon's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2012 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2011. For the three months ended March 31, 2012 and 2011, Alon contributed $1,290 and $1,100, respectively, to its qualified pension plans.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Components of net periodic benefit cost:
Service cost	$943	$914
Interest cost	1,032	1,035
Expected return on plan assets	(1,077)	(933)
Amortization of net loss	646	448
Net periodic benefit cost	$1,544	$1,464

(9)	Indebtedness
Debt consisted of the following:

	March 31, 2012	December 31, 2011
Term loan credit facility	$424,125	$425,250
Revolving credit facilities	195,000	308,341
Senior secured notes	209,849	209,324
Retail credit facilities	85,405	107,281
Total debt	914,379	1,050,196
Less current portion	(11,523)	(119,874)
Total long-term debt	$902,856	$930,322
Alon USA, LP Credit Facility. Alon has a $240,000 revolving credit facility (the “Alon USA LP Credit Facility”) that will mature on March 1, 2016. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Alon USA LP Credit Facility is secured by (i) a first lien on cash, accounts receivables, inventories and related assets of Alon USA LP and (ii) a second lien on fixed assets, including the Big Spring refinery and certain asphalt terminals.
The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $195,000 and $200,000 were outstanding under the Alon USA LP Credit Facility at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $20,873 and $35,509, respectively.
Paramount Petroleum Corporation Credit Facility. In February 2012, Alon repaid in full all of its obligations under the Paramount Credit Facility.
Alon Brands Term Loans. In March 2011, Alon Brands issued $30,000 five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, 3,092,783 warrants were issued to purchase shares of Alon's common stock. In March 2012, Alon issued $30,000 of 8.5% Series B Convertible Preferred Stock and repaid in full its obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to Alon. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9,624 of unamortized original issuance discount was charged to interest expense for the three months ended March 31, 2012.
Financial Covenants. Alon has certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At March 31, 2012, Alon was in compliance with these maintenance financial covenants.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(10)	Stock-Based Compensation
Alon’s original incentive compensation plan, the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, was approved by its stockholders in 2006 and amended in May 2010. In May 2012, Alon’s stockholders approved a second amended and restated incentive compensation plan, the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan ("the Plan"), which is a component of Alon’s overall executive incentive compensation program. The Plan permits the granting of awards in the form of options to purchase common stock, Stock Appreciation Rights (“SARs”), restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees.
Restricted Stock. Non-employee directors, and non-employee directors of Alon's subsidiaries who are designated by Alon's directors, are awarded an annual grant of $25 in shares of restricted stock. The restricted shares granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.
Compensation expense for the restricted stock grants amounted to $174 and $12 for the three months ended March 31, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
The following table summarizes the restricted share activity from January 1, 2011:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2011	16,169	$9.28
Granted	186,015	13.50
Vested	(7,278)	10.31
Forfeited	—	—
Nonvested at December 31, 2011	194,906	$13.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2012	194,906	$13.26
As of March 31, 2012, there was $1,345 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 2005 Incentive Compensation Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. There were no shares vested in 2012.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $374 for the three months ended March 31, 2012, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights. Through March 31, 2012, Alon has granted awards of 599,165 SARs to certain officers and key employees of Alon of which 60% of these SARs have a grant price of $28.46 and the remaining SARs have grant prices ranging from $10.00 to $16.00. At March 31, 2012, 180,832 SARs with a grant price of $28.46 expired without any being exercised.
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
Compensation expense for the SARs grants amounted to $15 and $242 for the three months ended March 31, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(11)	Stockholders’ Equity (per share in dollars)

(a)	Preferred stock (share value in dollars)
In March 2012, pursuant to the terms of the Series B Convertible Preferred Stock Agreement, Alon issued 3,000,000 shares of 8.5% Series B Convertible Preferred Stock to a group of investors who held, in the aggregate, $30,000 of the Alon Brands Term Loans and 3,092,783 warrants to purchase shares of Alon common stock. Pursuant to such agreement, Alon repaid in full its obligations under the Alon Brands Term Loans and the warrants were surrendered to Alon. The terms of the Series B Convertible Preferred Stock are substantially the same as the terms of the Series A Convertible Preferred Stock except that, based on certain conditions, Alon has the right to convert the preferred stock into Alon common stock from March 2015 for the Series B Convertible Preferred Stock and from October 2013 for the Series A Convertible Preferred Stock. If all of the Series B Convertible Preferred Stock were to be converted into Alon's common stock based on the initial conversion price of $6.74 per share, then 4,451,100 shares of Alon's common stock would be issued.

(b)	Dividends
Common Stock Dividends. On March 15, 2012, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 1, 2012.
Preferred Stock Dividends. On March 31, 2012, 82,978 shares of Alon common stock were issued for payment of the quarterly 8.5% Series A Convertible Preferred Stock dividend to preferred stockholders of record at the close of business on March 20, 2012.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax.

	Unrealized Loss on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at December 31, 2011	$(3,194)	$(23,289)	$(26,483)
Current period other comprehensive loss, net of tax	(24,119)	—	(24,119)
Balance at March 31, 2012	$(27,313)	$(23,289)	$(50,602)

(12)	Earnings (Loss) Per Share
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
The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended
	March 31,
	2012	2011
Net income (loss) available to common stockholders	$(29,367)	$13,065
Average number of shares of common stock outstanding	56,028	54,549
Dilutive SARs, RSUs, convertible preferred stock and warrants	—	5,935
Average number of shares of common stock outstanding assuming dilution	56,028	60,484
Earnings (loss) per share – basic	$(0.52)	$0.24
Earnings (loss) per share – diluted	$(0.52)	$0.22

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(13)	Related-Party Transactions
In March 2012, pursuant to the terms of the Series B Convertible Preferred Stock Agreement, Alon issued $12,000 of 8.5% Series B Convertible Preferred Stock to certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Series B Convertible Preferred Stock, Alon repaid all amounts due under the Alon Brands Term Loan and the warrants held by Alon Israel and their affiliates were surrendered to Alon.

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
Supply and Offtake Agreement with J. Aron & Company
During the first quarter of 2012, Alon entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market prices, crude oil for processing at the California refineries and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the California refineries.
In connection with the execution of the Supply and Offtake Agreement for the California refineries, Alon also entered into agreements that provided for the sale, at market prices, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the California refineries, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement for the California refineries has an initial term that expires in May 2016. J. Aron may elect to terminate the agreement prior to the initial term beginning in May 2013, provided Alon receives notice of termination at least six months prior to that date. Following expiration or termination of the Supply and Offtake Agreement, Alon is obligated to purchase at market prices the crude oil and refined product inventories then owned by J. Aron and located at the California refineries. Alon is required to meet certain conditions, that are expected to be met, or otherwise the agreement could be terminated by J. Aron in May 2012.

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
Alon has accrued environmental remediation obligations of $64,588 ($6,292 current payable and $58,296 non-current liability) at March 31, 2012, and $65,463 ($6,292 current payable and $59,171 non-current liability) at December 31, 2011.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded a current receivable of $706 and a non-current receivable of $15,622, and a current receivable of $706 and a non-current receivable of $15,719 at March 31, 2012 and December 31, 2011, respectively.
Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,893 and a non-current receivable of $1,395, and a current receivable of $1,893 and a non-current receivable of $1,650 at March 31, 2012 and December 31, 2011, respectively.

(15)	Subsequent Events
Dividend Declared
On May 2, 2012, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on June 15, 2012, to stockholders of record at the close of business on June 1, 2012.
Stockholders' Equity
In May 2012, Alon shareholder's approved an amendment to Alon's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares and to increase the number of authorized shares of preferred stock from 10,000,000 shares to 15,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries.
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

•
termination of our Supply and Offtake Agreements with J. Aron & Company (“J. Aron”), which include all our refineries and under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of these Supply and Offtake Agreements;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors”.
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
Retail and Branded Marketing Segment. Our retail and branded marketing segment operates approximately 300 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven, Alon and FINA brand names. We have operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Our license to use the FINA brand will expire in August 2012 in accordance with its terms. We developed our own brand and logo in anticipation of the expiration of this license and have begun the process of converting all of our locations and all locations served by our branded marketing business to the new Alon brand. Under the Alon brand, we will no longer be subject to the geographic limitations contained in the FINA license agreement.
Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business is supplied by our Big Spring refinery. In 2012, approximately 93% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.

We market gasoline and diesel under the Alon and FINA brand names through a network of approximately 625 locations, including our convenience stores. Approximately 51% of the gasoline and 20% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the Alon and FINA brand names and provides credit card processing services to approximately 200 licensed locations that are not under fuel supply agreements with us.
First Quarter Operational and Financial Highlights
Operating income (loss) for the first quarter of 2012 was $(9.8) million, compared to $73.3 million in the same period last year. Our operational and financial highlights for the first quarter of 2012 include the following:

•
Combined refinery throughput for the first quarter of 2012 averaged 135,190 bpd, consisting of 69,512 bpd at the Big Spring refinery and 65,678 bpd at the Krotz Springs refinery, compared to 135,638 bpd for the first quarter of 2011, consisting of 62,181 bpd at the Big Spring refinery and 73,457 bpd at the Krotz Springs refinery. The California refineries were not in operation for the first quarter of 2012 or 2011.

•
Operating margin at the Big Spring refinery was $17.05 per barrel for the first quarter of 2012, compared to $19.50 per barrel for the same period in 2011. This decrease in operating margin is mainly due to a $1.41 per barrel impact on realized hedging losses and an $0.85 per barrel impact from lower by-product pricing. Additionally, mid-continent product pricing, being lower than Gulf Coast pricing, impacted margins.

•
Operating margin at the Krotz Springs refinery was $4.90 per barrel for the first quarter of 2012, compared to $5.06 per barrel for the same period in 2011. This decrease in operating margin is due to a $0.92 per barrel impact on realized hedging losses and a $1.10 per barrel impact from lower by-product pricing. Additionally, light product yields were lower in the first quarter of 2012 compared to the same period in 2011 as a result of unplanned outages in the FCC Unit and the FCC Gasoline Treater.

•
The average sweet/sour spread for the first quarter of 2012 was $3.62 per barrel compared to $4.10 per barrel for the same period in 2011. The average LLS to WTI spread for the first quarter of 2012 was $12.61 per barrel compared to $9.35 per barrel for the same period in 2011.

•
The average Gulf Coast 3/2/1 crack spread was $24.78 per barrel for the first quarter of 2012 compared to $18.09 per barrel for the first quarter of 2011. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the first quarter of 2012 was $12.46 per barrel compared to $9.03 per barrel for the first quarter of 2011.

•
Asphalt margins in the first quarter of 2012 were $55.18 per ton compared to $18.18 per ton in the first quarter of 2011. This increase was primarily due to non-cash inventory items, partially offset by higher crude oil costs. The average blended asphalt sales price increased 13.0% from $506.55 per ton in the first quarter of 2011 to $572.54 per ton in the first quarter of 2012 and the average non-blended asphalt sales price increased 12.9% from $302.57 per ton in the first quarter of 2011 to $341.49 per ton in the first quarter of 2012. The average price of Buena Vista crude increased 16.8% from $99.31 per barrel in the first quarter of 2011 to $116.00 per barrel in the first quarter of 2012.

•
Retail fuel sales volume increased by 12.8% from 36.7 million gallons in the first quarter of 2011 to 41.3 million gallons in the first quarter of 2012. Our branded fuel sales volume increased by 9.3% from 85.6 million gallons in the first quarter of 2011 to 93.5 million gallons in the first quarter of 2012.

•	On March 15, 2012, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on March 1, 2012.

•
On March 31, 2012, 82,978 shares of our common stock were issued for payment of the quarterly 8.5% Series A Convertible Preferred Stock dividend to preferred stockholders of record at the close of business on March 20, 2012.

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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2012 and 2011, were not materially affected by factors having an impact on understanding comparisons of our period-to-period financial performance.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2012 and 2011. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2011 is unaudited.

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,792,133	$1,651,104
Operating costs and expenses:
Cost of sales	1,618,674	1,461,123
Unrealized losses on commodity swaps	45,312	—
Direct operating expenses	72,209	56,923
Selling, general and administrative expenses (2)	35,140	34,330
Depreciation and amortization (3)	30,711	25,447
Total operating costs and expenses	1,802,046	1,577,823
Gain on disposition of assets	131	12
Operating income (loss)	(9,782)	73,293
Interest expense (4)	(31,040)	(20,440)
Equity earnings (loss) of investees	61	(245)
Other loss, net (5)	(8,100)	(31,913)
Income (loss) before income tax expense (benefit)	(48,861)	20,695
Income tax expense (benefit)	(17,751)	7,470
Net income (loss)	(31,110)	13,225
Net income (loss) attributable to non-controlling interest	(1,743)	160
Net income (loss) available to common stockholders	$(29,367)	$13,065
Earnings (loss) per share, basic	$(0.52)	$0.24
Weighted average shares outstanding, basic (in thousands)	56,028	54,549
Earnings (loss) per share, diluted	$(0.52)	$0.22
Weighted average shares outstanding, diluted (in thousands)	56,028	60,484
Cash dividends per share	$0.04	$0.04
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$30,873	$24,381
Investing activities	(16,651)	(25,022)
Financing activities	(120,999)	48,399
OTHER DATA:
Adjusted EBITDA (6)	12,759	66,570
Capital expenditures (7)	14,557	25,163
Capital expenditures for turnaround and chemical catalyst	2,105	185

	March 31, 2012	December 31, 2011
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	50,289	157,066
Working capital	41,881	99,452
Total assets	2,236,340	2,330,382
Total debt	914,379	1,050,196
Total equity	365,438	395,784

(1)	Includes excise taxes on sales by the retail and branded marketing segment of $16,124 and $14,218 for the three months ended March 31, 2012 and 2011, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $190 and $188 for the three months ended March 31, 2012 and 2011, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $553 and $403 for the three months ended March 31, 2012 and 2011, respectively, which are not allocated to our three operating segments.

(4)
Interest expense for the three months ended March 31, 2012, includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan.

(5)	Other loss, net for both the three months ended March 31, 2012 and 2011 is substantially the loss on heating oil call option crack spread contracts.

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

The following table reconciles net income (loss) available to common stockholders to Adjusted EBITDA for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Net income (loss) available to common stockholders	$(29,367)	$13,065
Non-controlling interest in income (loss) of subsidiaries	(1,743)	160
Income tax expense (benefit)	(17,751)	7,470
Interest expense	31,040	20,440
Depreciation and amortization	30,711	25,447
Gain on disposition of assets	(131)	(12)
Adjusted EBITDA	$12,759	$66,570
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $45,312 and loss on heating oil call option crack spread contracts of $8,153 for the three months ended March 31, 2012 and loss on heating oil call option crack spread contracts of $31,919 for the three months ended March 31, 2011.

(7)	Includes corporate capital expenditures of $126 and $65 for the three months ended March 31, 2012 and 2011, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,642,371	$1,499,024
Operating costs and expenses:
Cost of sales	1,503,393	1,345,021
Unrealized losses on commodity swaps	45,312	—
Direct operating expenses	63,219	46,949
Selling, general and administrative expenses	6,856	7,728
Depreciation and amortization	25,702	20,037
Total operating costs and expenses	1,644,482	1,419,735
Operating income (loss)	$(2,111)	$79,289
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$17.05	$19.50
Refinery operating margin – CA Refineries (2)	N/A	N/A
Refinery operating margin – Krotz Springs (2)	4.90	5.06
Refinery direct operating expense – Big Spring (3)	3.59	4.13
Refinery direct operating expense – CA Refineries (3)	N/A	N/A
Refinery direct operating expense – Krotz Springs (3)	3.99	2.85
Capital expenditures	7,531	23,093
Capital expenditures for turnaround and chemical catalyst	2,105	185
PRICING STATISTICS:
WTI crude oil (per barrel)	$103.00	$94.13
WTS crude oil (per barrel)	99.38	90.03
Buena Vista crude oil (per barrel)	116.00	99.31
LLS crude oil (per barrel)	112.51	98.37
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$24.78	$18.09
Crack spreads (3/1/1/1) (per barrel):
West Coast	12.64	12.15
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$12.46	$9.03
Crude oil differentials (per barrel):
WTI less WTS	$3.62	$4.10
LLS less WTI	12.61	9.35
WTI less Buena Vista	(13.00)	(5.18)
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.98	$2.60
Gulf Coast ultra-low sulfur diesel	3.16	2.83
Gulf Coast high sulfur diesel	3.12	2.76
West Coast LA CARBOB (unleaded gasoline)	3.20	2.79
West Coast LA ultra-low sulfur diesel	3.24	2.91
Natural gas (per MMBTU)	2.50	4.20

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended
	March 31,
	2012		2011
	bpd	%	bpd	%
Refinery throughput:
Sour crude	55,546	79.9	52,124	83.8
Sweet crude	12,206	17.6	8,499	13.7
Blendstocks	1,760	2.5	1,558	2.5
Total refinery throughput (4)	69,512	100.0	62,181	100.0
Refinery production:
Gasoline	35,140	50.7	30,373	49.3
Diesel/jet	22,236	32.1	19,988	32.4
Asphalt	4,535	6.6	4,340	7.0
Petrochemicals	4,136	6.0	3,824	6.2
Other	3,187	4.6	3,165	5.1
Total refinery production (5)	69,234	100.0	61,690	100.0
Refinery utilization (6)		96.8%		86.6%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended
	March 31,
	2012		2011
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	53,658	81.7	52,930	72.0
Heavy sweet crude	11,004	16.8	19,224	26.2
Blendstocks	1,016	1.5	1,303	1.8
Total refinery throughput (4)	65,678	100.0	73,457	100.0
Refinery production:
Gasoline	27,533	41.6	31,175	42.4
Diesel/jet	28,713	43.4	34,542	46.9
Heavy Oils	5,045	7.6	1,659	2.3
Other	4,927	7.4	6,146	8.4
Total refinery production (5)	66,218	100.0	73,522	100.0
Refinery utilization (6)		77.8%		86.8%

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

The refinery operating margin for the three months ended March 31, 2012, excludes unrealized losses on commodity swaps of $45,312, as shown separately in the statements of operations. The refinery operating margin for the three months ended March 31, 2011, excludes a benefit from inventory reductions of $22,460.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The California refineries were not in operation for the first quarter of 2012 or 2011.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$92,549	$86,243
Operating costs and expenses:
Cost of sales (1)	82,672	82,752
Direct operating expenses	8,990	9,974
Selling, general and administrative expenses	926	1,415
Depreciation and amortization	1,382	1,730
Total operating costs and expenses	93,970	95,871
Operating loss	$(1,421)	$(9,628)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	136	138
Non-blended asphalt sales volume (tons in thousands) (3)	43	54
Blended asphalt sales price per ton (2)	$572.54	$506.55
Non-blended asphalt sales price per ton (3)	341.49	302.57
Asphalt margin per ton (4)	55.18	18.18
Capital expenditures	$1,491	$660

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

RETAIL AND BRANDED MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$368,467	$316,184
Operating costs and expenses:
Cost of sales (2)	343,863	283,697
Selling, general and administrative expenses	27,168	24,999
Depreciation and amortization	3,074	3,277
Total operating costs and expenses	374,105	311,973
Gain on disposition of assets	131	12
Operating income (loss)	$(5,507)	$4,223
KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	93,490	85,570
Branded fuel margin (cents per gallon) (3)	(5.3)	3.7
Number of stores (end of period) (4)	300	304
Retail fuel sales (thousands of gallons)	41,329	36,655
Retail fuel sales (thousands of gallons per site per month) (4)	48	42
Retail fuel margin (cents per gallon) (5)	10.8	14.6
Retail fuel sales price (dollars per gallon) (6)	$3.46	$3.19
Merchandise sales	$73,482	$68,001
Merchandise sales (per site per month) (4)	$81	$75
Merchandise margin (7)	32.1%	33.1%
Capital expenditures	$5,409	$1,345

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $16,124 and $14,218 for the three months ended March 31, 2012 and 2011, respectively. Net sales also includes net royalty and related net credit card fees of $1,474 and $1,419 for the three months ended March 31, 2012 and 2011, respectively.

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

(4)	At March 31, 2012 we had 300 retail convenience stores of which 287 sold fuel. At March 31, 2011 we had 304 retail convenience stores of which 292 sold fuel.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Net Sales
Consolidated. Net sales for the three months ended March 31, 2012 were $1,792.1 million, compared to $1,651.1 million for the three months ended March 31, 2011, an increase of $141.0 million. This increase was primarily due to higher refined product prices and increased sales volumes in our retail and branded marketing segment.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,642.4 million for the three months ended March 31, 2012, compared to $1,499.0 million for the three months ended March 31, 2011, an increase of $143.4 million. The increase was due to higher refined product prices.
Combined refinery throughput for the three months ended March 31, 2012, averaged 135,190 bpd, consisting of 69,512 bpd at the Big Spring refinery and 65,678 bpd at the Krotz Springs refinery, compared to 135,638 bpd for the three months ended March 31, 2011, consisting of 62,181 bpd at the Big Spring refinery and 73,457 bpd at the Krotz Springs refinery. The California refineries were not in operation for the first quarter of 2012 and 2011.
The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2012 increased $0.38, or 14.6%, to $2.98, compared to $2.60 for the three months ended March 31, 2011. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the three months ended March 31, 2012 increased $0.33, or 11.7%, to $3.16, compared to $2.83 for the three months ended March 31, 2011. The average per gallon price for Gulf Coast high-sulfur diesel for the three months ended March 31, 2012, increased $0.36, or 13.0%, to $3.12, compared to $2.76 for the three months ended March 31, 2011.
Asphalt Segment. Net sales for our asphalt segment were $92.5 million for the three months ended March 31, 2012, compared to $86.2 million for the three months ended March 31, 2011, an increase of $6.3 million or 7.3%. The increase was due primarily to higher asphalt sales prices. The average blended asphalt sales price increased 13.0% from $506.55 per ton for the three months ended March 31, 2011, to $572.54 per ton for the three months ended March 31, 2012 and the average non-blended asphalt sales price increased 12.9% from $302.57 per ton for the three months ended March 31, 2011, to $341.49 per ton for the three months ended March 31, 2012.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $368.5 million for the three months ended March 31, 2012, compared to $316.2 million for the three months ended March 31, 2011, an increase of $52.3 million or 16.5%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise sales.
Cost of Sales
Consolidated. Cost of sales was $1,618.7 million for the three months ended March 31, 2012, compared to $1,461.1 million for the three months ended March 31, 2011, an increase of $157.6 million, or 10.8%. This increase was primarily due to higher crude oil prices and increased sales volumes in our retail and branded marketing segment.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $1,503.4 million for the three months ended March 31, 2012, compared to $1,345.0 million for the three months ended March 31, 2011, an increase of $158.4 million, or 11.8%. This increase was primarily due to an increase in the cost of crude oil used by our refineries. The average price of WTI increased 9.4% from $94.13 per barrel for the three months ended March 31, 2011, to $103.00 per barrel for the three months ended March 31, 2012. The average price of LLS crude increased 14.4% from $98.37 per barrel for the three months ended March 31, 2011, to $112.51 per barrel for the three months ended March 31, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $82.7 million for the three months ended March 31, 2012, compared to $82.8 million for the three months ended March 31, 2011, a decrease of $0.1 million or 0.1%.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $343.9 million for the three months ended March 31, 2012, compared to $283.7 million for the three months ended March 31, 2011, an increase of $60.2 million or 21.2%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $72.2 million for the three months ended March 31, 2012, compared to $56.9 million for the three months ended March 31, 2011, an increase of $15.3 million or 26.9%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended March 31, 2012 were $63.2 million, compared to $46.9 million for the three months ended March 31, 2011, an increase of $16.3 million or 34.8%. This increase is due primarily to the fact that the Bakersfield facility was not operational until July 2011.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2012, were $9.0 million, compared to $10.0 million for the three months ended March 31, 2011, a decrease of $1.0 million or 10.0%. The decrease is primarily due to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended March 31, 2012 were $35.1 million, compared to $34.3 million for the three months ended March 31, 2011, an increase of $0.8 million or 2.3%.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended March 31, 2012 were $6.9 million, compared to $7.7 million for the three months ended March 31, 2011, a decrease of $0.8 million or 10.4%. The decrease was primarily due to lower employee related costs in the three months ended March 31, 2012.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2012, were $0.9 million, compared to $1.4 million for the three months ended March 31, 2011, a decrease of $0.5 million or 35.7%. This decrease is due primarily to lower employee related costs.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended March 31, 2012 were $27.2 million, compared to $25.0 million for the three months ended March 31, 2011, an increase of $2.2 million or 8.8%. The increase was primarily attributable to higher employee related costs and higher credit card processing charges.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2012 was $30.7 million, compared to $25.4 million for the three months ended March 31, 2011, an increase of $5.3 million or 20.9%. The increase is due primarily to capital expenditures related to the integration of the Bakersfield refining assets which began operations in June 2011.
Operating Income (Loss)
Consolidated. Operating income (loss) for the three months ended March 31, 2012 was $(9.8) million, compared to $73.3 million for the three months ended March 31, 2011, a decrease of $83.1 million. This decrease was primarily due to lower refinery margins, unrealized losses on commodity swaps, higher refining and unbranded marketing direct operating costs, lower retail fuel margins, decreased merchandise margins and higher depreciation and amortization.
Refining and Unbranded Marketing Segment. Operating income (loss) for our refining and unbranded marketing segment was $(2.1) million for the three months ended March 31, 2012, compared to $79.3 million for the three months ended March 31, 2011, a decrease of $81.4 million. This decrease was primarily due to lower refining margins, unrealized losses on commodity swaps, higher direct operating costs and higher depreciation and amortization.
Refinery operating margin at the Big Spring refinery was $17.05 per barrel for the three months ended March 31, 2012, compared to $19.50 per barrel for the three months ended March 31, 2011. This decrease in operating margin is mainly due to a $1.41 per barrel impact on realized hedging losses and an $0.85 per barrel impact from lower by-product pricing. Additionally, mid-continent product pricing impacted margins. The average Gulf Coast 3/2/1 crack spread increased 37.0% to $24.78 per barrel for the three months ended March 31, 2012, compared to $18.09 per barrel for the three months ended March 31, 2011. The Krotz Springs refinery operating margin for the three months ended March 31, 2012, was $4.90 per barrel, compared to $5.06 per barrel for the three months ended March 31, 2011. This decrease in operating margin is due to a $0.92 per barrel impact on realized hedging losses and a $1.10 per barrel impact from lower by-product pricing. Additionally, light product yields were lower in the first quarter of 2012 compared to the same period in 2011 as a result of unplanned outages in the FCC Unit and the FCC Gasoline Treater. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2012 was $12.46 per barrel, compared to $9.03 per barrel for the three months ended March 31, 2011.
The decreases in refining margins at our Big Spring refinery were affected by a narrowing in the sweet/sour differential. The sweet/sour differential decreased 11.7% to $3.62 per barrel for the three months ended March 31, 2012, compared to $4.10 per barrel for the three months ended March 31, 2011.
Asphalt Segment. Operating loss for our asphalt segment was $1.4 million for the three months ended March 31, 2012, compared to $9.6 million for the three months ended March 31, 2011, a decrease in loss of $8.2 million or 85.4%. The decrease in loss was primarily due to an increase in asphalt sales prices and also non-cash inventory items.

Retail and Branded Marketing Segment. Operating income (loss) for our retail and branded marketing segment was $(5.5) million for the three months ended March 31, 2012, compared to $4.2 million for the three months ended March 31, 2011, a decrease of $9.7 million. This decrease was primarily due to lower fuel and merchandise margins.
Interest Expense
Interest expense was $31.0 million for the three months ended March 31, 2012, compared to $20.4 million for the three months ended March 31, 2011, an increase of $10.6 million, or 52.0%. The increase is primarily due to a charge of $9.6 million for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loans.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(17.8) million for the three months ended March 31, 2012, compared to $7.5 million for the three months ended March 31, 2011. The decrease resulted from our lower pre-tax income for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Our effective tax rate was 36.3% for the three months ended March 31, 2012, compared to an effective tax rate of 36.1% for the three months ended March 31, 2011.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest was $(1.7) million for the three months ended March 31, 2012, compared to $0.2 million for the three months ended March 31, 2011, a decrease of $1.9 million primarily due to its proportional share of the lower income for the three months ended March 31, 2012.
Net Income (Loss) Available to Common Stockholders
Net income (loss) available to common stockholders was $(29.4) million for the three months ended March 31, 2012, compared to $13.1 million for the three months ended March 31, 2011, a decrease of $42.5 million. This decrease was attributable to the factors discussed above.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake agreements, other credit lines and advances from affiliates.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2012, and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$30,873	$24,381
Investing activities	(16,651)	(25,022)
Financing activities	(120,999)	48,399
Net increase (decrease) in cash and cash equivalents	$(106,777)	$47,758
Cash Flows Provided by Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2012, was $30.9 million, compared to $24.4 million during the three months ended March 31, 2011. The change in cash provided by operating activities of $6.5 million is primarily attributable to a net increase in operating assets and liabilities of $16.1 million partially offset by the decrease of approximately $9.6 million in net income, adjusted for non-cash adjustments.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $16.7 million during the three months ended March 31, 2012, compared to $25.0 million during the three months ended March 31, 2011. The change in net cash used in investing activities of $8.3 million was principally due to a decrease in capital expenditures of $8.6 million.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities was $(121.0) million during the three months ended March 31, 2012, compared to $48.4 million during the three months ended March 31, 2011. The net change in cash used in financing activities of $169.4 million is primarily attributable to payments on debt of $116.2 million for the three months ended March 31, 2012 compared to increased net borrowings on long-term debt of $41.5 million and proceeds from issuance of common stock of $10.1 million for the three months ended March 31, 2011.

Indebtedness
Alon USA, LP Credit Facility. We have a $240 million revolving credit facility (the “Alon USA LP Credit Facility”) that will mature on March 1, 2016. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Alon USA LP Credit Facility is secured by (i) a first lien on cash, accounts receivables, inventories and related assets of Alon USA LP and (ii) a second lien on fixed assets, including the Big Spring refinery and certain asphalt terminals.
The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $195 million and $200 million were outstanding under the Alon USA LP Credit Facility at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $20.9 million and $35.5 million, respectively.
Paramount Petroleum Revolving Credit Facility. In February 2012, we repaid in full all of our obligations under the Paramount Credit Facility.
Alon Brands Term Loans. In March 2011, Alon Brands issued $30 million five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, 3,092,783 warrants were issued to purchase shares of our common stock. In March 2012, we issued $30 million of 8.5% Series B Convertible Preferred Stock and repaid in full our obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to us. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9.6 million of unamortized original issuance discount was charged to interest expense for the three months ended March 31, 2012.
Financial Covenants. We have certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At March 31, 2012, we were in compliance with these maintenance financial covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2012 is $102.3 million, of which $42.6 million is related to sustaining and regulatory compliance projects and $16.1 million is related to turnaround and chemical catalyst. Approximately $16.7 million has been spent during the three months ended March 31, 2012.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2011.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2012, we held approximately 2.1 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $84.9 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.1 million.
In accordance with fair value provisions of ASC 825-10, all commodity contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section or accumulated other comprehensive income of our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.
The following table provides information about our derivative commodity instruments as of March 31, 2012:

Description	Contract	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	569,659	115.26	—	$65,658	$64,226	$(1,432)
Forwards-long (Gasoline)	229,407	139.06	—	31,902	32,358	456
Forwards-short (Gasoline)	(217,963)	—	136.09	(29,664)	(29,017)	647
Forwards-long (Distillate)	166,945	139.89	—	23,354	23,111	(243)
Forwards-long (Jet)	72,616	138.03	—	10,023	9,951	(72)
Forwards-long (Slurry)	81,403	105.62	—	8,598	8,501	(97)
Forwards-short (Slurry)	(738)	—	110.62	(82)	(81)	1
Forwards-long (Catfeed)	131,944	134.53	—	17,750	17,876	126
Forwards-short (Slop)	(24,887)	—	97.12	(2,417)	(2,338)	79
Forwards-long (Propane)	88	81.21	—	7	7	—
Forwards-short (Propane)	(996)	—	50.24	(50)	(49)	1
Forwards-short (Asphalt)	(93,443)	—	77.46	(7,238)	(7,168)	70
Futures-short (Crude)	(1,008,000)	—	105.59	(106,433)	(103,628)	2,805
Futures-short (Gasoline)	(290,000)	—	139.72	(40,520)	(40,293)	227
Futures-short (Distillate)	(320,000)	—	136.02	(43,526)	(42,606)	920
Description	Contract	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps	(9,724,400)	22.07	27.65	$(214,646)	$(268,857)	$(54,211)
Futures-call options	(500,500)	13.70	29.86	(6,856)	(14,943)	(8,087)

Interest Rate Risk
As of March 31, 2012, $603.9 million of our outstanding debt was at floating interest rates out of which approximately $195.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%. As of March 31, 2012, we had an interest rate swap agreement with a notional amount of $100.0 million with a remaining period of 9 months and a fixed interest rate of 4.25%. An increase of 1% in the Eurodollar rate on indebtedness, net of the interest rate swap agreement outstanding in 2012 and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $5.5 million per year.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc.
3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
4.2	Specimen 8.50% Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).
4.3
Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

4.4	Form of Certificate of Designation of the 8.50% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by Alon on November 9, 2010, SEC File No. 001-32567).
4.5
Form of Certificate of Designation of the 8.50% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to Form 10-K, filed by the Company on March 13, 2012, SEC File No. 001-32567).

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of April 20, 2012 among Southwest Convenience Stores, LLC, Skinny's LLC, the lender party thereto and Wells Fargo Bank, National Association.

10.2	Alon USA Energy, Inc. Second Amended and Restated Incentive Compensation Plan.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	May 8, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	May 8, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	May 8, 2012	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc.
3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
4.2	Specimen 8.50% Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).
4.3
Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

4.4	Form of Certificate of Designation of the 8.50% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by Alon on November 9, 2010, SEC File No. 001-32567).
4.5
Form of Certificate of Designation of the 8.50% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to Form 10-K, filed by the Company on March 13, 2012, SEC File No. 001-32567).

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of April 20, 2012 among Southwest Convenience Stores, LLC, Skinny's LLC, the lender party thereto and Wells Fargo Bank, National Association.

10.2	Alon USA Energy, Inc. Second Amended and Restated Incentive Compensation Plan.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.