Form 10-Q
period 2012-06-30
Alon USA Energy, Inc.
filed 2012-08-09
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2012, was 56,545,834.

PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
CONSOLIDATED BALANCE SHEETS	1
CONSOLIDATED STATEMENTS OF OPERATIONS	2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	3
CONSOLIDATED STATEMENTS OF CASH FLOWS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
FORWARD-LOOKING STATEMENTS	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4. CONTROLS AND PROCEDURES	42
PART II. OTHER INFORMATION	43
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
ITEM 6. EXHIBITS	44

SIGNATURES	45
EXHIBITS	46

EX-10.4 AMENDMENT, DATED AS OF JULY 20, 2012, TO THE AMENDED AND RESTATED SUPPLY AND OFFTAKE AGREEMENT BY AND BETWEEN ALON USA, LP, AND J. ARON & COMPANY, DATED MARCH 1, 2011.
EX-10.5 AMENDMENT, DATED AS OF JULY 20, 2012, TO THE AMENDED AND RESTATED SUPPLY AND OFFTAKE AGREEMENT, DATED MAY 28, 2010, BY AND BETWEEN ALON REFINING KROTZ SPRINGS, INC. AND J. ARON & COMPANY.
EX-10.6 AMENDMENT, DATED AS OF JULY 20, 2012, TO THE SUPPLY AND OFFTAKE AGREEMENT, DATED MAY 30, 2012, BY AND BETWEEN ALON SUPPLY, INC., AND J. ARON AND COMPANY.
EX-10.7 AMENDMENT, DATED AS OF JULY 31, 2012, TO THE CREDIT AGREEMENT, DATED MAY 28, 2010, BY AND BETWEEN ALON REFINING KROTZ SPRINGS, INC. AND GOLDMAN SACHS BANK USA, AS ISSUING BANK.
EX-31.1 CERTIFICATION OF CEO PURSUANT TO SECTION 302
EX-31.2 CERTIFICATION OF CFO PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,516	$157,066
Accounts and other receivables, net	187,071	247,214
Inventories	219,153	147,272
Deferred income tax asset	54,493	49,410
Prepaid expenses and other current assets	23,991	8,376
Total current assets	542,224	609,338
Equity method investments	21,912	20,342
Property, plant and equipment, net	1,493,113	1,504,870
Goodwill	105,943	105,943
Other assets, net	106,172	89,889
Total assets	$2,269,364	$2,330,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,695	$298,596
Accrued liabilities	99,688	91,416
Current portion of long-term debt	11,513	119,874
Total current liabilities	415,896	509,886
Other non-current liabilities	259,436	192,065
Long-term debt	862,538	930,322
Deferred income tax liability	306,667	302,325
Total liabilities	1,844,537	1,934,598
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 7,000,000 issued and outstanding at June 30, 2012 and 4,000,000 shares issued and outstanding at December 31, 2011, respectively	70,000	40,000
Common stock, par value $0.01, 150,000,000 shares authorized; 56,513,315 and 56,107,986 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	565	561
Additional paid-in capital	320,386	318,659
Accumulated other comprehensive loss, net of income tax	(35,469)	(26,483)
Retained earnings	70,010	63,273
Total stockholders’ equity	425,492	396,010
Non-controlling interest in subsidiaries	(665)	(226)
Total equity	424,827	395,784
Total liabilities and equity	$2,269,364	$2,330,382

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales (1)	$1,910,489	$1,595,631	$3,702,622	$3,246,735
Operating costs and expenses:
Cost of sales	1,686,876	1,429,452	3,305,550	2,890,575
Unrealized (gains) losses on commodity swaps	(12,871)	—	32,441	—
Direct operating expenses	76,874	62,215	149,083	119,138
Selling, general and administrative expenses	36,208	38,585	71,348	72,915
Depreciation and amortization	30,419	24,787	61,130	50,234
Total operating costs and expenses	1,817,506	1,555,039	3,619,552	3,132,862
Loss on disposition of assets	(345)	(80)	(214)	(68)
Operating income	92,638	40,512	82,856	113,805
Interest expense	(24,300)	(20,758)	(55,340)	(41,198)
Equity earnings of investees	1,509	2,015	1,570	1,770
Other income (loss), net	1,107	(4,880)	(6,993)	(36,793)
Income before income tax expense	70,954	16,889	22,093	37,584
Income tax expense	25,680	2,478	7,929	9,948
Net income	45,274	14,411	14,164	27,636
Net income attributable to non-controlling interest	2,183	677	440	837
Net income available to common stockholders	$43,091	$13,734	$13,724	$26,799
Earnings per share, basic	$0.77	$0.25	$0.24	$0.49
Weighted average shares outstanding, basic (in thousands)	56,238	55,533	56,133	55,041
Earnings per share, diluted	$0.65	$0.22	$0.21	$0.44
Weighted average shares outstanding, diluted (in thousands)	66,635	61,517	66,562	61,000
Cash dividends per share	$0.04	$0.04	$0.08	$0.08
___________

(1)	Includes excise taxes on sales by the retail segment of $16,198 and $15,193 for the three months and $32,322 and $29,411 for the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$45,274	$14,411	$14,164	$27,636
Other comprehensive income (loss), net of tax:
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	(9)	(372)	(120)	(408)
Less: reclassification adjustments for gain (loss) realized in net income, net of tax	(659)	(661)	(1,306)	(1,295)
Net gain (loss), net of tax	650	289	1,186	887
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	6,137	—	(25,087)	—
Less: reclassification adjustments for gain (loss) realized in net income, net of tax	(9,215)	—	(14,305)	—
Net gain (loss), net of tax	15,352	—	(10,782)	—
Total other comprehensive income (loss), net of tax	16,002	289	(9,596)	887
Comprehensive income	61,276	14,700	4,568	28,523
Comprehensive income (loss) attributable to non-controlling interest	3,052	677	(170)	837
Comprehensive income attributable to common stockholders	$58,224	$14,023	$4,738	$27,686

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income available to common stockholders	$13,724	$26,799
Adjustments to reconcile net income available to common stockholders to cash provided by (used in) operating activities:
Depreciation and amortization	61,130	50,234
Stock compensation	1,496	799
Deferred income tax expense	4,665	8,752
Net income attributable to non-controlling interest	440	837
Equity earnings of investees (net of dividends)	(1,570)	—
Amortization of debt issuance costs	3,297	2,872
Amortization of original issuance discount	1,344	1,294
Write-off of unamortized original issuance discount	9,624	—
Loss on disposition of assets	214	68
Unrealized losses on commodity swaps	32,441	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	25,691	(98,479)
Income tax receivable	2,516	—
Inventories	(71,881)	(143,723)
Prepaid expenses and other current assets	(15,615)	(1,770)
Other assets, net	(17,258)	(19,442)
Accounts payable	6,099	55,828
Accrued liabilities	(9,506)	29,094
Other non-current liabilities	67,371	35,721
Net cash provided by (used in) operating activities	114,222	(51,116)
Cash flows from investing activities:
Capital expenditures	(40,525)	(67,958)
Capital expenditures for turnarounds and catalysts	(8,757)	(4,262)
Dividends from investees, net of equity earnings	—	480
Proceeds from disposition of assets	16	40
Earnout payment related to Krotz Springs refinery acquisition	—	(4,375)
Net cash used in investing activities	(49,266)	(76,075)
Cash flows from financing activities:
Dividends paid to stockholders	(4,481)	(4,427)
Dividends paid to non-controlling interest	(269)	(430)
Proceeds from issuance of common stock	—	11,900
Stock issuance costs	—	(537)
Inventory supply agreement	—	1,165
Deferred debt issuance costs	(2,643)	(1,900)
Revolving credit facilities, net	(151,341)	142,498
Additions to long-term debt	—	30,136
Payments on long-term debt	(5,772)	(5,759)
Net cash provided by (used in) financing activities	(164,506)	172,646
Net increase (decrease) in cash and cash equivalents	(99,550)	45,455
Cash and cash equivalents, beginning of period	157,066	71,687
Cash and cash equivalents, end of period	$57,516	$117,142
Supplemental cash flow information:
Cash paid for interest	$44,786	$37,428
Cash paid (refunds received) for income tax	$(1,378)	$2,819
Non-cash activity:
Financing activity — payment on long-term debt from issuance of preferred stock	$(30,000)	$—

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
In July 2012, the provisions of FASB ASC 350, Intangibles - Goodwill and Other, were amended to allow an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance will not affect Alon's financial position or results of operations.

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
Alon’s retail and branded marketing segment operates approximately 300 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business is supplied by Alon’s Big Spring refinery. Alon markets gasoline and diesel under the Alon brand name through a network of approximately 625 locations, including Alon's convenience stores.
Alon has operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Alon's license to use the FINA brand expired in August 2012 in accordance with its terms. Alon developed its own brand and logo in anticipation of this expiration of this license and has substantially completed the conversion of all of its locations and all locations served by its branded marketing business to the new Alon brand. Under the brand, Alon will no longer be subject to the geographic limitations contained in the FINA license agreement.

(d)	Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
Segment data as of and for the three and six month periods ended June 30, 2012 and 2011, are presented below:

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months Ended June 30, 2012
Net sales to external customers	$1,366,816	$152,911	$390,762	$—	$1,910,489
Intersegment sales/purchases	381,589	(106,056)	(275,533)	—	—
Depreciation and amortization	25,210	1,414	3,171	624	30,419
Operating income (loss)	76,092	6,404	10,957	(815)	92,638
Total assets	1,859,000	171,517	223,567	15,280	2,269,364
Turnaround, chemical catalyst and capital expenditures	21,207	5,969	4,787	657	32,620

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months Ended June 30, 2011
Net sales to external customers	$1,064,185	$147,811	$383,635	$—	$1,595,631
Intersegment sales/purchases	371,735	(94,992)	(276,743)	—	—
Depreciation and amortization	19,583	1,747	3,053	404	24,787
Operating income (loss)	43,854	(13,697)	10,947	(592)	40,512
Total assets	2,040,276	145,066	214,519	15,345	2,415,206
Turnaround, chemical catalyst and capital expenditures	42,172	673	3,149	878	46,872

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Six Months Ended June 30, 2012
Net sales to external customers	$2,697,933	$245,460	$759,229	$—	$3,702,622
Intersegment sales/purchases	692,843	(137,245)	(555,598)	—	—
Depreciation and amortization	50,912	2,796	6,245	1,177	61,130
Operating income (loss)	73,981	4,983	5,450	(1,558)	82,856
Total assets	1,859,000	171,517	223,567	15,280	2,269,364
Turnaround, chemical catalyst and capital expenditures	30,843	7,460	10,196	783	49,282

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Six Months Ended June 30, 2011
Net sales to external customers	$2,312,862	$234,054	$699,819	$—	$3,246,735
Intersegment sales/purchases	622,082	(118,479)	(503,603)	—	—
Depreciation and amortization	39,620	3,477	6,330	807	50,234
Operating income (loss)	123,143	(23,325)	15,170	(1,183)	113,805
Total assets	2,040,276	145,066	214,519	15,345	2,415,206
Turnaround, chemical catalyst and capital expenditures	65,450	1,333	4,494	943	72,220
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of June 30, 2012
Assets:
Commodity contracts (futures and forwards)	$2,762	$1,871	$—	$4,633
Liabilities:
Commodity contracts (swaps)	—	17,352	—	17,352
Interest rate swap	—	2,372	—	2,372

As of December 31, 2011
Assets:
Commodity contracts (swaps)	—	31,936	—	31,936
Liabilities:
Commodity contracts (futures and forwards)	78	—	—	78
Commodity contracts (call options)	—	9,268	—	9,268
Interest rate swap	—	4,197	—	4,197

(4)	Derivative Financial Instruments
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
Commodity Derivatives. As of June 30, 2012, Alon has accounted for certain commodity swap contracts as cash flow hedges with contract purchase volumes of 3,780,000 barrels of crude and contract sales volumes of 3,780,000 barrels of refined products with a remaining contract term of six months. During the three and six months ended June 30, 2012, Alon recognized unrealized after-tax gains (losses) of $15,352 and $(10,782), respectively, related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the three and six months ended June 30, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of June 30, 2012, Alon had an interest rate swap agreement with a notional amount of $100,000, a remaining period of six months and a fixed interest rate of 4.25%. This swap was accounted for as a cash flow hedge.
For cash flow hedges, gains and losses reported in OCI are reclassified into interest expense when the forecasted transaction affects income. Alon recognized in OCI unrealized after-tax gains of $650 and $289 during the three months ended June 30, 2012 and 2011, respectively, and $1,186 and $887 during the six months ended June 30, 2012 and 2011, respectively,

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from OCI into interest expense as a result of the discontinuance of cash flow hedge accounting.
For the three and six months ended June 30, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(505)
Commodity contracts (futures and forwards)	Accounts receivable	4,327	Accrued liabilities	(1,565)
Commodity contracts (futures and forwards)	Other assets, net	1,871		—
Total derivatives not designated as hedging instruments		$6,198		$(2,070)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(16,847)
Interest rate swap		—	Other non-current liabilities	(2,372)
Total derivatives designated as hedging instruments		—		(19,219)
Total derivatives		$6,198		$(21,289)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	809	Accrued liabilities	(887)
Total derivatives not designated as hedging instruments		$33,487		$(10,897)

Derivatives designated as hedging instruments:
Interest rate swap		$—	Other non-current liabilities	$(4,197)
Total derivatives designated as hedging instruments		—		(4,197)
Total derivatives		$33,487		$(15,094)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2012
Commodity contracts (swaps)	$23,988	Cost of sales	$(14,399)		$—
Interest rate swaps	1,001	Interest expense	(1,014)		—
Total derivatives	$24,989		$(15,413)		$—

For the Three Months Ended June 30, 2011
Interest rate swap	$444	Interest expense	$(1,020)		$—
Total derivatives	$444		$(1,020)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2012
Commodity contracts (swaps)	$(16,847)	Cost of sales	$(22,352)		$—
Interest rate swaps	1,825	Interest expense	(2,009)		—
Total derivatives	$(15,022)		$(24,361)		$—

For the Six Months Ended June 30, 2011
Interest rate swap	$1,366	Interest expense	$(1,995)		$—
Total derivatives	$1,366		$(1,995)		$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2012	2011	2012	2011
Commodity contracts (futures & forwards)	Cost of sales	$13,861	$1,122	$15,575	$10,759
Commodity contracts (swaps)	Cost of sales	(5,825)	(357)	(12,206)	(2,678)
Commodity contracts (swaps)	Unrealized gains (losses) on commodity swaps	12,871	—	(32,441)	—
Commodity contracts (call options)	Other income (loss), net	856	(4,905)	(7,297)	(36,824)
Total derivatives		$21,763	$(4,140)	$(36,369)	$(28,743)

(5)	Inventories
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
Carrying value of inventories consisted of the following:

	June 30, 2012	December 31, 2011
Crude oil, refined products, asphalt and blendstocks	$63,525	$37,159
Crude oil inventory consigned to others	102,663	62,489
Materials and supplies	24,556	21,491
Store merchandise	21,884	19,322
Store fuel	6,525	6,811
Total inventories	$219,153	$147,272
Crude oil, refined products, asphalt and blendstock inventories totaled 2,302 thousand barrels and 1,838 thousand barrels as of June 30, 2012 and December 31, 2011, respectively. A reduction of inventory volumes occurring in the three months ended March 31, 2012 and 2011, resulted in a liquidation of LIFO inventory layers associated with refined products and asphalt carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $14,965 and $44,340 for the six months ended June 30, 2012 and 2011, respectively.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $43,724 and $93,401 at June 30, 2012 and December 31, 2011, respectively.
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
Alon had 1,323 thousand barrels and 951 thousand barrels of crude oil consigned to others at June 30, 2012 and December 31, 2011, respectively. Alon recorded liabilities associated with this consigned inventory of $129,398 in other non-current liabilities at June 30, 2012 and $26,389 in accounts payable and $58,328 in other non-current liabilities at December 31, 2011.
Additionally, Alon recorded accounts receivable of $4,874 and accrued liabilities of $117 at June 30, 2012 and December 31, 2011, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Effective January 1, 2011, Alon elected to account for inventory consigned to others under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. If the contracts were settled June 30, 2012, the liabilities recorded would be in excess of the payment by $2,442.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2012	December 31, 2011
Refining facilities	$1,748,294	$1,718,792
Pipelines and terminals	43,459	43,414
Retail	151,204	147,679
Other	19,467	18,685
Property, plant and equipment, gross	1,962,424	1,928,570
Less accumulated depreciation	(469,311)	(423,700)
Property, plant and equipment, net	$1,493,113	$1,504,870

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2012	December 31, 2011
Deferred turnaround and chemical catalyst cost	$20,777	$20,998
Environmental receivables	16,534	17,369
Deferred debt issuance costs	11,700	12,354
Intangible assets, net	8,560	7,663
Receivable from supply agreements	26,179	12,496
Other, net	22,422	19,009
Total other assets	$106,172	$89,889

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2012	December 31, 2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$25,430	$32,892
Employee costs	11,418	11,368
Commodity contracts	18,917	10,897
Accrued finance charges	9,862	10,902
Environmental accrual	6,292	6,292
Other	27,769	19,065
Total accrued liabilities	$99,688	$91,416

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$46,661	$46,493
Environmental accrual (Note 14)	57,283	59,171
Asset retirement obligations	11,629	11,442
Interest rate swap valuations	2,372	4,197
Consignment inventory	129,398	58,328
Other	12,093	12,434
Total other non-current liabilities	$259,436	$192,065

(8)	Postretirement Benefits
Alon has four defined benefit pension plans covering substantially all of its employees, excluding employees of SCS. The benefits are based on years of service and the employee's final average monthly compensation. Alon's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2012 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2011. For the six months ended June 30, 2012 and 2011, Alon contributed $2,920 and $2,340, respectively, to its qualified pension plans.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$943	$915	$1,886	$1,829
Interest cost	1,031	1,035	2,063	2,070
Expected return on plan assets	(1,076)	(933)	(2,153)	(1,866)
Amortization of net loss	645	448	1,291	896
Net periodic benefit cost	$1,543	$1,465	$3,087	$2,929

(9)	Indebtedness
Debt consisted of the following:

	June 30, 2012	December 31, 2011
Term loan credit facility	$423,000	$425,250
Revolving credit facilities	157,000	308,341
Senior secured notes	210,408	209,324
Retail credit facilities	83,643	107,281
Total debt	874,051	1,050,196
Less current portion	(11,513)	(119,874)
Total long-term debt	$862,538	$930,322
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
Borrowings of $157,000 and $200,000 were outstanding under the Alon USA LP Credit Facility at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $43,763 and $35,509, respectively.
Paramount Petroleum Corporation Credit Facility. In February 2012, Alon repaid in full all of its obligations under the Paramount Credit Facility.
Alon Brands Term Loans. In March 2011, Alon Brands issued $30,000 five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, 3,092,783 warrants were issued to purchase shares of Alon's common stock. In March 2012, Alon issued $30,000 of 8.5% Series B Convertible Preferred Stock to the holders of the Alon Brands Term Loans and repaid in full its obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to Alon. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9,624 of unamortized original issuance discount was charged to interest expense for the six months ended June 30, 2012.
Financial Covenants. Alon has certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At June 30, 2012, Alon was in compliance with these maintenance financial covenants.

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
Restricted Stock. Non-employee directors, and non-employee directors of Alon's subsidiaries who are designated by Alon's directors, are awarded an annual grant of $25 in shares of restricted stock. In May 2012, Alon granted awards of 11,148 restricted shares at a grant date price of $8.97. The restricted shares granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.
In May 2012, Alon granted awards of 180,000 restricted shares to certain executive officers at a grant date price of $8.77.  These May 2012 restricted shares will vest as follows:  50% on May 10, 2013 and 50% on May 10, 2016, assuming continued service at vesting.
Compensation expense for the restricted stock grants amounted to $545 and $264 for the three months ended June 30, 2012 and 2011, respectively, and $719 and $276 for the six months ended June 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
The following table summarizes the restricted share activity from January 1, 2011:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2011	16,169	$9.28
Granted	186,015	13.50
Vested	(7,278)	10.31
Forfeited	—	—
Nonvested at December 31, 2011	194,906	$13.26
Granted	191,148	8.78
Vested	(97,424)	13.27
Forfeited	—	—
Nonvested at June 30, 2012	288,630	$10.29
As of June 30, 2012, there was $2,479 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. The fair value of shares vested in 2012 was $848.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $374 and $249 for the three months ended June 30, 2012 and 2011, respectively, and $748 and $249 for the six months ended June 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights. Through June 30, 2012, Alon has granted awards of 599,165 SARs to certain officers and key employees of Alon of which 60% of these SARs have a grant price of $28.46 and the remaining SARs have grant prices ranging from $10.00 to $16.00 . At June 30, 2012, 180,832 SARs with a grant price of $28.46 expired without being exercised.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Compensation expense for the SARs grants amounted to $14 and $32 for the three months ended June 30, 2012 and 2011, respectively, and $29 and $274 for the six months ended June 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
In June 2012, Alon signed agreements with shareholders of two of its subsidiaries, Alon Assets, Inc. ("Alon Assets") and Alon USA Operating, Inc. ("Alon Operating"). According to the agreements, Alon has the right to exchange 581,699 of its shares over a period of 12 quarters and 2,326,946 of its shares over a period of 20 quarters, beginning July 2012, for 15,549.3 shares of Alon Assets and 5,839.1 shares of Alon Operating. In July 2012, 164,822 of Alon's shares were issued in exchange for 881.12 shares of Alon Assets and 330.88 shares of Alon Operating.

(11)	Stockholders’ Equity (per share in dollars)

(a)	Preferred stock (share value in dollars)
In March 2012, pursuant to the terms of the Series B Convertible Preferred Stock Agreement, Alon issued 3,000,000 shares of 8.5% Series B Convertible Preferred Stock to a group of investors who held, in the aggregate, $30,000 of the Alon Brands Term Loans and 3,092,783 warrants to purchase shares of Alon common stock. Pursuant to this agreement, Alon repaid in full its obligations under the Alon Brands Term Loans and the warrants were surrendered to Alon. The terms of the Series B Convertible Preferred Stock are substantially the same as the terms of the Series A Convertible Preferred Stock except that, based on certain conditions, Alon has the right to convert the preferred stock into Alon common stock from March 2015 for the Series B Convertible Preferred Stock and from October 2013 for the Series A Convertible Preferred Stock. If all of the Series B Convertible Preferred Stock were to be converted into Alon's common stock based on the initial conversion price of $6.74 per share, then 4,451,100 shares of Alon's common stock would be issued.

(b)	Dividends
Common Stock Dividends. On June 15, 2012, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on June 1, 2012.
Preferred Stock Dividends. On June 30, 2012, 150,703 shares of Alon common stock were issued for payment of the quarterly 8.5% Series A and Series B Convertible Preferred Stock dividends to preferred stockholders of record at the close of business on June 20, 2012.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax.

	Unrealized Loss on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at December 31, 2011	$(3,194)	$(23,289)	$(26,483)
Current period other comprehensive loss, net of tax	(8,986)	—	(8,986)
Balance at June 30, 2012	$(12,180)	$(23,289)	$(35,469)

(12)	Earnings Per Share
Basic earnings per share is calculated as net income available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings per share include the dilutive effect of SARs using the treasury stock method and the dilutive effect of convertible preferred shares, warrants and granted restricted stock units using the if-converted method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings per share, basic and diluted, for the three and six months ended June 30, 2012 and 2011, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$43,091	$13,734	$13,724	$26,799
Average number of shares of common stock outstanding	56,238	55,533	56,133	55,041
Dilutive SARs, RSUs, convertible preferred stock and warrants	10,397	5,984	10,429	5,959
Average number of shares of common stock outstanding assuming dilution	66,635	61,517	66,562	61,000
Earnings per share – basic	$0.77	$0.25	$0.24	$0.49
Earnings per share – diluted	$0.65	$0.22	$0.21	$0.44

(13)	Related-Party Transactions
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
In July 2012, each of the Supply and Offtake Agreements for the Big Spring refinery, Krotz Springs refinery and the California refineries were amended principally in order to extend the terms of the Supply and Offtake Agreements by an additional two years. After the amendments, the Supply and Offtake Agreements have an initial term that expires in May 2018. J. Aron may elect to terminate the agreements prior to the initial term in May 2015 and upon each anniversary thereof provided Alon receives notice of termination at least six months prior to that date. Alon may elect to terminate in May 2017, provided Alon provides notice of termination at least six months prior to that date.
In May 2010, Alon Refining Krotz Springs, Inc. ("ARKS") entered into a secured Credit Agreement (the “Standby LC Facility”) by and between ARKS, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of ARKS. In July 2012, ARKS entered into an amendment to the Standby LC Facility that extends the expiration of the Standby LC Facility until July 31, 2013. At this

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

time there is no further availability under the Standby LC Facility.

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
Alon has accrued environmental remediation obligations of $63,575 ($6,292 accrued liability and $57,283 non-current liability) at June 30, 2012, and $65,463 ($6,292 accrued liability and $59,171 non-current liability) at December 31, 2011.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded a current receivable of $706 and a non-current receivable of $15,486, and a current receivable of $706 and a non-current receivable of $15,719 at June 30, 2012 and December 31, 2011, respectively.
Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,893 and a non-current receivable of $1,048, and a current receivable of $1,893 and a non-current receivable of $1,650 at June 30, 2012 and December 31, 2011, respectively.

(15)	Subsequent Events
Dividend Declared
On August 7, 2012, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on September 19, 2012, to stockholders of record at the close of business on September 5, 2012.

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate Cushing ("WTI") crude oil and West Texas Sour ("WTS") crude oil;

•	changes in the spread between WTI crude oil and Light Louisiana Sweet and Heavy Louisiana Sweet crude oils, as well as the spread between California crudes such as Buena Vista and WTI;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

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
We market refined products produced by our California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. At Bakersfield, we operate the hydrocracker unit and process vacuum gas oil produced by our other California locations.
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
Retail and Branded Marketing Segment. Our retail and branded marketing segment operates approximately 300 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. We have operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Our license to use the FINA brand expired in August 2012 in accordance with its terms. We developed our own brand and logo in anticipation of the expiration of this license and have substantially completed the conversion of all of our locations and all locations served by our branded marketing business to the new Alon brand. Under the Alon brand, we will no longer be subject to the geographic limitations contained in the FINA license agreement.
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

We market gasoline and diesel under the Alon brand name through a network of approximately 625 locations, including our convenience stores. Approximately 56% of the gasoline and 21% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the Alon brand name and provides credit card processing services to approximately 160 licensed locations that are not under fuel supply agreements with us.
Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2012 was $92.6 million, compared to $40.5 million in the same period last year. Our operational and financial highlights for the second quarter of 2012 include the following:

•
Combined refinery throughput for the second quarter of 2012 averaged 160,071 bpd, consisting of 64,558 bpd at the Big Spring refinery, 31,206 bpd at the California refineries and 64,307 bpd at the Krotz Springs refinery, compared to 134,858 bpd for the second quarter of 2011, consisting of 63,715 bpd at the Big Spring refinery, 24,044 bpd at the California refineries and 47,099 bpd at the Krotz Springs refinery.

•
Operating margin at the Big Spring refinery was $24.92 per barrel for the second quarter of 2012, compared to $19.65 per barrel for the same period in 2011. This increase in operating margin is mainly due to higher Gulf Coast 3/2/1 crack spreads and a widening sweet/sour spread.

•
Operating margin at the Krotz Springs refinery was $5.28 per barrel for the second quarter of 2012, compared to $3.39 per barrel for the same period in 2011. This increase in operating margin is due to lower crude oil costs with the addition of WTI priced crude oils, partially offset by lower Gulf Coast 2/1/1 high sulfur diesel crack spreads.

•
Operating margin at the California refineries was $2.55 per barrel for the second quarter of 2012, compared to $(0.75) per barrel for the same period in 2011. This increase in operating margin is mainly due to an increase in West Coast 3/1/1/1 crack spreads.

•
The average WTI to WTS spread for the second quarter of 2012 was $5.30 per barrel compared to $2.54 per barrel for the same period in 2011. The average LLS to WTI spread for the second quarter of 2012 was $18.11 per barrel compared to $15.32 per barrel for the same period in 2011. The average WTI to Buena Vista spread for the second quarter of 2012 was $(14.80) per barrel compared to $(10.75) per barrel for the same period in 2011.

•
The average Gulf Coast 3/2/1 crack spread was $26.04 per barrel for the second quarter of 2012 compared to $24.07 per barrel for the second quarter of 2011. The average West Coast 3/1/1/1 crack spread for the second quarter of 2012 was $11.46 per barrel compared to $9.91 per barrel for the same period in 2011. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the second quarter of 2012 was $7.72 per barrel compared to $8.11 per barrel for the second quarter of 2011.

•
Asphalt margins in the second quarter of 2012 were $67.31 per ton compared to $1.35 per ton in the second quarter of 2011. This increase was primarily due to higher asphalt sales prices and lower crude oil costs in addition to non-cash inventory items. The average blended asphalt sales price increased 9.1% from $557.83 per ton in the second quarter of 2011 to $608.81 per ton in the second quarter of 2012 and the average non-blended asphalt sales price increased 34.7% from $349.95 per ton in the second quarter of 2011 to $471.41 per ton in the second quarter of 2012. The average price of Buena Vista crude decreased 4.4% from $113.18 per barrel in the second quarter of 2011 to $108.25 per barrel in the second quarter of 2012.

•
Retail fuel sales volume increased by 7.9% from 38.5 million gallons in the second quarter of 2011 to 41.5 million gallons in the second quarter of 2012. Our branded fuel sales volume increased by 5.5% from 91.4 million gallons in the second quarter of 2011 to 96.4 million gallons in the second quarter of 2012.

•	On June 15, 2012, we paid a regular quarterly cash dividend of $0.04 per share on our common stock to stockholders of record at the close of business on June 1, 2012.

•
On June 30, 2012, 150,703 shares of our common stock were issued for payment of the quarterly 8.5% Series A and Series B Convertible Preferred Stock dividends to preferred stockholders of record at the close of business on June 20, 2012.

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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We calculate the per barrel operating margin for each refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of substantial unrealized hedge positions and certain inventory adjustments).
We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast 3/2/1 crack spread. A 3/2/1 crack spread is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast conventional gasoline and ultra-low sulfur diesel and the market value of West Texas Intermediate Cushing, or WTI, a light, sweet crude oil.
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
Retail and Branded Marketing. Earnings and cash flows from our retail and branded marketing segment are primarily affected by merchandise and motor fuel sales volumes and margins at our convenience stores and the motor fuel sales volumes and margins from sales to our Alon-branded distributors, together with licensing and credit card related fees generated from our Alon-branded distributors and licensees. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our convenience store sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
Our financial condition and operating results over the six months ended June 30, 2012 and 2011, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Crude throughput was reduced at the Krotz Springs refinery during the second quarter of 2011 due to the flooding in Louisiana and its impact on crude oil supply to the refinery.
For the three and six months ended June 30, 2012, we had unrealized (gains) losses on commodity swaps of $(12.9) million and $32.4 million, respectively, as shown separately in the statements of operations. Additionally for the three and six months ended June 30, 2012, we had realized losses on commodity swaps of $20.1 million and $34.4 million, respectively, included in cost of sales in the statements of operations. We had no significant unrealized or realized gains or losses on commodity swaps for the three and six months ended June 30, 2011. Included in other income (loss), net in the statements of operations, we also had gains (losses) on heating oil call option crack spread contracts of $0.9 million and $(4.9) million for the three months ended June 30, 2012 and 2011, respectively, and $(7.3) million and $(36.8) million for the six months ended June 30, 2012 and 2011, respectively.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2012 and 2011. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2011 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,910,489	$1,595,631	$3,702,622	$3,246,735
Operating costs and expenses:
Cost of sales	1,686,876	1,429,452	3,305,550	2,890,575
Unrealized (gains) losses on commodity swaps	(12,871)	—	32,441	—
Direct operating expenses	76,874	62,215	149,083	119,138
Selling, general and administrative expenses (2)	36,208	38,585	71,348	72,915
Depreciation and amortization (3)	30,419	24,787	61,130	50,234
Total operating costs and expenses	1,817,506	1,555,039	3,619,552	3,132,862
Loss on disposition of assets	(345)	(80)	(214)	(68)
Operating income	92,638	40,512	82,856	113,805
Interest expense (4)	(24,300)	(20,758)	(55,340)	(41,198)
Equity earnings of investees	1,509	2,015	1,570	1,770
Other income (loss), net (5)	1,107	(4,880)	(6,993)	(36,793)
Income before income tax expense	70,954	16,889	22,093	37,584
Income tax expense	25,680	2,478	7,929	9,948
Net income	45,274	14,411	14,164	27,636
Net income attributable to non-controlling interest	2,183	677	440	837
Net income available to common stockholders	$43,091	$13,734	$13,724	$26,799
Earnings per share, basic	$0.77	$0.25	$0.24	$0.49
Weighted average shares outstanding, basic (in thousands)	56,238	55,533	56,133	55,041
Earnings per share, diluted	$0.65	$0.22	$0.21	$0.44
Weighted average shares outstanding, diluted (in thousands)	66,635	61,517	66,562	61,000
Cash dividends per share	$0.04	$0.04	$0.08	$0.08
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$83,349	$(75,497)	$114,222	$(51,116)
Investing activities	(32,615)	(51,053)	(49,266)	(76,075)
Financing activities	(43,507)	124,247	(164,506)	172,646
OTHER DATA:
Adjusted EBITDA (6)	$126,018	$62,514	$138,777	$129,084
Capital expenditures (7)	25,968	42,795	40,525	67,958
Capital expenditures for turnaround and chemical catalyst	6,652	4,077	8,757	4,262

	June 30, 2012	December 31, 2011
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$57,516	$157,066
Working capital	126,328	99,452
Total assets	2,269,364	2,330,382
Total debt	874,051	1,050,196
Total equity	424,827	395,784

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $16,198 and $15,193 for the three months ended June 30, 2012 and 2011, respectively, and $32,322 and $29,411 for the six months ended June 30, 2012 and 2011, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $191 and $188 for the three months ended June 30, 2012 and 2011, respectively, and $381 and $376 for the six months ended June 30, 2012 and 2011, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $624 and $404 for the three months ended June 30, 2012 and 2011, respectively, and $1,177 and $807 for the six months ended June 30, 2012 and 2011, respectively, which are not allocated to our three operating segments.

(4)
Interest expense for the six months ended June 30, 2012, includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan.

(5)	Other income (loss), net for both the three and six months ended June 30, 2012 and 2011 is substantially the loss on heating oil call option crack spread contracts.

(6)
Adjusted EBITDA represents earnings before non-controlling interest in income of subsidiaries, income tax expense, interest expense, depreciation and amortization and loss on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of non-controlling interest in income of subsidiaries, income tax expense, interest expense, loss on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income available to common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income available to common stockholders	$43,091	$13,734	$13,724	$26,799
Non-controlling interest in income of subsidiaries	2,183	677	440	837
Income tax expense	25,680	2,478	7,929	9,948
Interest expense	24,300	20,758	55,340	41,198
Depreciation and amortization	30,419	24,787	61,130	50,234
Loss on disposition of assets	345	80	214	68
Adjusted EBITDA	$126,018	$62,514	$138,777	$129,084
Adjusted EBITDA does not exclude unrealized gains (losses) on commodity swaps of $12,871 and $(32,441) for the three and six months ended June 30, 2012, respectively. Adjusted EBITDA also does not exclude gains (losses) on heating oil call option crack spread contracts of $856 and $(4,905) for the three months ended June 30, 2012 and 2011, respectively, and of $(7,297) and $(36,824) for the six months ended June 30, 2012 and 2011, respectively.

(7)
Includes corporate capital expenditures of $657 and $878 for the three months ended June 30, 2012 and 2011, respectively, and $783 and $943 for the six months ended June 30, 2012 and 2011, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,748,405	$1,435,920	$3,390,776	$2,934,944
Operating costs and expenses:
Cost of sales	1,584,004	1,310,471	3,087,397	2,655,492
Unrealized (gains) losses on commodity swaps	(12,871)	—	32,441	—
Direct operating expenses	68,523	50,994	131,742	97,943
Selling, general and administrative expenses	7,451	11,029	14,307	18,757
Depreciation and amortization	25,210	19,583	50,912	39,620
Total operating costs and expenses	1,672,317	1,392,077	3,316,799	2,811,812
Gain on disposition of assets	4	11	4	11
Operating income	$76,092	$43,854	$73,981	$123,143
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$24.92	$19.65	$21.56	$19.58
Refinery operating margin – CA Refineries (2)	2.55	(0.75)	3.11	(5.48)
Refinery operating margin – Krotz Springs (2)	5.28	3.39	5.55	4.40
Refinery direct operating expense – Big Spring (3)	4.27	4.40	3.92	4.27
Refinery direct operating expense – CA Refineries (3)	7.41	2.91	12.96	4.41
Refinery direct operating expense – Krotz Springs (3)	3.83	4.02	3.91	3.31
Capital expenditures	$14,555	$38,095	$22,086	$61,188
Capital expenditures for turnaround and chemical catalyst	6,652	4,077	8,757	4,262
PRICING STATISTICS:
WTI crude oil (per barrel)	$93.45	$102.43	$98.23	$98.30
WTS crude oil (per barrel)	88.15	99.89	93.76	94.99
Buena Vista crude oil (per barrel)	108.25	113.18	112.12	106.28
LLS crude oil (per barrel)	120.46	120.03	116.49	112.88
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$26.04	$24.07	$25.41	$21.10
Crack spreads (3/1/1/1) (per barrel):
West Coast	$11.46	$9.91	$12.05	$11.02
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$7.72	$8.11	$10.09	$8.57
Crude oil differentials (per barrel):
WTI less WTS	$5.30	$2.54	$4.47	$3.31
LLS less WTI	18.11	15.32	15.36	12.35
WTI less Buena Vista	(14.80)	(10.75)	(13.89)	(7.98)
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.80	$2.98	$2.89	$2.79
Gulf Coast ultra-low sulfur diesel	2.95	3.08	3.05	2.96
Gulf Coast high sulfur diesel	2.89	3.02	3.00	2.89
West Coast LA CARBOB (unleaded gasoline)	3.03	3.09	3.11	2.94
West Coast LA ultra-low sulfur diesel	2.97	3.20	3.11	3.05
Natural gas (per MMBTU)	2.35	4.38	2.43	4.29

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Sour crude	52,250	81.0	51,473	80.7	53,898	80.4	51,797	82.3
Sweet crude	10,738	16.6	10,487	16.5	11,472	17.1	9,498	15.1
Blendstocks	1,570	2.4	1,755	2.8	1,665	2.5	1,657	2.6
Total refinery throughput (4)	64,558	100.0	63,715	100.0	67,035	100.0	62,952	100.0
Refinery production:
Gasoline	30,885	47.8	29,725	46.8	33,012	49.2	30,047	48.0
Diesel/jet	21,242	32.9	20,570	32.4	21,739	32.5	20,281	32.4
Asphalt	4,041	6.2	4,554	7.2	4,288	6.4	4,448	7.1
Petrochemicals	3,838	5.9	3,749	5.9	3,988	6.0	3,786	6.0
Other	4,655	7.2	4,921	7.7	3,921	5.9	4,048	6.5
Total refinery production (5)	64,661	100.0	63,519	100.0	66,948	100.0	62,610	100.0
Refinery utilization (6)		98.9%		88.5%		97.8%		87.6%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	4,910	15.7	4,401	18.3	3,167	19.8	2,227	18.0
Heavy crude	23,367	74.9	19,418	80.8	11,368	71.0	10,020	81.1
Blendstocks	2,929	9.4	225	0.9	1,465	9.2	113	0.9
Total refinery throughput (4)	31,206	100.0	24,044	100.0	16,000	100.0	12,360	100.0
Refinery production:
Gasoline	3,406	11.0	2,961	12.5	1,700	10.7	1,512	12.5
Diesel/jet	7,328	23.7	5,707	24.1	3,663	23.1	2,904	23.9
Asphalt	9,920	32.1	8,184	34.6	5,086	32.1	4,188	34.5
Light unfinished	684	2.2	—	—	506	3.2	—	—
Heavy unfinished	8,983	29.1	6,202	26.2	4,596	29.0	3,225	26.6
Other	599	1.9	607	2.6	300	1.9	306	2.5
Total refinery production (5)	30,920	100.0	23,661	100.0	15,851	100.0	12,135	100.0
Refinery utilization (6)		39.0%		32.9%		20.0%		16.9%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	53,162	82.7	29,207	62.0	53,410	82.2	41,003	68.1
Heavy sweet crude	11,121	17.3	16,707	35.5	11,062	17.0	17,958	29.8
Blendstocks	24	—	1,185	2.5	520	0.8	1,244	2.1
Total refinery throughput (4)	64,307	100.0	47,099	100.0	64,992	100.0	60,205	100.0
Refinery production:
Gasoline	26,486	40.6	19,185	40.6	26,400	40.3	25,147	41.7
Diesel/jet	27,270	41.9	21,282	45.0	27,991	42.8	27,876	46.2
Heavy Oils	2,511	3.9	3,232	6.8	2,830	4.3	2,449	4.1
Other	8,822	13.6	3,574	7.6	8,223	12.6	4,853	8.0
Total refinery production (5)	65,089	100.0	47,273	100.0	65,444	100.0	60,325	100.0
Refinery utilization (6)		77.4%		72.3%		77.6%		80.5%

(1)
Net sales include intersegment sales to our asphalt and retail and branded marketing segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial hedge positions and certain inventory adjustments) attributable to each refinery by the refinery's throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin excludes unrealized gains on commodity swaps of $12,871 for the three months ended June 30, 2012, and unrealized losses on commodity swaps of $32,441 for the six months ended June 30, 2012, as shown separately in the statements of operations. The refinery operating margin excludes realized losses on commodity swaps of $20,087 and $34,421 for the three and six months ended June 30, 2012, respectively.
The refinery operating margin for the three and six months ended June 30, 2011, excludes unrealized hedging losses of $1,375 and $1,773, respectively. Additionally, the refinery operating margin for the six months ended June 30, 2011, excludes a benefit from inventory reductions of $22,460.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes. Direct operating expenses related to the Bakersfield refinery of $1,844 and $3,356 for the three and six months ended June 30, 2011, respectively, have been excluded from the per barrel measurement calculations.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. Throughput data for the California refineries for the six months ended June 30, 2012 and 2011 reflects substantially three months of operations as the California refineries were not in operation for the first quarter of 2012 and 2011. The throughput data of the Krotz Springs refinery for the three and six months ended June 30, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude oil supply to the refinery.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$152,911	$147,811	$245,460	$234,054
Operating costs and expenses:
Cost of sales (1)	135,748	147,432	218,420	230,184
Direct operating expenses	8,351	11,221	17,341	21,195
Selling, general and administrative expenses	994	1,108	1,920	2,523
Depreciation and amortization	1,414	1,747	2,796	3,477
Total operating costs and expenses	146,507	161,508	240,477	257,379
Operating income (loss)	$6,404	$(13,697)	$4,983	$(23,325)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	238	238	374	376
Non-blended asphalt sales volume (tons in thousands) (3)	17	43	60	97
Blended asphalt sales price per ton (2)	$608.81	$557.83	$595.62	$539.01
Non-blended asphalt sales price per ton (3)	471.41	349.95	378.30	323.58
Asphalt margin per ton (4)	67.31	1.35	62.30	8.18
Capital expenditures	$5,969	$673	$7,460	$1,333

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

RETAIL AND BRANDED MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$390,762	$383,635	$759,229	$699,819
Operating costs and expenses:
Cost of sales (2)	348,713	343,284	692,576	626,981
Selling, general and administrative expenses	27,572	26,260	54,740	51,259
Depreciation and amortization	3,171	3,053	6,245	6,330
Total operating costs and expenses	379,456	372,597	753,561	684,570
Loss on disposition of assets	(349)	(91)	(218)	(79)
Operating income	$10,957	$10,947	$5,450	$15,170
KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	96,418	91,371	189,908	176,941
Branded fuel margin (cents per gallon) (3)	5.9	5.6	0.4	4.7
Number of stores (end of period) (4)	300	304	300	304
Retail fuel sales (thousands of gallons)	41,538	38,507	82,867	75,162
Retail fuel sales (thousands of gallons per site per month)(4)	48	44	48	43
Retail fuel margin (cents per gallon) (5)	18.7	19.5	14.7	17.1
Retail fuel sales price (dollars per gallon) (6)	$3.60	$3.68	$3.53	$3.44
Merchandise sales	$82,511	$78,445	$155,993	$146,446
Merchandise sales (per site per month) (4)	$92	$86	$87	$80
Merchandise margin (7)	32.9%	33.5%	32.6%	33.3%
Capital expenditures	$4,787	$3,149	$10,196	$4,494

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $16,198 and $15,193 for the three months ended June 30, 2012 and 2011, respectively, and $32,322 and $29,411 for the six months ended June 30, 2012 and 2011, respectively. Net sales also includes net royalty and related net credit card fees of $1,445 and $1,493 for the three months ended June 30, 2012 and 2011, respectively, and $2,919 and $2,912 for the six months ended June 30, 2012 and 2011, respectively.

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

(4)	At June 30, 2012, we had 300 retail convenience stores of which 287 sold fuel. At June 30, 2011, we had 304 retail convenience stores of which 291 sold fuel.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Sales
Consolidated. Net sales for the three months ended June 30, 2012 were $1,910.5 million, compared to $1,595.6 million for the three months ended June 30, 2011, an increase of $314.9 million. This increase was primarily due to higher refinery throughput volumes and increased sales volumes, partially offset by lower refined product prices.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $1,748.4 million for the three months ended June 30, 2012, compared to $1,435.9 million for the three months ended June 30, 2011, an increase of $312.5 million, or 21.8%. This increase was due to higher refinery throughput partially offset by lower refined product prices in the three months ended June 30, 2012 compared to the same period last year.
Combined refinery throughput for the three months ended June 30, 2012 averaged 160,071 bpd, consisting of 64,558 bpd at the Big Spring refinery, 31,206 bpd at the California refineries and 64,307 bpd at the Krotz Springs refinery, compared to a combined average throughput of 134,858 bpd for the three months ended June 30, 2011, consisting of 63,715 bpd at the Big Spring refinery, 24,044 bpd at the California refineries and 47,099 bpd at the Krotz Springs refinery. Crude throughput was reduced at the Krotz Springs refinery during the second quarter of 2011 due to flooding in Louisiana and its impact on crude oil supply to the refinery.
The decrease in refined product prices that our refineries experienced resembled the price decreases experienced in each refinery’s respective markets. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2012 decreased $0.18, or 6.0%, to $2.80, compared to $2.98 for the three months ended June 30, 2011. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2012 decreased $0.13, or 4.2%, to $2.95, compared to $3.08 for the three months ended June 30, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2012 decreased $0.13, or 4.3%, to $2.89, compared to $3.02 for the three months ended June 30, 2011. The average per gallon price of West Coast LA CARBOB gasoline for the three months ended June 30, 2012 decreased $0.06, or 1.9%, to $3.03, compared to $3.09 for the three months ended June 30, 2011. The average per gallon price of West Coast LA ultra-low sulfur diesel for the three months ended June 30, 2012 decreased $0.23, or 7.2%, to $2.97, compared to $3.20 for the three months ended June 30, 2011.
Asphalt Segment. Net sales for our asphalt segment were $152.9 million for the three months ended June 30, 2012, compared to $147.8 million for the three months ended June 30, 2011, an increase of $5.1 million or 3.5%. This increase was due primarily to higher asphalt sales prices, slightly offset by a decrease in asphalt sales volumes for the three months ended June 30, 2012. The asphalt sales volume decreased 9.3% from 281 thousand tons for the three months ended June 30, 2011 to 255 thousand tons for the three months ended June 30, 2012. The average blended asphalt sales price increased 9.1% from $557.83 per ton for the three months ended June 30, 2011 to $608.81 per ton for the three months ended June 30, 2012, and the average non-blended asphalt sales price increased 34.7% from $349.95 per ton for the three months ended June 30, 2011, to $471.41 per ton for the three months ended June 30, 2012.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $390.8 million for the three months ended June 30, 2012, compared to $383.6 million for the three months ended June 30, 2011, an increase of $7.2 million or 1.9%. This increase was primarily attributable to increases in motor fuel sales volumes and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $1,686.9 million for the three months ended June 30, 2012, compared to $1,429.5 million for the three months ended June 30, 2011, an increase of $257.4 million. This increase was primarily due to higher refinery throughput volumes and increased sales volumes, partially offset by lower crude oil prices.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $1,584.0 million for the three months ended June 30, 2012, compared to $1,310.5 million for the three months ended June 30, 2011, an increase of $273.5 million. This increase was primarily due to increased refinery throughput and partially offset by decreases in the cost of crude oil used by our refineries. The average price of WTI decreased 8.8% from $102.43 per barrel for the three months ended June 30, 2011, to $93.45 per barrel for the three months ended June 30, 2012. The average price of Buena Vista crude decreased 4.4% from $113.18 per barrel for the three months ended June 30, 2011, to $108.25 per barrel for the three months ended June 30, 2012. The average price of LLS crude increased 0.4% from $120.03 per barrel for the three months ended June 30, 2011, to $120.46 per barrel for the three months ended June 30, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $135.7 million for the three months ended June 30, 2012, compared to $147.4 million for the three months ended June 30, 2011, a decrease of $11.7 million or 7.9%. This decrease was due primarily to lower non-blended asphalt sales volumes and lower crude oil costs for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $348.7 million for the three months ended June 30, 2012, compared to $343.3 million for the three months ended June 30, 2011, an increase of $5.4 million or 1.6%. This increase was primarily attributable to increases in motor fuel sales volumes and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $76.9 million for the three months ended June 30, 2012, compared to $62.2 million for the three months ended June 30, 2011, an increase of $14.7 million or 23.6%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended June 30, 2012 were $68.5 million, compared to $51.0 million for the three months ended June 30, 2011, an increase of $17.5 million or 34.3%. This increase was due primarily to the fact that the Bakersfield facility was not operational until June 2011 as well as higher throughput for the three months ended June 30, 2012.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2012 were $8.4 million, compared to $11.2 million for the three months ended June 30, 2011, a decrease of $2.8 million or 25.0%. This decrease was due primarily to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended June 30, 2012 were $36.2 million, compared to $38.6 million for the three months ended June 30, 2011, a decrease of $2.4 million or 6.2%.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended June 30, 2012 were $7.5 million, compared to $11.0 million for the three months ended June 30, 2011, a decrease of $3.5 million or 31.8%. This decrease was primarily due to lower employee related costs for the three months ended June 30, 2012.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2012 were $1.0 million, compared to $1.1 million for the three months ended June 30, 2011, a decrease of $0.1 million or 9.1%.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended June 30, 2012 were $27.6 million, compared to $26.3 million for the three months ended June 30, 2011, an increase of $1.3 million or 4.9%. This increase was primarily attributable to higher advertising and marketing costs for the three months ended June 30, 2012.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2012 was $30.4 million, compared to $24.8 million for the three months ended June 30, 2011, an increase of $5.6 million, or 22.6%. This increase was due primarily to capital expenditures related to the integration of the Bakersfield refining assets which began operations in June 2011.
Operating Income
Consolidated. Operating income for the three months ended June 30, 2012 was $92.6 million, compared to $40.5 million for the three months ended June 30, 2011, an increase of $52.1 million. This increase was primarily due to higher refinery margins and throughput and higher asphalt margin.
Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $76.1 million for the three months ended June 30, 2012, compared to $43.9 million for the three months ended June 30, 2011, an increase of $32.2 million. This increase was primarily due to higher refinery operating margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $24.92 per barrel for the three months ended June 30, 2012, compared to $19.65 per barrel for the three months ended June 30, 2011. This increase was due to higher Gulf Coast 3/2/1 crack spreads and a widening in the sweet/sour spread. The average Gulf Coast 3/2/1 crack spread increased to $26.04 per barrel for the three months ended June 30, 2012, compared to $24.07 per barrel for the three months ended June 30, 2011. The sweet/sour spread was $5.30 per barrel for the three months ended June 30, 2012 compared to $2.54 per barrel for the three months ended June 30, 2011.
Refinery operating margin at the California refineries was $2.55 per barrel for the three months ended June 30, 2012, compared to $(0.75) per barrel for the three months ended June 30, 2011. This increase was due to higher West Coast 3/1/1/1 crack spreads. The average West Coast 3/1/1/1 crack spread for the three months ended June 30, 2012 was $11.46 per barrel compared to $9.91 per barrel for the three months ended June 30, 2011.
Refinery operating margin at the Krotz Springs refinery was $5.28 per barrel for the three months ended June 30, 2012, compared to $3.39 per barrel for the three months ended June 30, 2011. This increase is due to lower crude oil costs with the addition of WTI priced crude oils, partially offset by lower Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended June 30, 2012 was $7.72 per barrel compared to $8.11 per barrel for the three months ended June 30, 2011.
Asphalt Segment. Operating income (loss) for our asphalt segment was $6.4 million for the three months ended June 30, 2012, compared to $(13.7) million for the three months ended June 30, 2011, an increase of $20.1 million. This increase was primarily due to the increase in asphalt sales margins resulting from a decrease in crude oil prices and an increase in asphalt sales prices in addition to non-cash inventory items.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $11.0 million for the three months ended June 30, 2012, compared to $10.9 million for the three months ended June 30, 2011, an increase of $0.1 million or 0.9%.
Interest Expense
Interest expense was $24.3 million for the three months ended June 30, 2012, compared to $20.8 million for the three months ended June 30, 2011, an increase of $3.5 million, or 16.9%. This increase was primarily due to higher utilization of our credit facilities as a result of higher total refinery throughput as well as lower capitalized interest.
Income Tax Expense
Income tax expense was $25.7 million for the three months ended June 30, 2012, compared to $2.5 million for the three months ended June 30, 2011. The increase resulted from our higher pre-tax income in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, and an increase in the effective tax rate. Our effective tax rate was 36.2% for the second quarter of 2012, compared to an effective tax rate of 14.7% for the second quarter of 2011. The lower effective tax rate for the three months ended June 30, 2011 was due primarily to benefits arising from carry-back claims on prior year income taxes.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest represents the proportional share of net income related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Net income attributable to non-controlling interest was $2.2 million for the three months ended June 30, 2012, compared to $0.7 million for the three months ended June 30, 2011, an increase of $1.5 million.
Net Income Available to Common Stockholders
Net income available to common stockholders was $43.1 million for the three months ended June 30, 2012, compared to $13.7 million for the three months ended June 30, 2011, an increase of $29.4 million. This increase was attributable to the factors discussed above.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Sales
Consolidated. Net sales for the six months ended June 30, 2012 were $3,702.6 million, compared to $3,246.7 million for the six months ended June 30, 2011, an increase of $455.9 million. This increase was primarily due to higher refinery throughput and increased sales volumes.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $3,390.8 million for the six months ended June 30, 2012, compared to $2,934.9 million for the six months ended June 30, 2011, an increase of $455.9 million. The increase was due to increased refinery throughput and higher refined product prices.
Combined refinery throughput for the six months ended June 30, 2012, averaged 148,027 bpd, consisting of 67,035 bpd at the Big Spring refinery, 16,000 bpd at the California refineries and 64,992 bpd at the Krotz Springs refinery, compared to 135,517 bpd for the six months ended June 30, 2011, consisting of 62,952 bpd at the Big Spring refinery, 12,360 bpd at the California refineries and 60,205 bpd at the Krotz Springs refinery. The California refineries were not in operation for the first quarter of 2012 and 2011.
The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2012 increased $0.10, or 3.6%, to

$2.89, compared to $2.79 for the six months ended June 30, 2011. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the six months ended June 30, 2012 increased $0.09, or 3.0%, to $3.05, compared to $2.96 for the six months ended June 30, 2011. The average per gallon price for Gulf Coast high-sulfur diesel for the six months ended June 30, 2012, increased $0.11, or 3.8%, to $3.00, compared to $2.89 for the six months ended June 30, 2011.
The average per gallon price of West Coast LA CARBOB gasoline for the six months ended June 30, 2012 increased $0.17, or 5.8%, to $3.11, compared to $2.94 for the six months ended June 30, 2011. The average per gallon price of West Coast LA ultra-low sulfur diesel for the six months ended June 30, 2012 increased $0.06, or 1.97%, to $3.11, compared to $3.05 for the six months ended June 30, 2011.
Asphalt Segment. Net sales for our asphalt segment were $245.5 million for the six months ended June 30, 2012, compared to $234.1 million for the six months ended June 30, 2011, an increase of $11.4 million or 4.9%. This increase was due primarily to higher asphalt sales prices. The average blended asphalt sales price increased 10.5% from $539.01 per ton for the six months ended June 30, 2011, to $595.62 per ton for the six months ended June 30, 2012 and the average non-blended asphalt sales price increased 16.9% from $323.58 per ton for the six months ended June 30, 2011, to $378.30 per ton for the six months ended June 30, 2012.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $759.2 million for the six months ended June 30, 2012, compared to $699.8 million for the six months ended June 30, 2011, an increase of $59.4 million or 8.5%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise sales.
Cost of Sales
Consolidated. Cost of sales was $3,305.6 million for the six months ended June 30, 2012, compared to $2,890.6 million for the six months ended June 30, 2011, an increase of $415.0 million, or 14.4%. This increase was primarily due to higher refinery throughput and increased sales volumes.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $3,087.4 million for the six months ended June 30, 2012, compared to $2,655.5 million for the six months ended June 30, 2011, an increase of $431.9 million, or 16.3%. This increase was primarily due to increased refinery throughput as well as increases in the cost of crude oil at our California and Krotz Springs refineries. The average price of WTI decreased 0.1% from $98.30 per barrel for the six months ended June 30, 2011, to $98.23 per barrel for the six months ended June 30, 2012. The average price of Buena Vista crude increased 5.5% from $106.28 per barrel for the six months ended June 30, 2011, to $112.12 per barrel for the six months ended June 30, 2012. The average price of LLS crude increased 3.2% from $112.88 per barrel for the six months ended June 30, 2011, to $116.49 per barrel for the six months ended June 30, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $218.4 million for the six months ended June 30, 2012, compared to $230.2 million for the six months ended June 30, 2011, a decrease of $11.8 million or 5.1%. This decrease was due primarily to lower non-blended asphalt sales volumes for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $692.6 million for the six months ended June 30, 2012, compared to $627.0 million for the six months ended June 30, 2011, an increase of $65.6 million or 10.5%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $149.1 million for the six months ended June 30, 2012, compared to $119.1 million for the six months ended June 30, 2011, an increase of $30.0 million or 25.2%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the six months ended June 30, 2012 were $131.7 million, compared to $97.9 million for the six months ended June 30, 2011, an increase of $33.8 million or 34.5%. This increase was due primarily to the fact that the Bakersfield facility was not operational until June 2011 as well as higher throughput for the six months ended June 30, 2012.
Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2012, were $17.3 million, compared to $21.2 million for the six months ended June 30, 2011, a decrease of $3.9 million or 18.4%. This decrease was primarily due to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the six months ended June 30, 2012 were $71.3 million, compared to $72.9 million for the six months ended June 30, 2011, a decrease of $1.6 million or 2.2%.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the six months ended June 30, 2012 were $14.3 million, compared to $18.8 million for the six months ended June 30, 2011, a decrease of $4.5 million or 23.9%. The decrease was primarily due to lower employee related costs in the six months ended June 30, 2012.
Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2012, were $1.9 million, compared to $2.5 million for the six months ended June 30, 2011, a decrease of $0.6 million or 24.0%. This decrease was due primarily to lower employee related costs.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the six months ended June 30, 2012 were $54.7 million, compared to $51.3 million for the six months ended June 30, 2011, an increase of $3.4 million or 6.6%. This increase was primarily attributable to higher advertising and marketing costs for the six months ended June 30, 2012.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2012 was $61.1 million, compared to $50.2 million for the six months ended June 30, 2011, an increase of $10.9 million or 21.7%. This increase was due primarily to capital expenditures related to the integration of the Bakersfield refining assets which began operations in June 2011.
Operating Income
Consolidated. Operating income for the six months ended June 30, 2012 was $82.9 million, compared to $113.8 million for the six months ended June 30, 2011, a decrease of $30.9 million. This decrease was primarily due to realized and unrealized losses on commodity swaps, higher direct operating costs, lower motor fuel margins and higher depreciation and amortization, partially offset by improved asphalt margins.
Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $74.0 million for the six months ended June 30, 2012, compared to $123.1 million for the six months ended June 30, 2011, a decrease of $49.1 million. This decrease was primarily due to realized and unrealized losses on commodity swaps, higher direct operating costs and higher depreciation and amortization.
Refinery operating margin at the Big Spring refinery was $21.56 per barrel for the six months ended June 30, 2012, compared to $19.58 per barrel for the six months ended June 30, 2011. This increase in operating margin is primarily due to higher Gulf Coast 3/2/1 crack spreads and a widening of the sweet/sour spread. The average Gulf Coast 3/2/1 crack spread increased 20.4% to $25.41 per barrel for the six months ended June 30, 2012, compared to $21.10 per barrel for the six months ended June 30, 2011. The sweet/sour spread increased 35.0% to $4.47 per barrel for the six months ended June 30, 2012, compared to $3.31 per barrel for the six months ended June 30, 2011.
Refinery operating margin at the California refineries was $3.11 per barrel for the six months ended June 30, 2012, compared to $(5.48) per barrel for the six months ended June 30, 2011. This increase was primarily due to the West Coast 3/1/1/1 crack spreads. The average West Coast 3/1/1/1 crack spreads increased 9.3% to $12.05 per barrel for the six months ended June 30, 2012, compared to $11.02 per barrel for the six months ended June 30, 2011.
Refinery operating margin at the Krotz Springs refinery was $5.55 per barrel for the six months ended June 30, 2012, compared to $4.40 per barrel for the six months ended June 30, 2011. This increase is mainly due to higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the six months ended June 30, 2012 was $10.09 per barrel, compared to $8.57 per barrel for the six months ended June 30, 2011.
Asphalt Segment. Operating income (loss) for our asphalt segment was $5.0 million for the six months ended June 30, 2012, compared to $(23.3) million for the six months ended June 30, 2011, an increase of $28.3 million. This increase was primarily due to the increase in asphalt sales margins resulting from asphalt sales prices increasing more than crude oil costs.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $5.5 million for the six months ended June 30, 2012, compared to $15.2 million for the six months ended June 30, 2011, a decrease of $9.7 million. This decrease was primarily due to lower fuel and merchandise margins.
Interest Expense
Interest expense was $55.3 million for the six months ended June 30, 2012, compared to $41.2 million for the six months ended June 30, 2011, an increase of $14.1 million, or 34.2%. The increase is primarily due to a charge of $9.6 million for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loans, higher utilization of our credit facilities as a result of higher total refinery throughput and lower capitalized interest.

Income Tax Expense
Income tax expense was $7.9 million for the six months ended June 30, 2012, compared to $9.9 million for the six months ended June 30, 2011. The decrease resulted from our lower pre-tax income for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Our effective tax rate was 35.9% for the six months ended June 30, 2012, compared to an effective tax rate of 26.5% for the six months ended June 30, 2011.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest was $0.4 million for the six months ended June 30, 2012, compared to $0.8 million for the six months ended June 30, 2011, a decrease of $0.4 million primarily due to its proportional share of the lower income for the six months ended June 30, 2012.
Net Income Available to Common Stockholders
Net income available to common stockholders was $13.7 million for the six months ended June 30, 2012, compared to $26.8 million for the six months ended June 30, 2011, a decrease of $13.1 million. This decrease was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2012, and 2011:

	For the Six Months Ended
	June 30,
	2012	2011
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$114,222	$(51,116)
Investing activities	(49,266)	(76,075)
Financing activities	(164,506)	172,646
Net increase (decrease) in cash and cash equivalents	$(99,550)	$45,455
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities during the six months ended June 30, 2012, was $114.2 million, compared to $(51.1) million during the six months ended June 30, 2011. The net change in cash provided by operating activities of $165.3 million was primarily attributable to a net increase in operating assets and liabilities of $130.2 million as well as an increase of approximately $34.3 million in net income, adjusted for non-cash adjustments.

Cash Flows Used In Investing Activities
Net cash used in investing activities was $49.3 million during the six months ended June 30, 2012, compared to $76.1 million during the six months ended June 30, 2011. The net change in cash used in investing activities of $26.8 million was principally due to a decrease in capital expenditures of $22.9 million resulting from the integration of the Bakersfield refining assets during the six months ended June 30, 2011.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities was $(164.5) million during the six months ended June 30, 2012, compared to $172.6 million during the six months ended June 30, 2011. The net change in cash used in financing activities of $337.1 million was primarily attributable to payments on debt of $157.1 million for the six months ended June 30, 2012 compared to increased net borrowings on long-term debt of $166.8 million and proceeds from issuance of common stock of $11.9 million for the six months ended June 30, 2011.
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
Borrowings of $157 million and $200 million were outstanding under the Alon USA LP Credit Facility at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $43.8 million and $35.5 million, respectively.
Paramount Petroleum Revolving Credit Facility. In February 2012, we repaid in full all of our obligations under the Paramount Credit Facility.
Alon Brands Term Loans. In March 2011, Alon Brands issued $30 million five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, 3,092,783 warrants were issued to purchase shares of our common stock. In March 2012, we issued $30 million of 8.5% Series B Convertible Preferred Stock to the holders of the Alon Brands Term Loans and repaid in full our obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to us. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9.6 million of unamortized original issuance discount was charged to interest expense for the six months ended June 30, 2012.
Financial Covenants. We have certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At June 30, 2012, we were in compliance with these maintenance financial covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2012 is $102.3 million, of which $42.6 million is related to sustaining and regulatory compliance projects and $16.1 million is related to turnaround and chemical catalyst. Approximately $49.3 million has been spent during the six months ended June 30, 2012.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2012, we held approximately 2.3 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $43.7 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.3 million.
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
The following table provides information about our derivative commodity instruments as of June 30, 2012:

Description	Contract	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	733,305	89.77	—	$69,418	$73,117	$3,699
Forwards-long (Gasoline)	264,006	109.62	—	28,941	29,782	841
Forwards-long (Distillate)	315,322	114.74	—	36,179	37,612	1,433
Forwards-long (Jet)	99,174	113.42	—	11,248	11,615	367
Forwards-long (Slurry)	21,439	81.03	—	1,737	1,757	20
Forwards-long (Catfeed)	321,657	106.55	—	34,273	35,429	1,156
Forwards-long (Slop)	5,686	77.41	—	440	455	15
Forwards-short (Slop)	(24,507)	—	72.40	(1,774)	(1,837)	(63)
Forwards-short (Propane)	(1,998)	—	46.34	(93)	(97)	(4)
Forwards-long (Asphalt)	181,339	103.35	—	18,741	17,176	(1,565)
Forwards-short (Asphalt)	(76,489)	—	86.11	(6,586)	(6,514)	72
Futures-short (Crude)	(1,725,000)	—	84.90	(146,458)	(146,521)	(63)
Futures-short (Gasoline)	(483,000)	—	107.89	(52,109)	(53,389)	(1,280)
Futures-short (Distillate)	(493,000)	—	110.03	(54,245)	(56,111)	(1,866)
Description	Contract	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps	(4,804,000)	18.23	21.84	$(87,581)	$(104,933)	$(17,352)

Interest Rate Risk
As of June 30, 2012, $563.0 million of our outstanding debt was at floating interest rates out of which approximately $157.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%. As of June 30, 2012, we had an interest rate swap agreement with a notional amount of $100.0 million with a remaining period of 6 months and a fixed interest rate of 4.25%. An increase of 1% in the Eurodollar rate on indebtedness, net of the interest rate swap agreement outstanding in 2012 and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $5.2 million per year.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 — May 31, 2012	19,500	$8.77	—	—

(a)
During the three months ended June 30, 2012, we received 19,500 shares of our common stock that were surrendered by officers of Alon in payment for the minimum required withholding tax obligations due on the vesting of restricted stock that was issued under Alon's 2005 Second Amended and Restated Incentive Compensation Plan.

(b)	The amount shown reflects the closing price of Alon's common stock on the date of surrender, May 10, 2012.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q, filed by the Company on May 9, 2012, SEC File No. 001-32567).
3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
4.2	Specimen 8.50% Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).
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

10.1
Amendment to Shareholder Agreements among the Company, Alon Assets, Inc., Alon Operating, Inc., Jeff Morris and Jeff Morris/IRA, dated June 20, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.2
Amendment to Shareholder Agreements among the Company, Alon Assets, Inc., Alon Operating, Inc., Claire Hart and Claire Hart/IRA, dated June 20, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.3
Form of Registration Rights Agreement among the Company and Subsidiary Shareholders, dated June 20, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.4	Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP, and J. Aron & Company, dated March 1, 2011.
10.5	Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.6	Amendment, dated as of July 20, 2012, to the Supply and Offtake Agreement, dated May 30, 2012, by and between Alon Supply, Inc., and J. Aron and Company.
10.7	Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	August 9, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	August 9, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	August 9, 2012	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q, filed by the Company on May 9, 2012, SEC File No. 001-32567).
3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
4.2	Specimen 8.50% Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Form 10-Q, filed by the Company on November 9, 2010, SEC File No. 001-32567).
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

10.1
Amendment to Shareholder Agreements among the Company, Alon Assets, Inc., Alon Operating, Inc., Jeff Morris and Jeff Morris/IRA, dated June 20, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.2
Amendment to Shareholder Agreements among the Company, Alon Assets, Inc., Alon Operating, Inc., Claire Hart and Claire Hart/IRA, dated June 20, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.3
Form of Registration Rights Agreement among the Company and Subsidiary Shareholders, dated June 20, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.4	Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP, and J. Aron & Company, dated March 1, 2011.
10.5	Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.6	Amendment, dated as of July 20, 2012, to the Supply and Offtake Agreement, dated May 30, 2012, by and between Alon Supply, Inc., and J. Aron and Company.
10.7	Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.