Form 10-Q
period 2012-09-30
Alon USA Energy, Inc.
filed 2012-11-06
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
12700 Park Central Dr., Suite 1600, Dallas, Texas 75251
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2012, was 61,272,429.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,692	$157,066
Accounts and other receivables, net	252,105	247,214
Inventories	240,689	147,272
Deferred income tax asset	35,986	49,410
Prepaid expenses and other current assets	21,581	8,376
Total current assets	596,053	609,338
Equity method investments	25,454	20,342
Property, plant and equipment, net	1,494,369	1,504,870
Goodwill	105,943	105,943
Other assets, net	99,118	89,889
Total assets	$2,320,937	$2,330,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352,714	$298,596
Accrued liabilities	151,478	91,416
Current portion of long-term debt	428,882	119,874
Total current liabilities	933,074	509,886
Other non-current liabilities	253,628	192,065
Long-term debt	369,851	930,322
Deferred income tax liability	308,043	302,325
Total liabilities	1,864,596	1,934,598
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 4,220,000 and 4,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	42,200	40,000
Common stock, par value $0.01, 150,000,000 shares authorized; 60,900,422 and 56,107,986 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	609	561
Additional paid-in capital	351,124	318,659
Accumulated other comprehensive loss, net of income tax	(47,499)	(26,483)
Retained earnings	109,471	63,273
Total stockholders’ equity	455,905	396,010
Non-controlling interest in subsidiaries	436	(226)
Total equity	456,341	395,784
Total liabilities and equity	$2,320,937	$2,330,382

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales (1)	$2,360,334	$2,056,653	$6,062,956	$5,303,388
Operating costs and expenses:
Cost of sales	2,101,647	1,827,098	5,407,197	4,717,673
Unrealized losses on commodity swaps	5,017	—	37,458	—
Direct operating expenses	81,160	83,338	230,243	202,476
Selling, general and administrative expenses	47,670	34,680	119,018	107,595
Depreciation and amortization	31,870	29,812	93,000	80,046
Total operating costs and expenses	2,267,364	1,974,928	5,886,916	5,107,790
Gain (loss) on disposition of assets	(2,624)	229	(2,838)	161
Operating income	90,346	81,954	173,202	195,759
Interest expense	(22,773)	(22,582)	(78,113)	(63,780)
Equity earnings of investees	4,542	2,005	6,112	3,775
Other income (loss), net	202	(14,272)	(6,791)	(51,065)
Income before income tax expense	72,317	47,105	94,410	84,689
Income tax expense	26,776	17,004	34,705	26,952
Net income	45,541	30,101	59,705	57,737
Net income attributable to non-controlling interest	2,318	1,480	2,758	2,317
Net income available to common stockholders	$43,223	$28,621	$56,947	$55,420
Earnings per share, basic	$0.76	$0.51	$1.01	$1.00
Weighted average shares outstanding, basic (in thousands)	56,699	55,755	56,322	55,290
Earnings per share, diluted	$0.69	$0.46	$0.91	$0.91
Weighted average shares outstanding, diluted (in thousands)	63,060	61,690	62,679	61,231
Cash dividends per share	$0.04	$0.04	$0.12	$0.12
___________

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $17,159 and $15,476 for the three months and $49,481 and $44,887 for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$45,541	$30,101	$59,705	$57,737
Other comprehensive income (loss), net of tax:
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	9	(92)	(111)	(500)
Less: reclassification adjustments for gain (loss) realized in net income, net of tax	(659)	(689)	(1,965)	(1,984)
Net gain (loss), net of tax	668	597	1,854	1,484
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	(31,399)	—	(56,486)	—
Less: reclassification adjustments for gain (loss) realized in net income, net of tax	(17,939)	—	(32,244)	—
Net gain (loss), net of tax	(13,460)	—	(24,242)	—
Total other comprehensive income (loss), net of tax	(12,792)	597	(22,388)	1,484
Comprehensive income	32,749	30,698	37,317	59,221
Comprehensive income attributable to non-controlling interest	1,556	1,480	1,386	2,317
Comprehensive income attributable to common stockholders	$31,193	$29,218	$35,931	$56,904

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income available to common stockholders	$56,947	$55,420
Adjustments to reconcile net income available to common stockholders to cash provided by operating activities:
Depreciation and amortization	93,000	80,046
Stock compensation	2,617	2,135
Deferred income tax expense	32,520	21,438
Net income attributable to non-controlling interest	2,758	2,317
Equity earnings of investees (net of dividends)	(5,112)	(1,525)
Amortization of debt issuance costs	4,864	4,370
Amortization of original issuance discount	1,909	2,146
Write-off of unamortized original issuance discount	9,624	—
(Gain) loss on disposition of assets	2,838	(161)
Unrealized losses on commodity swaps	37,458	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(39,343)	(95,309)
Income tax receivable	2,516	—
Inventories	(93,417)	(114,279)
Prepaid expenses and other current assets	(13,205)	(680)
Other assets, net	(12,587)	(13,705)
Accounts payable	54,118	37,974
Accrued liabilities	16,430	57,153
Other non-current liabilities	61,563	21,022
Net cash provided by operating activities	215,498	58,362
Cash flows from investing activities:
Capital expenditures	(72,273)	(91,120)
Capital expenditures for turnarounds and catalysts	(11,437)	(6,995)
Proceeds from disposition of assets	274	547
Earnout payment related to Krotz Springs refinery acquisition	—	(6,562)
Net cash used in investing activities	(83,436)	(104,130)
Cash flows from financing activities:
Dividends paid to stockholders	(6,754)	(6,652)
Dividends paid to non-controlling interest	(269)	(570)
Proceeds from issuance of common stock	—	11,900
Stock issuance costs	(10)	(537)
Inventory supply agreement	—	1,165
Deferred debt issuance costs	(3,407)	(2,169)
Revolving credit facilities, net	(224,341)	125,053
Additions to long-term debt	—	30,136
Payments on long-term debt	(8,655)	(8,644)
Net cash provided by (used in) financing activities	(243,436)	149,682
Net increase (decrease) in cash and cash equivalents	(111,374)	103,914
Cash and cash equivalents, beginning of period	157,066	71,687
Cash and cash equivalents, end of period	$45,692	$175,601
Supplemental cash flow information:
Cash paid for interest	$58,599	$49,784
Cash paid for income tax	$3,478	$3,203
Non-cash activity:
Financing activity — payment on long-term debt from issuance of preferred stock	$(30,000)	$—

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
In December 2011, the provisions of FASB ASC 210, Balance Sheet, were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The update retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under International Financial Reporting Standards. These new revisions are to be applied retrospectively and will be effective for interim and annual periods beginning January 1, 2013. The adoption of this guidance will not affect Alon's financial position or results of operations because these requirements will only affect the presentation of the financial statements and disclosures.
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
Alon’s retail and branded marketing segment operates approximately 299 convenience stores located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through Alon’s convenience stores and the majority of the motor fuels marketed in Alon’s branded business is supplied by Alon’s Big Spring refinery. Alon markets gasoline and diesel under the Alon brand name through a network of approximately 625 locations, including Alon's convenience stores.
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
Segment data as of and for the three and nine month periods ended September 30, 2012 and 2011, are presented below:

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months Ended September 30, 2012
Net sales to external customers	$1,756,212	$203,982	$400,140	$—	$2,360,334
Intersegment sales/purchases	380,407	(83,783)	(296,624)	—	—
Depreciation and amortization	26,330	1,485	3,444	611	31,870
Operating income (loss)	95,203	(3,574)	(469)	(814)	90,346
Total assets	1,892,569	180,831	232,981	14,556	2,320,937
Turnaround, chemical catalyst and capital expenditures	26,200	1,075	6,669	484	34,428

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Three Months Ended September 30, 2011
Net sales to external customers	$1,471,936	$201,081	$383,636	$—	$2,056,653
Intersegment sales/purchases	390,245	(114,492)	(275,753)	—	—
Depreciation and amortization	25,179	1,522	2,707	404	29,812
Operating income (loss)	77,380	(4,114)	9,280	(592)	81,954
Total assets	2,047,354	145,788	212,253	14,502	2,419,897
Turnaround, chemical catalyst and capital expenditures	17,664	125	7,777	329	25,895

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Nine Months Ended September 30, 2012
Net sales to external customers	$4,454,145	$449,442	$1,159,369	$—	$6,062,956
Intersegment sales/purchases	1,073,250	(221,028)	(852,222)	—	—
Depreciation and amortization	77,242	4,281	9,689	1,788	93,000
Operating income (loss)	169,184	1,409	4,981	(2,372)	173,202
Total assets	1,892,569	180,831	232,981	14,556	2,320,937
Turnaround, chemical catalyst and capital expenditures	57,043	8,535	16,865	1,267	83,710

	Refining and Unbranded Marketing	Asphalt	Retail and Branded Marketing	Corporate	Consolidated Total
Nine Months Ended September 30, 2011
Net sales to external customers	$3,784,798	$435,135	$1,083,455	$—	$5,303,388
Intersegment sales/purchases	1,012,327	(232,971)	(779,356)	—	—
Depreciation and amortization	64,799	4,999	9,037	1,211	80,046
Operating income (loss)	200,523	(27,439)	24,450	(1,775)	195,759
Total assets	2,047,354	145,788	212,253	14,502	2,419,897
Turnaround, chemical catalyst and capital expenditures	83,114	1,458	12,271	1,272	98,115
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of September 30, 2012
Assets:
Commodity contracts (futures and forwards)	$13,060	$—	$—	$13,060
Liabilities:
Commodity contracts (swaps)	—	43,401	—	43,401
Commodity contracts (forwards)	—	2,351	—	2,351
Interest rate swap	—	1,344	—	1,344

As of December 31, 2011
Assets:
Commodity contracts (swaps)	—	31,936	—	31,936
Liabilities:
Commodity contracts (futures and forwards)	78	—	—	78
Commodity contracts (call options)	—	9,268	—	9,268
Interest rate swap	—	4,197	—	4,197

(4)	Derivative Financial Instruments
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
Fair Value Hedges
Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized currently in income in the same period.
As of September 30, 2012, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 1,323 thousand barrels of crude oil with remaining contract terms through May 2018.
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
Commodity Derivatives. As of September 30, 2012, Alon has accounted for certain commodity swap contracts as cash flow hedges with contract purchase volumes of 6,750 thousand barrels of crude and contract sales volumes of 6,750 thousand barrels of refined products with the longest remaining contract term of fifteen months. During the three and nine months ended September 30, 2012, Alon recognized unrealized after-tax losses of $13,460 and $24,242, respectively, related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

For the three and nine months ended September 30, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of September 30, 2012, Alon had an interest rate swap agreement with a notional amount of $100,000, a remaining period of three months and a fixed interest rate of 4.25%. This swap was accounted for as a cash flow hedge.
For cash flow hedges, gains and losses reported in OCI are reclassified into interest expense when the forecasted transaction affects income. Alon recognized in OCI unrealized after-tax gains of $668 and $597 during the three months ended September 30, 2012 and 2011, respectively, and $1,854 and $1,484 during the nine months ended September 30, 2012 and 2011, respectively, for the fair value measurement of the interest rate swap agreements. There were no amounts reclassified from OCI into interest expense as a result of the discontinuance of cash flow hedge accounting.
For the three and nine months ended September 30, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(5,522)
Commodity contracts (futures and forwards)	Accounts receivable	15,492	Accrued liabilities	(2,432)
Total derivatives not designated as hedging instruments		$15,492		$(7,954)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(37,879)
Commodity contracts (forwards)		—	Other non-current liabilities	(2,351)
Interest rate swap		—	Other non-current liabilities	(1,344)
Total derivatives designated as hedging instruments		—		(41,574)
Total derivatives		$15,492		$(49,528)

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

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2012
Commodity contracts (swaps)	$(21,032)	Cost of sales	$(28,029)		$—
Interest rate swaps	1,028	Interest expense	(1,014)		—
Total derivatives	$(20,004)		$(29,043)		$—

For the Three Months Ended September 30, 2011
Interest rate swap	$918	Interest expense	$(1,058)		$—
Total derivatives	$918		$(1,058)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2012
Commodity contracts (swaps)	$(37,879)	Cost of sales	$(50,381)		$—
Interest rate swaps	2,853	Interest expense	(3,023)		—
Total derivatives	$(35,026)		$(53,404)		$—

For the Nine Months Ended September 30, 2011
Interest rate swap	$2,284	Interest expense	$(3,053)		$—
Total derivatives	$2,284		$(3,053)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Commodity contracts (forwards)	Cost of sales	$(2,351)	$—	$(2,351)	$—
Total derivatives		$(2,351)	$—	$(2,351)	$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Commodity contracts (futures & forwards)	Cost of sales	$11,294	$1,122	$26,869	$10,290
Commodity contracts (swaps)	Cost of sales	(5,810)	(357)	(18,016)	(3,716)
Commodity contracts (swaps)	Unrealized losses on commodity swaps	(5,017)	—	(37,458)	—
Commodity contracts (call options)	Other income (loss), net	—	(14,269)	(7,297)	(51,093)
Total derivatives		$467	$(13,504)	$(35,902)	$(44,519)

(5)	Inventories
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
Carrying value of inventories consisted of the following:

	September 30, 2012	December 31, 2011
Crude oil, refined products, asphalt and blendstocks	$80,875	$37,159
Crude oil inventory consigned to others	109,738	62,489
Materials and supplies	21,642	21,491
Store merchandise	21,180	19,322
Store fuel	7,254	6,811
Total inventories	$240,689	$147,272
A reduction of inventory volumes occurring in the nine months ended September 30, 2012 and 2011, resulted in a liquidation of LIFO inventory layers associated with refined products and asphalt carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $15,499 and $44,570 for the nine months ended September 30, 2012 and 2011, respectively.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $68,677 and $93,401 at September 30, 2012 and December 31, 2011, respectively.
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
Alon recorded liabilities associated with this consigned inventory of $128,379 in other non-current liabilities at September 30, 2012 and $26,389 in accounts payable and $58,328 in other non-current liabilities at December 31, 2011.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2012	December 31, 2011
Refining facilities	$1,769,684	$1,718,792
Pipelines and terminals	43,446	43,414
Retail	156,923	147,679
Other	19,955	18,685
Property, plant and equipment, gross	1,990,008	1,928,570
Less accumulated depreciation	(495,639)	(423,700)
Property, plant and equipment, net	$1,494,369	$1,504,870

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2012	December 31, 2011
Deferred turnaround and chemical catalyst cost	$19,174	$20,998
Environmental receivables	15,990	17,369
Deferred debt issuance costs	10,897	12,354
Intangible assets, net	8,906	7,663
Receivable from supply agreements	26,179	12,496
Other, net	17,972	19,009
Total other assets	$99,118	$89,889

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2012	December 31, 2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$35,021	$32,892
Employee costs	15,387	11,368
Commodity contracts	45,833	10,897
Accrued finance charges	18,191	10,902
Environmental accrual	6,425	6,292
Other	30,621	19,065
Total accrued liabilities	$151,478	$91,416

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$44,277	$46,493
Environmental accrual (Note 14)	55,576	59,171
Asset retirement obligations	11,759	11,442
Interest rate swap valuations	1,344	4,197
Consignment inventory	128,379	58,328
Other	12,293	12,434
Total other non-current liabilities	$253,628	$192,065

(8)	Postretirement Benefits
Alon has four defined benefit pension plans covering substantially all of its employees, excluding employees of SCS. The benefits are based on years of service and the employee's final average monthly compensation. Alon's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2012 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2011. For the nine months ended September 30, 2012 and 2011, Alon contributed $6,930 and $4,410, respectively, to its qualified pension plans.
The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$943	$914	$2,829	$2,743
Interest cost	1,032	1,035	3,095	3,105
Expected return on plan assets	(1,076)	(932)	(3,229)	(2,798)
Amortization of net loss	645	447	1,936	1,343
Net periodic benefit cost	$1,544	$1,464	$4,631	$4,393

(9)	Indebtedness
Debt consisted of the following:

	September 30, 2012	December 31, 2011
Term loan credit facility	$421,875	$425,250
Revolving credit facilities	84,000	308,341
Senior secured notes	210,973	209,324
Retail credit facilities	81,885	107,281
Total debt	798,733	1,050,196
Less current portion	(428,882)	(119,874)
Total long-term debt	$369,851	$930,322
Alon USA Energy, Inc. Term Loan Credit Facility. Alon has a $450,000 term loan (the “Alon Energy Term Loan”) that will mature on August 2, 2013. Principal payments of $4,500 per annum are paid in quarterly installments, subject to reduction from mandatory repayments associated with certain events.
Borrowings under the Alon Energy Term Loan bear interest at a rate based on a margin from between 1.75% to 2.50% per annum over the Eurodollar rate based upon the ratings of the loans by Standard & Poor's Rating Service and Moody's Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate.
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
At September 30, 2012 and December 31, 2011, the Alon Energy Term Loan had an outstanding balance of $421,875 and $425,250, respectively.
Alon launched syndication of $450,000 of new term debt and expects funding to occur in November 2012; proceeds will be used to retire existing debt of $421,875 due August 2013.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Alon USA, LP Credit Facility. Alon has a $240,000 revolving credit facility (the “Alon USA LP Credit Facility”) that will mature in March 2016. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
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
Borrowings of $84,000 and $200,000 were outstanding under the Alon USA LP Credit Facility at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $83,987 and $35,509, respectively.
Paramount Petroleum Corporation Credit Facility. In February 2012, Alon repaid in full all of its obligations under the Paramount Credit Facility.
Alon Brands Term Loans. In March 2011, Alon Brands issued $30,000 five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, 3,092,783 warrants were issued to purchase shares of Alon's common stock. In March 2012, Alon issued $30,000 of 8.5% Series B Convertible Preferred Stock to the holders of the Alon Brands Term Loans and repaid in full its obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to Alon. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9,624 of unamortized original issuance discount was charged to interest expense for the nine months ended September 30, 2012.
Financial Covenants. Alon has certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At September 30, 2012, Alon was in compliance with these maintenance financial covenants.

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
In May 2012, Alon granted awards of 180,000 restricted shares to certain executive officers at a grant date price of $8.77.  These May 2012 restricted shares will vest as follows:  50% on May 10, 2013 and 50% on May 10, 2016, assuming continued service at vesting. In August 2012, Alon granted awards of 37,500 restricted shares to certain executive officers at a weighted average grant date price of $13.95.  These August 2012 shares will vest on May 10, 2013, assuming continued service at vesting.
Compensation expense for the restricted stock grants amounted to $407 and $389 for the three months ended September 30, 2012 and 2011, respectively, and $1,126 and $665 for the nine months ended September 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table summarizes the restricted share activity from January 1, 2011:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2011	16,169	$9.28
Granted	186,015	13.50
Vested	(7,278)	10.31
Forfeited	—	—
Nonvested at December 31, 2011	194,906	$13.26
Granted	228,648	9.63
Vested	(97,424)	13.27
Forfeited	—	—
Nonvested at September 30, 2012	326,130	$10.71
As of September 30, 2012, there was $2,595 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of shares vested in 2012 was $848.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $374 and $374 for the three months ended September 30, 2012 and 2011, respectively, and $1,122 and $623 for the nine months ended September 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Senior Executive Plan Bonuses.  In August 2012, Alon granted 37,500 shares of common stock to certain executive officers at a weighted average grant date price of $13.95.  These shares vested immediately upon issuance.  Compensation expense for the bonuses amounted to $523 for the three and nine months ended September 30, 2012, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights. Through September 30, 2012, Alon has granted awards of 599,165 SARs to certain officers and key employees of Alon of which 60% of these SARs have a grant price of $28.46 and the remaining SARs have grant prices ranging from $10.00 to $16.00 . At September 30, 2012, 192,332 SARs have expired without being exercised.
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
Compensation expense for the SARs grants amounted to $15 and $31 for the three months ended September 30, 2012 and 2011, respectively, and $44 and $305 for the nine months ended September 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
2000 Incentive Stock Compensation Plan. On August 1, 2000, Alon Assets and Alon Operating, majority owned, consolidated subsidiaries of Alon, adopted the 2000 Incentive Stock Compensation Plan pursuant to which Alon’s board of directors may grant stock options to certain officers and members of executive management. The 2000 Incentive Stock Compensation Plan authorized grants of options to purchase up to 16,154 shares of common stock of Alon Assets and 6,066 shares of common stock of Alon Operating. This plan was closed to new participants subsequent to August 1, 2000, the initial grant date. All stock options issued were exercised in prior years.
In June 2012, Alon signed agreements with shareholders of two of its subsidiaries, Alon Assets, Inc. ("Alon Assets") and Alon USA Operating, Inc. ("Alon Operating"). According to the agreements, Alon has the right to exchange 581,699 of its shares over a period of 12 quarters and 2,326,946 of its shares over a period of 20 quarters, beginning July 2012, for 15,549.3 shares of Alon Assets and 5,839.1 shares of Alon Operating. In July 2012, 164,822 shares of Alon's common stock were issued in exchange for 881.12 shares of Alon Assets and 330.88 shares of Alon Operating. In October 2012, 290,725 shares of Alon's common stock were issued in exchange for 1554.19 shares of Alon Assets and 583.63 shares of Alon Operating.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Compensation expense associated with the difference in value between the participants ownership of Alon Assets and Alon Operating stock compared to Alon USA Energy, Inc. stock of $472 and $542 was recognized for the three and nine months ended September 30, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

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
During the three months ended September 30, 2012, certain holders of the Series A and Series B Convertible Preferred Stock converted preferred shares to shares of Alon's common stock.  500,000 Series A preferred shares and 2,280,000 Series B preferred shares were converted to 741,850 and 3,382,836 shares of common stock, respectively.

(b)	Dividends
Common Stock Dividends. On September 19, 2012, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on September 5, 2012.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax.

	Unrealized Loss on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at December 31, 2011	$(3,194)	$(23,289)	$(26,483)
Current period other comprehensive loss, net of tax	(21,016)	—	(21,016)
Balance at September 30, 2012	$(24,210)	$(23,289)	$(47,499)

(12)	Earnings Per Share
Basic earnings per share is calculated as net income available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings per share include the dilutive effect of SARs using the treasury stock method and the dilutive effect of convertible preferred shares, warrants, restricted stock awards and restricted stock units using the if-converted method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings per share, basic and diluted, for the three and nine months ended September 30, 2012 and 2011, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$43,223	$28,621	$56,947	$55,420
Average number of shares of common stock outstanding	56,699	55,755	56,322	55,290
Dilutive RSAs, SARs, RSUs, convertible preferred stock and warrants	6,361	5,935	6,357	5,941
Average number of shares of common stock outstanding assuming dilution	63,060	61,690	62,679	61,231
Earnings per share – basic	$0.76	$0.51	$1.01	$1.00
Earnings per share – diluted	$0.69	$0.46	$0.91	$0.91

(13)	Related-Party Transactions
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
During the nine months ended September 30, 2012, Alon purchased, from an affiliate, hydrotreating equipment and other refinery processing equipment for $18,000 and $8,000, respectively.

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
Alon has accrued environmental remediation obligations of $62,001 ($6,425 accrued liability and $55,576 non-current liability) at September 30, 2012, and $65,463 ($6,292 accrued liability and $59,171 non-current liability) at December 31, 2011.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded a current receivable of $706 and a non-current receivable of $15,287, and a current receivable of $706 and a non-current receivable of $15,719 at September 30, 2012 and December 31, 2011, respectively.
Paramount Petroleum Corporation has indemnification agreements with a prior owner for part of the remediation expenses at its refineries and offsite tank farm and, as a result, has recorded a current receivable of $1,893 and a non-current receivable of $703, and a current receivable of $1,893 and a non-current receivable of $1,650 at September 30, 2012 and December 31, 2011, respectively.

(15)	Subsequent Events
Dividend Declared
On November 1, 2012, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on December 17, 2012, to stockholders of record at the close of business on December 3, 2012.
Commitments for New Term Loan
Alon launched syndication of $450,000 of new term debt and expects funding to occur in November 2012; proceeds will be used to retire existing debt of $421,875 due August 2013.

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
Retail and Branded Marketing Segment. Our retail and branded marketing segment operates approximately 299 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. We have operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Our license to use the FINA brand expired in August 2012 in accordance with its terms. We developed our own brand and logo in anticipation of the expiration of this license and have substantially completed the conversion of all of our locations and all locations served by our branded marketing business to the new Alon brand. Under the Alon brand, we will no longer be subject to the geographic limitations contained in the FINA license agreement.
Substantially all of the motor fuel sold through our retail operations and the majority of the motor fuel marketed in our branded business is supplied by our Big Spring refinery. In 2012, approximately 94% of the motor fuel requirements of our branded marketing operations, including retail operations, were supplied by our Big Spring refinery. Branded distributors that are not part of our integrated supply system, primarily in Central Texas, are supplied with motor fuels we obtain from third-party suppliers.

We market gasoline and diesel under the Alon brand name through a network of approximately 625 locations, including our convenience stores. Approximately 56% of the gasoline and 21% of the diesel motor fuel produced at our Big Spring refinery was transferred to our retail and branded marketing segment at prices substantially determined by reference to commodity pricing information published by Platts. Additionally, our retail and branded marketing segment licenses the use of the Alon brand name and provides credit card processing services to approximately 141 licensed locations that are not under fuel supply agreements with us.
Third Quarter Operational and Financial Highlights
Operating income for the third quarter of 2012 was $90.3 million, compared to $82.0 million in the same period last year. Our operational and financial highlights for the third quarter of 2012 include the following:

•
Combined refinery throughput for the third quarter of 2012 averaged 171,086 bpd, consisting of 69,563 bpd at the Big Spring refinery, 32,298 bpd at the California refineries and 69,225 bpd at the Krotz Springs refinery, compared to 162,214 bpd for the third quarter of 2011, consisting of 56,828 bpd at the Big Spring refinery, 39,056 bpd at the California refineries and 66,330 bpd at the Krotz Springs refinery.

•
Operating margin at the Big Spring refinery was $28.19 per barrel for the third quarter of 2012, compared to $23.05 per barrel for the same period in 2011. This increase in operating margin is mainly due to higher Gulf Coast 3/2/1 crack spreads and a widening sweet/sour spread.

•
Operating margin at the California refineries was $0.12 per barrel for the third quarter of 2012, compared to $3.64 per barrel for the same period in 2011. This decrease in operating margin is mainly due to the costs of crude oil used by the refinery.

•
Operating margin at the Krotz Springs refinery was $11.28 per barrel for the third quarter of 2012, compared to $7.77 per barrel for the same period in 2011. This increase in operating margin is mainly due to lower crude oil costs with the addition of WTI priced crude oils and higher Gulf Coast 2/1/1 high sulfur diesel crack spreads.

•
The average Gulf Coast 3/2/1 crack spread was $31.76 per barrel for the third quarter of 2012 compared to $31.28 per barrel for the third quarter of 2011. The average West Coast 3/1/1/1 crack spread for the third quarter of 2012 was $14.40 per barrel compared to $11.22 per barrel for the same period in 2011. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the third quarter of 2012 was $15.91 per barrel compared to $12.44 per barrel for the third quarter of 2011.

•
The average WTI to WTS spread for the third quarter of 2012 was $3.34 per barrel compared to $0.82 per barrel for the same period in 2011. The average LLS to WTI spread for the third quarter of 2012 was $15.02 per barrel compared to $18.87 per barrel for the same period in 2011. The average WTI to Buena Vista spread for the third quarter of 2012 was $(14.14) per barrel compared to $(17.52) per barrel for the same period in 2011.

•
Asphalt margins in the third quarter of 2012 were $25.49 per ton compared to $25.68 per ton in the third quarter of 2011. This decrease was primarily due to non-cash inventory items offset by higher asphalt sales prices. The average blended asphalt sales price increased 21.8% from $540.07 per ton in the third quarter of 2011 to $657.68 per ton in the third quarter of 2012 and the average non-blended asphalt sales price increased 2.3% from $383.87 per ton in the third quarter of 2011 to $392.76 per ton in the third quarter of 2012.

•
Retail fuel sales volume increased by 7.9% from 40.8 million gallons in the third quarter of 2011 to 44.0 million gallons in the third quarter of 2012. Our branded fuel sales volume increased by 5.9% from 95.2 million gallons in the third quarter of 2011 to 100.8 million gallons in the third quarter of 2012.

•
Operating income for the third quarter of 2012 was also impacted by unrealized losses on commodity swaps of $5.0 million and realized losses on commodity swaps of $33.8 million. There were no significant unrealized or realized losses on commodity swaps for the third quarter of 2011.

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
We compare our Krotz Springs refinery’s per barrel operating margin to the Gulf Coast 2/1/1 crack spread. A 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and Gulf Coast high sulfur diesel and the market value of Light Louisiana Sweet, or LLS, crude oil.
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
The Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of the Krotz Springs refinery's crude oil input. This input was primarily comprised of LLS crude oil and WTI crude oil. We measure the cost of refining the LLS crude oil by calculating the difference between the average value of LLS crude oil to the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our Krotz Springs refinery.
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
Factors Affecting Comparability
Our financial condition and operating results over the nine months ended September 30, 2012 and 2011, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Crude throughput was reduced at the Krotz Springs refinery during the second quarter of 2011 due to the flooding in Louisiana and its impact on crude oil supply to the refinery.
For the three and nine months ended September 30, 2012, we had unrealized losses on commodity swaps of $5.0 million and $37.5 million, respectively, as shown separately in the consolidated statements of operations. Additionally for the three and nine months ended September 30, 2012, we had realized losses on commodity swaps of $33.8 million and $68.3 million, respectively, included in cost of sales in the consolidated statements of operations. We had no significant unrealized or realized gains or losses on commodity swaps for the three and nine months ended September 30, 2011.
Included in other income (loss), net in the consolidated statements of operations, we also had losses on heating oil call option crack spread contracts of $14.3 million for the three months ended September 30, 2011, and $7.3 million and $51.1 million for the nine months ended September 30, 2012 and 2011, respectively.
We launched syndication of $450.0 million of new term debt and expect funding to occur in November 2012; proceeds will be used to retire existing debt of $421.9 million due August 2013.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2012 and 2011. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2011 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$2,360,334	$2,056,653	$6,062,956	$5,303,388
Operating costs and expenses:
Cost of sales	2,101,647	1,827,098	5,407,197	4,717,673
Unrealized losses on commodity swaps	5,017	—	37,458	—
Direct operating expenses	81,160	83,338	230,243	202,476
Selling, general and administrative expenses (2)	47,670	34,680	119,018	107,595
Depreciation and amortization (3)	31,870	29,812	93,000	80,046
Total operating costs and expenses	2,267,364	1,974,928	5,886,916	5,107,790
Gain (loss) on disposition of assets	(2,624)	229	(2,838)	161
Operating income	90,346	81,954	173,202	195,759
Interest expense (4)	(22,773)	(22,582)	(78,113)	(63,780)
Equity earnings of investees	4,542	2,005	6,112	3,775
Other income (loss), net (5)	202	(14,272)	(6,791)	(51,065)
Income before income tax expense	72,317	47,105	94,410	84,689
Income tax expense	26,776	17,004	34,705	26,952
Net income	45,541	30,101	59,705	57,737
Net income attributable to non-controlling interest	2,318	1,480	2,758	2,317
Net income available to common stockholders	$43,223	$28,621	$56,947	$55,420
Earnings per share, basic	$0.76	$0.51	$1.01	$1.00
Weighted average shares outstanding, basic (in thousands)	56,699	55,755	56,322	55,290
Earnings per share, diluted	$0.69	$0.46	$0.91	$0.91
Weighted average shares outstanding, diluted (in thousands)	63,060	61,690	62,679	61,231
Cash dividends per share	$0.04	$0.04	$0.12	$0.12
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$101,276	$109,478	$215,498	$58,362
Investing activities	(34,170)	(28,055)	(83,436)	(104,130)
Financing activities	(78,930)	(22,964)	(243,436)	149,682
OTHER DATA:
Adjusted EBITDA (6)	$129,584	$99,270	$268,361	$228,354
Capital expenditures (7)	31,748	23,162	72,273	91,120
Capital expenditures for turnaround and chemical catalyst	2,680	2,733	11,437	6,995

	September 30, 2012	December 31, 2011
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$45,692	$157,066
Working capital (A)	(337,021)	99,452
Total assets	2,320,937	2,330,382
Total debt	798,733	1,050,196
Total equity	456,341	395,784

(A)	We launched syndication of $450,000 of new term debt and expect funding to occur in November 2012; proceeds will be used to retire existing debt of $421,875 due August 2013.
_____________________

(1)
Includes excise taxes on sales by the retail and branded marketing segment of $17,159 and $15,476 for the three months ended September 30, 2012 and 2011, respectively, and $49,481 and $44,887 for the nine months ended September 30, 2012 and 2011, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $203 and $188 for the three months ended September 30, 2012 and 2011, respectively, and $584 and $564 for the nine months ended September 30, 2012 and 2011, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $611 and $404 for the three months ended September 30, 2012 and 2011, respectively, and $1,788 and $1,211 for the nine months ended September 30, 2012 and 2011, respectively, which are not allocated to our three operating segments.

(4)
Interest expense for the nine months ended September 30, 2012, includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan.

(5)
Other income (loss), net for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 is substantially the loss on heating oil call option crack spread contracts.

(6)
Adjusted EBITDA represents earnings before net income attributable to non-controlling interest, income tax expense, interest expense, depreciation and amortization and gain (loss) on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income attributable to non-controlling interest, income tax expense, interest expense, gain (loss) on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income available to common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income available to common stockholders	$43,223	$28,621	$56,947	$55,420
Net income attributable to non-controlling interest	2,318	1,480	2,758	2,317
Income tax expense	26,776	17,004	34,705	26,952
Interest expense	22,773	22,582	78,113	63,780
Depreciation and amortization	31,870	29,812	93,000	80,046
(Gain) loss on disposition of assets	2,624	(229)	2,838	(161)
Adjusted EBITDA	$129,584	$99,270	$268,361	$228,354
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $5,017 and $37,458 for the three and nine months ended September 30, 2012, respectively. Adjusted EBITDA also does not exclude losses on heating oil call option crack spread contracts of $14,269 for the three months ended September 30, 2011, and of $7,297 and $51,093 for the nine months ended September 30, 2012 and 2011, respectively.

(7)
Includes corporate capital expenditures of $484 and $329 for the three months ended September 30, 2012 and 2011, respectively, and $1,267 and $1,272 for the nine months ended September 30, 2012 and 2011, respectively, which are not allocated to our three operating segments.

REFINING AND UNBRANDED MARKETING SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$2,136,619	$1,862,181	$5,527,395	$4,797,125
Operating costs and expenses:
Cost of sales	1,917,852	1,681,163	5,005,249	4,336,655
Unrealized losses on commodity swaps	5,017	—	37,458	—
Direct operating expenses	72,259	72,271	204,001	170,214
Selling, general and administrative expenses	17,426	6,189	31,733	24,946
Depreciation and amortization	26,330	25,179	77,242	64,799
Total operating costs and expenses	2,038,884	1,784,802	5,355,683	4,596,614
Gain (loss) on disposition of assets	(2,532)	1	(2,528)	12
Operating income	$95,203	$77,380	$169,184	$200,523
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$28.19	$23.05	$23.85	$20.67
Refinery operating margin – CA Refineries (2)	0.12	3.64	1.60	(0.16)
Refinery operating margin – Krotz Springs (2)	11.28	7.77	7.55	5.61
Refinery direct operating expense – Big Spring (3)	3.92	4.68	3.92	4.40
Refinery direct operating expense – CA Refineries (3)	7.82	7.20	10.35	6.13
Refinery direct operating expense – Krotz Springs (3)	3.76	3.61	3.86	3.42
Capital expenditures	$23,520	$14,931	$45,606	$76,119
Capital expenditures for turnaround and chemical catalyst	2,680	2,733	11,437	6,995
PRICING STATISTICS:
WTI crude oil (per barrel)	$92.09	$89.75	$96.17	$95.42
WTS crude oil (per barrel)	88.75	88.93	92.08	92.95
Buena Vista crude oil (per barrel)	106.23	107.27	110.14	106.62
LLS crude oil (per barrel)	102.54	112.94	111.81	110.50
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$31.76	$31.28	$27.54	$24.53
Crack spreads (3/1/1/1) (per barrel):
West Coast	$14.40	$11.22	$12.84	$11.09
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$15.91	$12.44	$12.05	$9.87
Crude oil differentials (per barrel):
WTI less WTS	$3.34	$0.82	$4.09	$2.47
LLS less WTI	15.02	18.87	15.25	14.55
WTI less Buena Vista	(14.14)	(17.52)	(13.97)	(11.20)
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.89	$2.82	$2.89	$2.80
Gulf Coast ultra-low sulfur diesel	3.07	3.01	3.06	2.97
Gulf Coast high sulfur diesel	2.97	2.95	2.99	2.91
West Coast LA CARBOB (unleaded gasoline)	3.04	2.89	3.09	2.92
West Coast LA ultra-low sulfur diesel	3.13	3.03	3.12	3.05
Natural gas (per MMBTU)	2.89	4.05	2.58	4.21

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	52,108	74.9	42,769	75.2	53,297	78.6	48,882	80.2
WTI crude	15,398	22.1	10,904	19.2	12,790	18.8	9,845	16.2
Blendstocks	2,057	3.0	3,155	5.6	1,797	2.6	2,162	3.6
Total refinery throughput (4)	69,563	100.0	56,828	100.0	67,884	100.0	60,889	100.0
Refinery production:
Gasoline	34,918	50.3	26,846	47.3	33,653	49.6	28,969	47.8
Diesel/jet	23,215	33.5	18,570	32.6	22,234	32.8	19,704	32.5
Asphalt	4,148	6.0	4,619	8.1	4,241	6.3	4,505	7.4
Petrochemicals	4,040	5.8	3,422	6.0	4,005	5.9	3,664	6.0
Other	3,045	4.4	3,423	6.0	3,627	5.4	3,837	6.3
Total refinery production (5)	69,366	100.0	56,880	100.0	67,760	100.0	60,679	100.0
Refinery utilization (6)		96.4%		89.9%		97.3%		88.3%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	23,228	71.9	9,363	24.0	9,903	46.1	4,632	21.7
Heavy crude	8,065	25.0	23,928	61.2	10,259	47.8	14,707	68.9
Blendstocks	1,005	3.1	5,765	14.8	1,310	6.1	2,018	9.4
Total refinery throughput (4)	32,298	100.0	39,056	100.0	21,472	100.0	21,357	100.0
Refinery production:
Gasoline	7,867	24.4	10,178	26.1	3,798	17.8	4,433	20.9
Diesel/jet	13,929	43.2	14,863	38.3	7,152	33.4	6,933	32.9
Asphalt	7,528	23.4	10,918	28.0	5,906	27.7	6,456	30.5
Light unfinished	—	—	525	1.3	267	1.3	177	0.8
Heavy unfinished	1,833	5.7	960	2.5	3,668	17.2	2,462	11.6
Other	1,057	3.3	1,498	3.8	554	2.6	708	3.3
Total refinery production (5)	32,214	100.0	38,942	100.0	21,345	100.0	21,169	100.0
Refinery utilization (6)		43.2%		45.9%		27.8%		26.7%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	23,159	33.5	—	—	16,640	25.1	—	—
Gulf Coast sweet crude	45,925	66.3	66,265	99.9	49,381	74.3	61,423	98.6
Blendstocks	141	0.2	65	0.1	392	0.6	846	1.4
Total refinery throughput (4)	69,225	100.0	66,330	100.0	66,413	100.0	62,269	100.0
Refinery production:
Gasoline	28,693	41.1	27,396	41.1	27,170	40.5	25,905	41.5
Diesel/jet	28,184	40.2	30,491	45.7	28,056	41.8	28,757	46.0
Heavy Oils	2,554	3.6	2,828	4.2	2,737	4.1	2,577	4.1
Other	10,605	15.1	6,017	9.0	9,162	13.6	5,245	8.4
Total refinery production (5)	70,036	100.0	66,732	100.0	67,125	100.0	62,484	100.0
Refinery utilization (6)		83.1%		79.7%		79.4%		80.2%

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

The refinery operating margin excludes unrealized losses on commodity swaps of $5,017 and $37,458 for the three and nine months ended September 30, 2012, as shown separately in the statements of operations. The refinery operating margin excludes realized losses on commodity swaps of $33,839 and $68,260 for the three and nine months ended September 30, 2012, respectively.
The refinery operating margin for the nine months ended September 30, 2011, excludes a benefit from inventory reductions of $22,460.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries, exclusive of depreciation and amortization, by the applicable refinery’s total throughput volumes. Direct operating expenses related to the Bakersfield refinery of $3,356 for the nine months ended September 30, 2011 has been excluded from the per barrel measurement calculations.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. Throughput data for the California refineries for the nine months ended September 30, 2012 and 2011 reflects substantially six months of operations as the California refineries were not in operation for the first quarter of 2012 and 2011. The throughput data of the Krotz Springs refinery for the nine months ended September 30, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude oil supply to the refinery.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$203,982	$201,081	$449,442	$435,135
Operating costs and expenses:
Cost of sales (1)	195,903	191,296	414,323	421,480
Direct operating expenses	8,901	11,067	26,242	32,262
Selling, general and administrative expenses	1,268	1,310	3,188	3,833
Depreciation and amortization	1,485	1,522	4,281	4,999
Total operating costs and expenses	207,557	205,195	448,034	462,574
Gain on disposition of assets	1	—	1	—
Operating income (loss)	$(3,574)	$(4,114)	$1,409	$(27,439)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	300	351	674	727
Non-blended asphalt sales volume (tons in thousands) (3)	17	30	77	127
Blended asphalt sales price per ton (2)	$657.68	$540.07	$623.24	$539.52
Non-blended asphalt sales price per ton (3)	392.76	383.87	381.49	337.82
Asphalt margin per ton (4)	25.49	25.68	46.76	15.99
Capital expenditures	$1,075	$125	$8,535	$1,458

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

RETAIL AND BRANDED MARKETING SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$400,140	$383,636	$1,159,369	$1,083,455
Operating costs and expenses:
Cost of sales (2)	368,299	344,884	1,060,875	971,865
Selling, general and administrative expenses	28,773	26,993	83,513	78,252
Depreciation and amortization	3,444	2,707	9,689	9,037
Total operating costs and expenses	400,516	374,584	1,154,077	1,059,154
Gain (loss) on disposition of assets	(93)	228	(311)	149
Operating income (loss)	$(469)	$9,280	$4,981	$24,450
KEY OPERATING STATISTICS:
Branded fuel sales (thousands of gallons) (3)	100,800	95,160	290,708	272,101
Branded fuel margin (cents per gallon) (3)	(2.5)	5.5	(0.6)	5.0
Number of stores (end of period) (4)	299	303	299	303
Retail fuel sales (thousands of gallons)	43,978	40,769	126,845	115,931
Retail fuel sales (thousands of gallons per site per month)(4)	51	47	49	44
Retail fuel margin (cents per gallon) (5)	14.5	15.9	14.6	16.7
Retail fuel sales price (dollars per gallon) (6)	$3.46	$3.52	$3.51	$3.47
Merchandise sales	$82,069	$79,366	$238,062	$225,812
Merchandise sales (per site per month) (4)	$91	$87	$88	$83
Merchandise margin (7)	32.3%	32.4%	32.5%	33.0%
Capital expenditures	$6,669	$7,777	$16,865	$12,271

(1)
Includes excise taxes on sales of $17,159 and $15,476 for the three months ended September 30, 2012 and 2011, respectively, and $49,481 and $44,887 for the nine months ended September 30, 2012 and 2011, respectively. Net sales also includes net royalty and related net credit card fees of $1,427 and $1,265 for the three months ended September 30, 2012 and 2011, respectively, and $4,346 and $4,177 for the nine months ended September 30, 2012 and 2011, respectively.

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

(4)	At September 30, 2012, we had 299 retail convenience stores of which 286 sold fuel. At September 30, 2011, we had 303 retail convenience stores of which 290 sold fuel.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales
Consolidated. Net sales for the three months ended September 30, 2012 were $2,360.3 million, compared to $2,056.7 million for the three months ended September 30, 2011, an increase of $303.6 million. This increase was primarily due to higher refinery throughput volumes, increased sales volumes and higher refined product prices.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $2,136.6 million for the three months ended September 30, 2012, compared to $1,862.2 million for the three months ended September 30, 2011, an increase of $274.4 million, or 14.7%. This increase was due to higher refinery throughput and higher refined product prices in the three months ended September 30, 2012 compared to the same period last year.
Combined refinery throughput for the three months ended September 30, 2012 averaged 171,086 bpd, consisting of 69,563 bpd at the Big Spring refinery, 32,298 bpd at the California refineries and 69,225 bpd at the Krotz Springs refinery, compared to a combined average throughput of 162,214 bpd for the three months ended September 30, 2011, consisting of 56,828 bpd at the Big Spring refinery, 39,056 bpd at the California refineries and 66,330 bpd at the Krotz Springs refinery. Crude throughput was reduced at the Krotz Springs refinery during the second quarter of 2011 due to flooding in Louisiana and its impact on crude oil supply to the refinery.
Refined product prices increased for all of our products in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2012 increased $0.07, or 2.5%, to $2.89, compared to $2.82 for the three months ended September 30, 2011. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2012 increased $0.06, or 2.0%, to $3.07, compared to $3.01 for the three months ended September 30, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2012 increased $0.02, or 0.7%, to $2.97, compared to $2.95 for the three months ended September 30, 2011. The average per gallon price of West Coast LA CARBOB gasoline for the three months ended September 30, 2012 increased $0.15, or 5.2%, to $3.04, compared to $2.89 for the three months ended September 30, 2011. The average per gallon price of West Coast LA ultra-low sulfur diesel for the three months ended September 30, 2012 increased $0.10, or 3.3%, to $3.13, compared to $3.03 for the three months ended September 30, 2011.
Asphalt Segment. Net sales for our asphalt segment were $204.0 million for the three months ended September 30, 2012, compared to $201.1 million for the three months ended September 30, 2011, an increase of $2.9 million or 1.4%. This increase was due primarily to higher asphalt sales prices, partially offset by a decrease in asphalt sales volumes for the three months ended September 30, 2012. The average blended asphalt sales price increased 21.8% from $540.07 per ton for the three months ended September 30, 2011 to $657.68 per ton for the three months ended September 30, 2012, and the average non-blended asphalt sales price increased 2.3% from $383.87 per ton for the three months ended September 30, 2011, to $392.76 per ton for the three months ended September 30, 2012. The asphalt sales volume decreased 16.8% from 381 thousand tons for the three months ended September 30, 2011 to 317 thousand tons for the three months ended September 30, 2012.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $400.1 million for the three months ended September 30, 2012, compared to $383.6 million for the three months ended September 30, 2011, an increase of $16.5 million or 4.3%. This increase was primarily attributable to a 6.5% increase in motor fuel sales volumes and a 3.4% increase in merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $2,101.6 million for the three months ended September 30, 2012, compared to $1,827.1 million for the three months ended September 30, 2011, an increase of $274.5 million. This increase was primarily due to higher refinery throughput volumes and increased sales volumes.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $1,917.9 million for the three months ended September 30, 2012, compared to $1,681.2 million for the three months ended September 30, 2011, an increase of $236.7 million. This increase was primarily due to increased refinery throughput and increases in the cost of WTI crude oil, partially offset by decreases in the cost of other crude oils used by our refineries. The average price of WTI increased 2.6% from $89.75 per barrel for the three months ended September 30, 2011, to $92.09 per barrel for the three months ended September 30, 2012. The average price of Buena Vista crude decreased 1.0% from $107.27 per barrel for the three months ended September 30, 2011, to $106.23 per barrel for the three months ended September 30, 2012. The average price of LLS crude decreased 9.2% from $112.94 per barrel for the three months ended September 30, 2011, to $102.54 per barrel for the three months ended September 30, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $195.9 million for the three months ended September 30,

2012, compared to $191.3 million for the three months ended September 30, 2011, an increase of $4.6 million or 2.4%. This increase was due primarily to higher crude oil costs for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $368.3 million for the three months ended September 30, 2012, compared to $344.9 million for the three months ended September 30, 2011, an increase of $23.4 million or 6.8%. This increase was primarily attributable to increases in motor fuel sales volumes and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $81.2 million for the three months ended September 30, 2012, compared to $83.3 million for the three months ended September 30, 2011, a decrease of $2.1 million or 2.5%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the three months ended September 30, 2012 were $72.3 million, compared to $72.3 million for the three months ended September 30, 2011.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2012 were $8.9 million, compared to $11.1 million for the three months ended September 30, 2011, a decrease of $2.2 million or 19.8%. This decrease was due primarily to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended September 30, 2012 were $47.7 million, compared to $34.7 million for the three months ended September 30, 2011, an increase of $13.0 million or 37.5% due primarily to higher employee incentive compensation costs.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the three months ended September 30, 2012 were $17.4 million, compared to $6.2 million for the three months ended September 30, 2011, an increase of $11.2 million or 180.6%. This increase was primarily due to higher employee incentive compensation costs for the three months ended September 30, 2012.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2012 were $1.3 million, compared to $1.3 million for the three months ended September 30, 2011.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the three months ended September 30, 2012 were $28.8 million, compared to $27.0 million for the three months ended September 30, 2011, an increase of $1.8 million or 6.7%. This increase was primarily attributable to higher employee related costs for the three months ended September 30, 2012.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2012 was $31.9 million, compared to $29.8 million for the three months ended September 30, 2011, an increase of $2.1 million, or 7.0%. This increase was due primarily to the depreciation on higher amounts of assets placed into service at September 30, 2012 as compared to September 30, 2011.
Operating Income
Consolidated. Operating income for the three months ended September 30, 2012 was $90.3 million, compared to $82.0 million for the three months ended September 30, 2011, an increase of $8.3 million. This increase was primarily due to higher refinery margins, partially offset by realized and unrealized losses on commodity swaps of $33.8 million and $5.0 million, respectively.
Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $95.2 million for the three months ended September 30, 2012, compared to $77.4 million for the three months ended September 30, 2011, an increase of $17.8 million. This increase was primarily due to higher refinery operating margins and increased refinery throughput, partially offset by realized and unrealized losses on commodity swaps of $33.8 million and $5.0 million, respectively.
Refinery operating margin at the Big Spring refinery was $28.19 per barrel for the three months ended September 30, 2012, compared to $23.05 per barrel for the three months ended September 30, 2011. This increase was due to higher Gulf Coast 3/2/1 crack spreads and a widening in the sweet/sour spread. The average Gulf Coast 3/2/1 crack spread increased to $31.76 per barrel for the three months ended September 30, 2012, compared to $31.28 per barrel for the three months ended September 30, 2011. The sweet/sour spread was $3.34 per barrel for the three months ended September 30, 2012 compared to

$0.82 per barrel for the three months ended September 30, 2011.
Refinery operating margin at the California refineries was $0.12 per barrel for the three months ended September 30, 2012, compared to $3.64 per barrel for the three months ended September 30, 2011. This decrease was due higher crude costs for the three months ended September 30, 2012. The average West Coast 3/1/1/1 crack spread for the three months ended September 30, 2012 was $14.40 per barrel compared to $11.22 per barrel for the three months ended September 30, 2011.
Refinery operating margin at the Krotz Springs refinery was $11.28 per barrel for the three months ended September 30, 2012, compared to $7.77 per barrel for the three months ended September 30, 2011. This increase is due to lower crude oil costs with the addition of WTI priced crude oils and higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2012 was $15.91 per barrel compared to $12.44 per barrel for the three months ended September 30, 2011.
Asphalt Segment. Operating loss for our asphalt segment was $3.6 million for the three months ended September 30, 2012, compared to $4.1 million for the three months ended September 30, 2011, a decrease in loss of $0.5 million. This decrease was primarily due to an increase in asphalt sales prices, partially offset by non-cash inventory items, plus lower natural gas prices.
Retail and Branded Marketing Segment. Operating income (loss) for our retail and branded marketing segment was $(0.5) million for the three months ended September 30, 2012, compared to $9.3 million for the three months ended September 30, 2011, a decrease of $(9.8) million. This decrease is due primarily to lower branded fuel margins in the markets we operate.
Interest Expense
Interest expense was $22.8 million for the three months ended September 30, 2012, compared to $22.6 million for the three months ended September 30, 2011, an increase of $0.2 million, or 0.9%.
Income Tax Expense
Income tax expense was $26.8 million for the three months ended September 30, 2012, compared to $17.0 million for the three months ended September 30, 2011. The increase resulted from our higher pre-tax income in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and an increase in the effective tax rate. Our effective tax rate was 37.0% for the third quarter of 2012, compared to an effective tax rate of 36.1% for the third quarter of 2011.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest represents the proportional share of net income related to non-voting common stock owned by non-controlling interests in two of our subsidiaries, Alon Assets, Inc. and Alon USA Operating, Inc. Net income attributable to non-controlling interest was $2.3 million for the three months ended September 30, 2012, compared to $1.5 million for the three months ended September 30, 2011, an increase of $0.8 million.
Net Income Available to Common Stockholders
Net income available to common stockholders was $43.2 million for the three months ended September 30, 2012, compared to $28.6 million for the three months ended September 30, 2011, an increase of $14.6 million. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales
Consolidated. Net sales for the nine months ended September 30, 2012 were $6,063.0 million, compared to $5,303.4 million for the nine months ended September 30, 2011, an increase of $759.6 million. This increase was primarily due to higher refinery throughput volumes, increased sales volumes and higher refined product prices.
Refining and Unbranded Marketing Segment. Net sales for our refining and unbranded marketing segment were $5,527.4 million for the nine months ended September 30, 2012, compared to $4,797.1 million for the nine months ended September 30, 2011, an increase of $730.3 million. The increase was due to increased refinery throughput and higher refined product prices.
Combined refinery throughput for the nine months ended September 30, 2012, averaged 155,769 bpd, consisting of 67,884 bpd at the Big Spring refinery, 21,472 bpd at the California refineries and 66,413 bpd at the Krotz Springs refinery, compared to 144,515 bpd for the nine months ended September 30, 2011, consisting of 60,889 bpd at the Big Spring refinery, 21,357 bpd at the California refineries and 62,269 bpd at the Krotz Springs refinery. The California refineries were not in operation for the first quarter of 2012 and 2011.

The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2012 increased $0.09, or 3.2%, to $2.89, compared to $2.80 for the nine months ended September 30, 2011. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the nine months ended September 30, 2012 increased $0.09, or 3.0%, to $3.06, compared to $2.97 for the nine months ended September 30, 2011. The average per gallon price for Gulf Coast high-sulfur diesel for the nine months ended September 30, 2012, increased $0.08, or 2.7%, to $2.99, compared to $2.91 for the nine months ended September 30, 2011.
The average per gallon price of West Coast LA CARBOB gasoline for the nine months ended September 30, 2012 increased $0.17, or 5.8%, to $3.09, compared to $2.92 for the nine months ended September 30, 2011. The average per gallon price of West Coast LA ultra-low sulfur diesel for the nine months ended September 30, 2012 increased $0.07, or 2.3%, to $3.12, compared to $3.05 for the nine months ended September 30, 2011.
Asphalt Segment. Net sales for our asphalt segment were $449.4 million for the nine months ended September 30, 2012, compared to $435.1 million for the nine months ended September 30, 2011, an increase of $14.3 million or 3.3%. This increase was due primarily to increases in asphalt sales prices, partially offset by lower asphalt sales volumes. The average blended asphalt sales price increased 15.5% from $539.52 per ton for the nine months ended September 30, 2011, to $623.24 per ton for the nine months ended September 30, 2012 and the average non-blended asphalt sales price increased 12.9% from $337.82 per ton for the nine months ended September 30, 2011, to $381.49 per ton for the nine months ended September 30, 2012. The asphalt sales volume decreased 12.1% from 854 thousand tons for the nine months ended September 30, 2011, to 751 thousand tons for the nine months ended September 30, 2012.
Retail and Branded Marketing Segment. Net sales for our retail and branded marketing segment were $1,159.4 million for the nine months ended September 30, 2012, compared to $1,083.5 million for the nine months ended September 30, 2011, an increase of $75.9 million or 7.0%. This increase was primarily attributable to a 7.6% increase in motor fuel volume, higher motor fuel sales prices and a 5.4% increase merchandise sales.
Cost of Sales
Consolidated. Cost of sales was $5,407.2 million for the nine months ended September 30, 2012, compared to $4,717.7 million for the nine months ended September 30, 2011, an increase of $689.5 million, or 14.6%. This increase was primarily due to higher refinery throughput and increased sales volumes.
Refining and Unbranded Marketing Segment. Cost of sales for our refining and unbranded marketing segment were $5,005.2 million for the nine months ended September 30, 2012, compared to $4,336.7 million for the nine months ended September 30, 2011, an increase of $668.5 million, or 15.4%. This increase was primarily due to increased refinery throughput, partially offset by slight increases in the price of crude oil. The average price of WTI increased 0.8% from $95.42 per barrel for the nine months ended September 30, 2011, to $96.17 per barrel for the nine months ended September 30, 2012. The average price of Buena Vista crude increased 3.3% from $106.62 per barrel for the nine months ended September 30, 2011, to $110.14 per barrel for the nine months ended September 30, 2012. The average price of LLS crude increased 1.2% from $110.50 per barrel for the nine months ended September 30, 2011, to $111.81 per barrel for the nine months ended September 30, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $414.3 million for the nine months ended September 30, 2012, compared to $421.5 million for the nine months ended September 30, 2011, a decrease of $7.2 million or 1.7%. This decrease was due primarily to lower asphalt sales volumes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
Retail and Branded Marketing Segment. Cost of sales for our retail and branded marketing segment were $1,060.9 million for the nine months ended September 30, 2012, compared to $971.9 million for the nine months ended September 30, 2011, an increase of $89.0 million or 9.2%. This increase was primarily attributable to increases in motor fuel prices, motor fuel volume and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $230.2 million for the nine months ended September 30, 2012, compared to $202.5 million for the nine months ended September 30, 2011, an increase of $27.7 million or 13.7%.
Refining and Unbranded Marketing Segment. Direct operating expenses for our refining and unbranded marketing segment for the nine months ended September 30, 2012 were $204.0 million, compared to $170.2 million for the nine months ended September 30, 2011, an increase of $33.8 million or 19.9%. This increase was due primarily to the fact that the Bakersfield facility was not operational until June 2011 as well as higher throughput for the nine months ended September 30, 2012.
Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2012, were $26.2 million, compared to $32.3 million for the nine months ended September 30, 2011, a decrease of $6.1 million or 18.9%.

This decrease was primarily due to lower natural gas costs and lower facilities maintenance costs for the nine months ended September 30, 2012.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the nine months ended September 30, 2012 were $119.0 million, compared to $107.6 million for the nine months ended September 30, 2011, an increase of $11.4 million or 10.6%.
Refining and Unbranded Marketing Segment. SG&A expenses for our refining and unbranded marketing segment for the nine months ended September 30, 2012 were $31.7 million, compared to $24.9 million for the nine months ended September 30, 2011, an increase of $6.8 million or 27.3%. The increase was primarily due to higher employee incentive compensation costs in the nine months ended September 30, 2012.
Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2012, were $3.2 million, compared to $3.8 million for the nine months ended September 30, 2011, a decrease of $0.6 million or 15.8%. This decrease was due primarily to lower employee related costs.
Retail and Branded Marketing Segment. SG&A expenses for our retail and branded marketing segment for the nine months ended September 30, 2012 were $83.5 million, compared to $78.3 million for the nine months ended September 30, 2011, an increase of $5.2 million or 6.6%. This increase was primarily attributable to higher advertising and marketing costs for the nine months ended September 30, 2012.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2012 was $93.0 million, compared to $80.0 million for the nine months ended September 30, 2011, an increase of $13.0 million or 16.3%. This increase was due primarily to capital expenditures related to the integration of the Bakersfield refining assets which began operations in June 2011 as well as depreciation on higher amounts of assets placed into service at September 30, 2012 as compared to September 30, 2011.
Operating Income
Consolidated. Operating income for the nine months ended September 30, 2012 was $173.2 million, compared to $195.8 million for the nine months ended September 30, 2011, a decrease of $22.6 million. This decrease was primarily due to realized and unrealized losses on commodity swaps of $68.3 million and $37.5 million, respectively, higher direct operating costs, lower motor fuel margins and higher depreciation and amortization, partially offset by improved refinery and asphalt margins.
Refining and Unbranded Marketing Segment. Operating income for our refining and unbranded marketing segment was $169.2 million for the nine months ended September 30, 2012, compared to $200.5 million for the nine months ended September 30, 2011, a decrease of $31.3 million. This decrease was primarily due to realized and unrealized losses on commodity swaps of $68.3 million and $37.5 million, respectively, higher direct operating costs and higher depreciation and amortization.
Refinery operating margin at the Big Spring refinery was $23.85 per barrel for the nine months ended September 30, 2012, compared to $20.67 per barrel for the nine months ended September 30, 2011. This increase in operating margin is primarily due to higher Gulf Coast 3/2/1 crack spreads and a widening of the sweet/sour spread. The average Gulf Coast 3/2/1 crack spread increased 12.3% to $27.54 per barrel for the nine months ended September 30, 2012, compared to $24.53 per barrel for the nine months ended September 30, 2011. The sweet/sour spread increased 65.6% to $4.09 per barrel for the nine months ended September 30, 2012, compared to $2.47 per barrel for the nine months ended September 30, 2011.
Refinery operating margin at the California refineries was $1.60 per barrel for the nine months ended September 30, 2012, compared to $(0.16) per barrel for the nine months ended September 30, 2011. This increase was primarily due to the West Coast 3/1/1/1 crack spreads. The average West Coast 3/1/1/1 crack spreads increased 15.8% to $12.84 per barrel for the nine months ended September 30, 2012, compared to $11.09 per barrel for the nine months ended September 30, 2011.
Refinery operating margin at the Krotz Springs refinery was $7.55 per barrel for the nine months ended September 30, 2012, compared to $5.61 per barrel for the nine months ended September 30, 2011. This increase is mainly due to higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2012 was $12.05 per barrel, compared to $9.87 per barrel for the nine months ended September 30, 2011.
Asphalt Segment. Operating income (loss) for our asphalt segment was $1.4 million for the nine months ended September 30, 2012, compared to $(27.4) million for the nine months ended September 30, 2011, an increase of $28.8 million. This increase was primarily due to the increase in asphalt sales margins resulting from asphalt sales prices increasing more than crude oil costs and lower direct operating costs due to the decrease in natural gas prices. Asphalt margins for the nine months ended September 30, 2012 increased to $46.76 per ton compared to $15.99 per ton for the nine months ended September 30, 2011.
Retail and Branded Marketing Segment. Operating income for our retail and branded marketing segment was $5.0 million for the nine months ended September 30, 2012, compared to $24.5 million for the nine months ended September 30, 2011, a decrease of $19.5 million. This decrease was primarily due to lower fuel and merchandise margins.
Interest Expense
Interest expense was $78.1 million for the nine months ended September 30, 2012, compared to $63.8 million for the nine months ended September 30, 2011, an increase of $14.3 million, or 22.4%. The increase is primarily due to a charge of $9.6 million for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loans and higher utilization of our credit facilities as a result of higher total refinery throughput.
Income Tax Expense
Income tax expense was $34.7 million for the nine months ended September 30, 2012, compared to $27.0 million for the nine months ended September 30, 2011. The increase resulted from our higher pre-tax income for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Our effective tax rate was 36.8% for the nine months ended September 30, 2012, compared to an effective tax rate of 31.8% for the nine months ended September 30, 2011.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest was $2.8 million for the nine months ended September 30, 2012, compared to $2.3 million for the nine months ended September 30, 2011, an increase of $0.5 million due to its proportional share of the higher income for the nine months ended September 30, 2012.
Net Income Available to Common Stockholders
Net income available to common stockholders was $56.9 million for the nine months ended September 30, 2012, compared to $55.4 million for the nine months ended September 30, 2011, an increase of $1.5 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake agreements, other credit lines and advances from affiliates.
In November 2012, we received commitments on new debt to refinance existing debt of $421.9 million due August 2013. We expect funding of the new debt of $450.0 million to occur in November 2012.
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
Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2012, and 2011:

	For the Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$215,498	$58,362
Investing activities	(83,436)	(104,130)
Financing activities	(243,436)	149,682
Net increase (decrease) in cash and cash equivalents	$(111,374)	$103,914
Cash Flows Provided by Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2012, was $215.5 million, compared to $58.4 million during the nine months ended September 30, 2011. The net change in cash provided by operating activities of $157.1 million was primarily attributable to an increase in cash collected on accounts receivables of $58.2 million and a decrease in inventories, excluding consigned inventories, of $61.4 million. This was in addition to an increase of approximately $55.5 million in net income, adjusted for non-cash adjustments.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $83.4 million during the nine months ended September 30, 2012, compared to $104.1 million during the nine months ended September 30, 2011. The reduction in net change in cash used in investing activities of $20.7 million was principally due to a decrease in total capital expenditures of $14.4 million for the nine months ended September 30, 2012, compared to nine months ended September 30, 2011 resulting from the integration of the Bakersfield refining assets during the nine months ended September 30, 2011. Additionally, we made earnout payments of $6.6 million to Valero related to the acquisition of the Krotz Springs refinery during the nine months ended September 30, 2011.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities was $(243.4) million during the nine months ended September 30, 2012, compared to $149.7 million during the nine months ended September 30, 2011. The net change in cash used in financing activities of $393.1 million was primarily attributable to payments on debt of $233.0 million for the nine months ended September 30, 2012 compared to increased net borrowings on long-term debt of $146.5 million and proceeds from issuance of common stock of $11.9 million for the nine months ended September 30, 2011.
Indebtedness
Alon USA Energy, Inc. Term Loan Credit Facility. Alon USA Energy, Inc. Term Loan Credit Facility. We have a $450.0 million term loan (the “Alon Energy Term Loan”) that will mature on August 2, 2013. Principal payments of $4.5 million per annum are paid in quarterly installments, subject to reduction from mandatory repayments associated with certain events.
Borrowings under the Alon Energy Term Loan bear interest at a rate based on a margin from between 1.75% to 2.50% per annum over the Eurodollar rate based upon the ratings of the loans by Standard & Poor's Rating Service and Moody's Investors Service, Inc. Currently, the margin is 2.25% over the Eurodollar rate.
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
At September 30, 2012 and December 31, 2011, the Alon Energy Term Loan had an outstanding balance of $421.9 million and $425.3 million, respectively.
We launched syndication of $450.0 million of new term debt and expect funding to occur in November 2012; proceeds will be used to retire existing debt of $421.9 million due August 2013.

Alon USA, LP Credit Facility. We have a $240.0 million revolving credit facility (the “Alon USA LP Credit Facility”) that will mature in March 2016. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility or the amount of the borrowing base under the facility.
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
Borrowings of $84.0 million and $200.0 million were outstanding under the Alon USA LP Credit Facility at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $84.0 million and $35.5 million, respectively.
Paramount Petroleum Revolving Credit Facility. In February 2012, we repaid in full all of our obligations under the Paramount Credit Facility.
Alon Brands Term Loans. In March 2011, Alon Brands issued $30 million five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, 3,092,783 warrants were issued to purchase shares of our common stock. In March 2012, we issued $30 million of 8.5% Series B Convertible Preferred Stock to the holders of the Alon Brands Term Loans and repaid in full our obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to us. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9.6 million of unamortized original issuance discount was charged to interest expense for the nine months ended September 30, 2012.
Financial Covenants. We have certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At September 30, 2012, we were in compliance with these maintenance financial covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2012 is $102.3 million, of which $42.6 million is related to sustaining and regulatory compliance projects and $16.1 million is related to turnaround and chemical catalyst. Approximately $83.7 million has been spent during the nine months ended September 30, 2012.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2012, we held approximately 2.5 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $68.7 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.5 million.
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

The following table provides information about our derivative commodity instruments as of September 30, 2012:

Description	Contract	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	1,167,277	100.69	—	$117,539	$115,752	$(1,787)
Forwards-long (Gasoline)	184,977	123.04	—	22,759	25,445	2,686
Forwards-long (Distillate)	68,770	136.11	—	9,360	9,365	5
Forwards-short (Distillate)	(9,554)	—	130.50	(1,247)	(1,247)	—
Forwards-long (Jet)	36,258	136.23	—	4,939	4,905	(34)
Forwards-short (Jet)	(5,106)	—	133.71	(683)	(678)	5
Forwards-long (Slurry)	52,137	94.90	—	4,948	4,864	(84)
Forwards-short (Slurry)	(1,159)	—	99.88	(116)	(114)	2
Forwards-long (Catfeed)	371,712	123.25	—	45,813	49,599	3,786
Forwards-long (Slop)	12,646	88.87	—	1,124	1,094	(30)
Forwards-short (Slop)	(18,934)	—	84.56	(1,601)	(1,556)	45
Forwards-short (Propane)	(26,241)	—	41.34	(1,085)	(1,080)	5
Forwards-long (Asphalt)	117,046	77.10	—	9,024	9,498	474
Futures-long (Crude)	1,172,000	92.42	—	108,314	110,915	2,601
Futures-short (Crude)	(1,172,000)	—	98.60	(115,556)	(110,915)	4,641
Futures-long (Gasoline)	251,000	119.59	—	30,017	30,784	767
Futures-short (Gasoline)	(251,000)	—	120.04	(30,130)	(30,784)	(654)
Futures-long (Distillate)	230,000	129.11	—	29,695	30,518	823
Futures-short (Distillate)	(230,000)	—	131.86	(30,329)	(30,518)	(189)

Description	Contract	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps	(7,200,000)	22.99	29.02	$(165,554)	$(208,955)	$(43,401)
Interest Rate Risk
As of September 30, 2012, $487.2 million of our outstanding debt was at floating interest rates out of which approximately $84.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%. As of September 30, 2012, we had an interest rate swap agreement with a notional amount of $100.0 million with a remaining period of 3 months and a fixed interest rate of 4.25%. An increase of 1% in the Eurodollar rate on indebtedness, net of the interest rate swap agreement outstanding in 2012 and the instrument subject to the minimum interest rate, would result in an increase in our interest expense of approximately $4.6 million per year.

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
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	November 5, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	November 5, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	November 5, 2012	By:	/s/ Shai Even
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
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.