Form 10-K
period 2012-12-31
Alon USA Energy, Inc.
filed 2013-03-14
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________
Commission file number: 001-32567
ALON USA ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	74-2966572 (I.R.S. Employer Identification No.)

12700 Park Central Dr., Suite 1600, Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
Registrant’s telephone number, including area code: (972) 367-3600
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter was $129,500,553.
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2013, was 62,464,123.
Documents incorporated by reference: Proxy statement of the registrant relating to the registrant’s 2013 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
Company Overview
In this Annual Report, the words “we,” “our” and “us” refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary, and not to any other person. Generally, the words "we", "our" and "us" include Alon USA Partners, LP and its subsidiaries (the "Partnership") as consolidated subsidiaries of Alon USA Energy, Inc. unless when used in disclosures of transactions or obligations between the Partnership and Alon USA Energy, Inc., or its other subsidiaries.
We are a Delaware corporation formed in 2000 to acquire a crude oil refinery in Big Spring, Texas, and related pipeline, terminal and marketing assets from Atofina Petrochemicals, Inc., or FINA. In 2006, we acquired refineries in Paramount and Long Beach, California and Willbridge, Oregon, together with the related pipeline, terminal and marketing assets, through the acquisitions of Paramount Petroleum Corporation and Edgington Oil Company. In 2008, we acquired a refinery in Krotz Springs, Louisiana through the acquisition of Valero Refining Company-Louisiana. In June 2010, we acquired a refinery in Bakersfield, California, through the purchase of substantially all of the assets of Big West of California, LLC. As of December 31, 2012, we operated 298 convenience stores in Central and West Texas and New Mexico, primarily under the 7-Eleven and Alon brand names. Our principal executive offices are located at 12700 Park Central Dr., Suite 1600, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
Our stock trades on the New York Stock Exchange under the trading symbol “ALJ.” We are a controlled company under the rules and regulations of the New York Stock Exchange because Alon Israel Oil Company, Ltd. (“Alon Israel”) holds more than 50% of the voting power for the election of our directors. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Alon Holdings Blue Square-Israel Ltd. (“Blue Square”), a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange, and Blue Square is a controlling shareholder of Dor-Alon Energy in Israel (1988) Ltd. (“Dor-Alon”), a leading Israeli marketer, developer and operator of gas stations and shopping centers, which is listed on the Tel Aviv Stock Exchange.
We file annual, quarterly and current reports and proxy statements, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. In addition, we make our SEC filings available free of charge through our website at www.alonusa.com as soon as reasonably practicable after we file or furnish such material with the SEC. In addition, we will provide copies of our filings free of charge to our stockholders upon request to Alon USA Energy, Inc., Attention: Investor Relations, 12700 Park Central Dr., Suite 1600, Dallas, Texas 75251. We have also made the following documents available free of charge through our website at www.alonusa.com:

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
Our presentation of segment data reflects our following three operating segments: (i) refining and marketing, (ii) asphalt and (iii) retail. In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the

Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the branded marketing operations for the full year of 2012 is included in the refining and marketing segment. Information for the years ended December 31, 2011 and 2010 has been recast to provide a comparison to the current year results.
Additional information regarding our operating segments and properties is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Refining and Marketing
Our refining and marketing segment includes sour and heavy crude oil refineries that are located in Big Spring, Texas; Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries.” These refineries have a combined throughput capacity of approximately 240,000 bpd. At our refineries, we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States.
Alon USA Partners, LP (NYSE: ALDW)
On November 26, 2012, the Partnership completed its initial public offering of 11,500,000 common units representing limited partner interests at a public offering price of $16.00 per common unit. As of December 31, 2012, the common units held by the public represent 18.4% of the Partnership's common units outstanding. Alon owns the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), Alon's wholly owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership.
The Partnership was formed to own, operate and grow our strategically located Big Spring refinery and its petroleum products marketing business. The Partnership is consolidated within our refining and marketing segment.
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
Big Spring Refinery Raw Material Supply
Sour crude oil has typically accounted for approximately 80% of our crude oil input at the Big Spring refinery which was primarily West Texas Sour (“WTS”) crude oil. Our Big Spring refinery is the closest refinery to Midland, Texas, which is the largest origination terminal for West Texas crude oil. We believe this location provides us with the lowest transportation cost differential for West Texas crude oil of any refinery.
J. Aron and Company ("J. Aron"), through arrangements with various oil companies, currently supplies the majority of the Big Spring refinery's crude oil input materials.

Crude Oil Pipelines
We receive WTS crude oil and West Texas Intermediate (“WTI”), a light, sweet crude oil, primarily from regional common carrier pipelines. We also have the ability to access offshore domestic and foreign crude oils available on the Gulf Coast through the Amdel and White Oil pipelines. This combination of access to Permian Basin crude oil and foreign and offshore domestic crude oil from the Gulf Coast allows us to optimize our Big Spring refinery’s crude oil supply.
Permian Basin crude oil is delivered to our Big Spring refinery through the Mesa Interconnect pipeline which is connected to the Mesa pipeline system, a common carrier, and through our owned connection pipeline which is leased to Centurion Pipeline L.P. (“Centurion”) and connected to the Centurion pipeline system from Midland, Texas to Roberts Junction in Texas.
Big Spring Refinery Production
Gasoline. In 2012, gasoline accounted for approximately 50.3% of our Big Spring refinery’s production. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 91 octane premium unleaded, and use a computerized component blending system to optimize gasoline blending. Gasoline currently produced at the Big Spring refinery complies with the U.S. Environmental Protection Agency’s (“EPA”) ultra-low sulfur gasoline standard of 30 parts per million (“ppm”).
Distillates. In 2012, diesel and jet fuel accounted for approximately 32.5% of our Big Spring refinery’s production. All of the on-road specification diesel fuel we produce meets the EPA’s ultra-low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications.
Asphalt. Asphalt accounted for approximately 5.9% of our Big Spring refinery’s production in 2012. Our asphalt facilities are capable of producing up to 30 different product formulations, including both polymer modified asphalt (“PMA”) and ground tire rubber (“GTR”) asphalt. Asphalt produced at the Big Spring refinery is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
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
Big Spring Refinery Transportation Fuel Marketing
Our refining and marketing segment sells refined products from our Big Spring refinery in both the wholesale rack and bulk markets. Our marketing of transportation fuels produced at our Big Spring refinery is focused on portions of Texas, Oklahoma, New Mexico and Arizona through our physically integrated system. We refer to these areas as our ‘physically integrated system’ because our distributors in this region are supplied with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
Branded Marketing. We market motor fuels under the Alon brand name to distributors servicing approximately 640 locations, including our convenience stores. We supply our branded customers with motor fuels, brand support and payment processing services, in addition to the license of the Alon brand name and associated trade dress. In markets where we do not supply fuel products, we offer the same brand support and payment services through a licensing arrangement that is not tied to a fuel supply agreement.
Approximately 64.6% of our branded fuel sales are in West Texas and Central Texas that we own or have access rights through various terminals. For the year ended December 31, 2012, we sold 393.6 million gallons of branded motor fuel for distribution to our retail convenience stores and other retail distribution outlets. In 2012, approximately 95% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery.
We have operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Our license to use the FINA brand expired in August 2012 in accordance with its terms. We developed the Alon brand and logo in anticipation of this license expiration and converted all of our locations and substantially all locations served by our branded marketing business to the new Alon brand. Under the Alon brand we are no longer subject to the geographic limitations contained in the FINA license agreement.
Distribution Network and Distributor Arrangements. We sell motor fuel to our retail locations and to approximately 21 third-party distributors, who then supply and sell to retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms. All supplied distributors comply with our ratability program, which involves incentives and penalties based on the consistency of their purchases.

Brand Licensing. We offer Alon brand licensing to distributors supplying geographic areas other than our integrated supply system. In addition to a license to use the brands, we also provide payment card processing services, advertising programs and loyalty and other marketing programs to 36 distributors supplying approximately 115 additional stores. As part of the brand conversion process, all legacy FINA licenses have been converted to Alon licenses. This licensing program allows us to expand the geographic footprint of our brand, thereby increasing its recognition. Each licensee pays royalties on a per gallon basis and is required to comply with the minimum standards program and utilize our payment card processing services.
Unbranded Marketing. We presently sell a majority of the diesel fuel and approximately 23.1% of the gasoline produced at our Big Spring refinery on an unbranded basis, largely sold through our physically integrated system. We market substantially all the jet fuel produced at our Big Spring refinery as JP-8 grade to the Defense Energy Supply Center. Jet fuel production in excess of existing contracts is sold through unbranded rack sales. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels with various oil companies and traders.
Big Spring Product Pipelines
The product pipelines we utilize to deliver refined products from our Big Spring refinery are linked to major third-party product pipelines in the geographic area around our Big Spring refinery. These pipelines provide us flexibility to optimize product flows into multiple regional markets. This product pipeline network can also (1) receive additional transportation fuel products from the Gulf Coast through the Delek product terminal and Magellan pipelines, (2) deliver and receive products to and from the Magellan system, our connection to the Group III, or mid-continent markets, and (3) deliver products to the New Mexico and Arizona markets through third-party systems.
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
In June 2010 we acquired a refinery located in Bakersfield, California from Big West of California, LLC, a subsidiary of Flying J, Inc. The Bakersfield refinery is located on approximately 600 acres in Bakersfield, California, with a nameplate capacity of approximately 70,000 barrels. The Bakersfield refinery is characterized as a ”coking refinery”, which generally refers to a refinery utilizing vacuum distillation, hydrocracking and delayed coking processes in addition to basic distillation, naphtha reforming and hydrotreating processes, to produce higher light product yields through the conversion of heavier fuel oils into gasoline, light distillates and intermediate products.  At this time, we are not operating the refinery as a traditional coking refinery.  Instead, we are processing untreated vacuum gas oil produced by our other California refineries through the hydrocracker and other hydrotreating units located at the Bakersfield refinery.  This allows us to convert this untreated vacuum gas oil, which was previously sold to the market at prices typically below the cost of crude, to lighter products such as CARBOB gasoline, CARB diesel, and other petroleum products. In December 2012, the California refineries suspended operations, which included the Bakersfield hydrocracker.

We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries." Our California refineries are included in our refining and marketing segment, while our refinery in Willbridge is included in our asphalt segment.
Our California refineries have the capability to process substantial volumes of heavy crude oils. In 2012, at the California refineries, medium sour crude oil accounted for approximately 53.0% of crude oil input and heavy crude oil accounted for 47.0%. The Paramount and Long Beach refineries are connected by pipelines we own.
Our California refineries currently produce CARBOB gasoline, CARB diesel, jet fuel, asphalt and other petroleum products. During 2012 these refineries converted approximately 57.2% of crude oil into higher value products such as gasoline, diesel and jet fuel, and 28.2% converted to asphalt, fuel oil and sulfur. The remaining 14.6% of production was sold as unfinished feedstocks to other refineries and third parties.
Our California refineries operated at low rates for 2012, 2011 and 2010 due to continued efforts to optimize asphalt production with demand. During 2012, we averaged approximately 23.6% utilization of our California refineries’ crude oil throughput capacity. We continuously evaluate and optimize throughput at our California refineries based on the margin environment.
California Refineries Raw Material Supply
During 2012, heavy crude oil accounted for approximately 47.0% of our crude oil input of which approximately 13.2% was California heavy crude oil. As a result of the proximity of the California refineries to the Port of Los Angeles and the Port of Long Beach, we have access to a variety of domestic and foreign crude oils that are available on the West Coast. Our California refineries receive crude oil primarily from common carrier, private carrier and our owned pipelines. In February 2012, we entered into an agreement with J. Aron to supply a majority of the California refineries' crude oil input requirements. Other feedstocks, including butane and gasoline blendstocks, are delivered by truck and pipeline.
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
California Refineries Production
Gasoline. In 2012, CARBOB and other unfinished gasolines accounted for approximately 20.8% of our California refineries’ production. The California refineries utilize a computerized component blending system to optimize gasoline blending.
Distillates. In 2012, CARB diesel, Ultra-low sulfur EPA diesel, Jet A and military fuels accounted for approximately 36.4% of our California refineries’ production. All of the diesel fuel we produce is ultra-low sulfur CARB/EPA diesel. We produce both commercial Jet A and JP-8 grade military jet fuel.
Asphalt. In 2012, asphalt accounted for approximately 25.6% of our California refineries’ production. Asphalt produced at the California refineries is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
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
California Refineries Transportation Fuel Marketing
Our refining and marketing segment sells refined products from our California refineries in both the wholesale rack and bulk markets. Our marketing of gasoline and diesel fuels is focused on the Southern California market. We market a portion of the CARBOB gasoline and CARB diesel produced at our California refineries through the refinery rack on an unbranded and delivered basis to wholesale distributors. The remainder of our CARB diesel and our CARBOB gasoline production is sold through the spot market and term contracts to other refiners and to third parties and for delivery by pipeline.

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
Krotz Springs Refinery Raw Material Supply
In 2012, the Krotz Springs refinery received crude oil from West Texas through the Amdel pipeline, which terminates at the Nederland terminal. The crude oil is then transported from the Nederland terminal to the Krotz Springs refinery via the Intracoastal Canal and the Atchafalaya River. The Krotz Springs refinery also has access to various types of domestic and foreign crude oils via an ExxonMobil pipeline (“EMPCo”), barge delivery, or truck rack delivery. Approximately 52% of the crude oil is received by pipeline with the remainder received by barge or truck.
We receive Light Louisiana Sweet ("LLS") and foreign crude oils from the EMPCo “Northline System.” The Northline System delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminalling complex.
In 2012, sweet crude oil accounted for all of the crude oil inputs at the Krotz Springs refinery, of which approximately 70.0% was Gulf Coast sweet crude oils and 30.0% was WTI priced crude oil.

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
Krotz Springs Refinery Production
Gasoline. In 2012, gasoline accounted for approximately 42.4% of our Krotz Springs refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. Our Krotz Springs refinery is capable of producing regular unleaded gasoline grades required in the southern and eastern U.S. markets.
Distillates. In 2012, diesel, light cycle oil and jet fuel accounted for approximately 41.4% of our Krotz Springs refinery’s production. In connection with the acquisition of the Krotz Springs refinery in 2008, we entered into an offtake agreement with Valero Energy Corporation (“Valero”) that provides for Valero to purchase, at market prices, light cycle oil and high sulfur distillate blendstock for a period of five years.
Heavy Oils and Other. In 2012, slurry oil, LPG and petrochemical feedstocks accounted for approximately 16.2% of the Krotz Springs refinery’s production.
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
The amount of asphalt produced at our refineries, as a percentage of throughput, varies depending on the configuration of the specific refinery, the crude oils processed at each refinery, the techniques used in the refining process and the type and quality of the asphalt produced. In 2012, approximately 5.9% of our Big Spring refinery’s production and 25.6% of our California refineries' production was asphalt. As part of our efforts to maximize the return generated by the production of asphalt, we have an exclusive license to use FINA’s advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery, and a patented GTR asphalt manufacturing process from Wright with respect to asphalt produced and sold in California.
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
In 2012, our asphalt segment sold asphalt produced at our refineries in Texas and California primarily as paving asphalt to road and materials manufacturers and highway construction/maintenance contractors, as GTR, polymer modified or emulsion asphalt to highway maintenance contractors, or as roofing asphalt to either roofing shingle manufacturers or to other industrial users. Sales of asphalt, particularly paving asphalts, are seasonal with products predominately sold between May and October 2012.
We also own a 50% interest in Wright, which holds the licensing rights to a patented GTR manufacturing process for paving asphalts. Wright licenses this proprietary technology from Neste/Wright Asphalt Company under a perpetual license that covers all of North America, except California. In California we maintain the exclusive license. Wright’s operations consist of sublicensing the patented technology to parties to manufacture the GTR asphalt for Wright to sell at various Alon-owned or third party-owned facilities in Texas, Arizona, Oregon and Oklahoma. Wright also purchases and resells various other paving asphalts in these markets. During 2012, Wright obtained approximately 83% of its asphalt requirements from our refineries and terminals. Wright sells GTR and its other asphalt products on either a negotiated contract or competitive bidding basis.
Retail
We are the largest 7-Eleven licensee in the United States and through our 7-Eleven licensing agreement have the exclusive right to operate 7-Eleven convenience stores in substantially all of our existing retail markets and many surrounding areas. As of December 31, 2012, we operated 298 owned and leased convenience store sites primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, tobacco products, non-alcoholic and alcoholic beverages and general merchandise to the public.
The following table shows our owned and leased convenience stores by location:

Location	Owned	Leased	Total
Big Spring, Texas	6	2	8
Wichita Falls, Texas	9	2	11
Waco, Texas	11	—	11
Midland, Texas	10	7	17
Lubbock, Texas	17	4	21
Albuquerque, New Mexico	12	11	23
Odessa, Texas	13	22	35
Abilene, Texas	33	8	41
El Paso, Texas	13	70	83
Other locations in Central and West Texas	29	19	48
Total stores	153	145	298
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
The principal competitive factors affecting our refining and marketing segment are costs of crude oil and other feedstocks, refinery efficiency, operating costs, refinery product mix and costs of product distribution and transportation.

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
The Longhorn pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline was reversed in 2012 and currently transports lower costs WTI to Gulf Coast refiners, which include some of the world’s largest and most complex refineries, which results in greater competition to our Krotz Springs refinery.
The principal competitive factors affecting our marketing business are price and quality of products, reliability and availability of supply and location of distribution points.
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
Gasoline and diesel produced at our Big Spring and California refineries currently meet the low sulfur gasoline and diesel fuel standards. Gasoline produced at our Krotz Springs refinery currently meets the low sulfur gasoline standard. Our Krotz Springs refinery does not manufacture low sulfur diesel fuel. The EPA is expected to publish a proposed rule to further reduce sulfur in gasoline and diesel fuel in 2013. Depending on the final standard, one or more of our refineries may be required to install controls to further reduce sulfur. The need for or costs of any such controls is not known at this time.
In 2007 the EPA adopted final rules to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, beginning in 2011, refiners were required to meet an annual average gasoline benzene content standard of 0.62%, which may be achieved through the purchase of benzene credits, and that beginning on July 1, 2012, refiners were required to meet a maximum average gasoline benzene concentration of 1.30%, by volume on all gasoline produced, both reformulated and conventional and without benzene credits. Gasoline produced at our California refineries already meets the standards established by the EPA. We have spent $14.2 million through 2012 in order for the Big Spring refinery to install controls to comply with the standards. We have spent $10.3 million through 2012 in order for the Krotz Springs refinery to install controls to meet the standards. On April 12, 2012, the EPA granted an extension of time through December 31, 2012 to comply with the annual average standard at our Krotz Springs refinery.

We are subject to the renewable fuel standard which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. For 2012, the EPA raised the renewable fuel percentage standard to approximately 9%. The EPA has not yet finalized the 2013 renewable fuel percentage standard, but has proposed to raise it to approximately 9.6%. Each of our refineries received an extension of the deadline to comply with the renewable fuel standard. Therefore, we have not been required to blend renewable fuels or purchase RINs for compliance until 2013.
Regulations
Conditions may develop that require additional capital expenditures at our refineries, product terminals and retail gasoline stations (operating and closed locations) for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
Compliance
In 2006, the Governor of California signed into law AB 32, the California Global Warming Solutions Act of 2006. Regulations implementing the goals stated in the law, i.e., the reduction of greenhouse gas (“GHG”) emission levels to 1990 levels through a market based "cap-and-trade" program, have been issued. Although ongoing legal challenges could disrupt implementation of the program, it is expected that AB 32 mandated reductions will require increased emission controls on both stationary and non-stationary sources and will result in requirements to significantly reduce GHGs from our California refineries and possibly our other California terminals.
While it is possible that the federal government will adopt some form of federal mandatory GHG emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time.
Beginning in January 2011, facilities already subject to the Prevention of Significant Deterioration and Title V operating permit programs that increase their emissions of GHGs by 75,000 tons per year were required to install control technology, known as “Best Available Control Technology,” to address the GHG emissions.
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA's National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. To date, at least 31 refining companies (representing over 90% of the U.S. refining capacity) have entered into “global settlements” under the initiative. If we enter into a global settlement, it would apply to our Big Spring refinery, our Paramount and Long Beach refineries and our Willbridge, Oregon asphalt terminal. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that the EPA will seek relief in the form of the payment of a civil penalty, the installation of air pollution controls, enhanced operations and maintenance programs, and the implementation of environmentally beneficial projects in consideration for a broad release from liability for violations that may have occurred historically. At this time, we cannot estimate the cost of any required controls or environmentally beneficial projects, but the control requirements and civil penalty are expected to be comparable to other settling refiners.
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
On July 15, 2010, the EPA disapproved Texas' “flexible permit program” and indicated that sources operating under a flexible permit issued by the Texas Commission on Environmental Quality (“TCEQ”) are not properly permitted and are subject to enforcement. To address the EPA's concerns, we have applied for a non-flexible permit. The Big Spring refinery is one of over 100 regulated facilities in Texas that will be required to obtain a new, non-flexible permit. We do not anticipate that the new non-flexible permit will require new pollution control equipment or a change in our operations. On August 13, 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA's final rule disapproving Texas' flexible permit program and remanded the program back to the EPA for further considerations. We are presently assessing our Big Spring refinery's air emissions permitting alternatives as a result of this ruling.
On August 14, 2012, the EPA sent letters to the petroleum refining industry regarding the EPA's recently issued enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations. The Enforcement Alert identified new standards that refiners are required to meet for combustion efficiency. The EPA has already commenced enforcement against several refining companies and we understand that other settlement negotiations are underway.
Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery. To date, we have substantially completed the remediation of the potentially contaminated areas and continue to monitor and treat groundwater at the site. The costs incurred to comply with the compliance plan were covered, with certain limitations, by an environmental indemnity provided by FINA that covered remediation costs incurred for ten years after the July 2000 closing date with an aggregate indemnification cap of $20.0 million. We are also remediating historical soil and groundwater contamination at the Abilene, Southlake, and Wichita Falls terminals that we acquired from FINA at the time of the refinery acquisition, which were also covered by the FINA indemnity.
We are currently engaged in four separate remediation projects in the Los Angeles area. Two projects focus on clean-up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with ConocoPhillips, the former owner of the Paramount refinery and Lakewood Tank Farm. Another project focuses on efforts at the Long Beach refinery, with the costs being shared with Apex Oil Co., the former owner of the Long Beach refinery. As part of our acquisition of Pipeline 145, we assumed an active remediation project designed to clean up a leak that occurred on this pipeline prior to our ownership and is currently being remediated. Approximately $3.0 million was spent in 2012 for all of these remediation projects of which our portion was $2.0 million. We estimate that an additional $1.9 million will be spent in 2013 with our portion being approximately $1.3 million.
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
On March 1, 2005, our Paramount subsidiary purchased Chevron’s Pacific Northwest Asphalt business. As part of the purchase and sale agreement, the parties agreed to share the remediation costs at the Richmond Beach, Washington and Willbridge, Oregon terminals. Approximately $0.4 million was spent in 2012 for these remediation costs, of which our portion was $0.1 million, and we estimate an additional $0.7 million will be spent during 2013.
In conjunction with our acquisition of the Bakersfield refinery on June 1, 2010, we entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the Bakersfield refinery on the acquisition date. We are required to make indemnification claims to the prior owner by March 15, 2015. Approximately $2.2 million was spent in 2012 for these remediation costs, of which our portion was $0.6 million. We estimate that an additional $3.3 million will be spent during 2013, of which our portion will be $0.1 million. Additionally, the local Water Board has issued a draft Clean-up and Abatement Order that is still under negotiation. Depending on the scope of the remedial action ultimately required under this order, we may be required to make additional capital expenditures which cannot be estimated at this time.
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
Employees
As of December 31, 2012, we had approximately 2,824 employees. Approximately 754 employees worked in our refining and marketing segment, of which 629 were employed at our refineries and approximately 125 were employed at our corporate offices in Dallas, Texas. Approximately 94 employees worked in our asphalt segment and approximately 1,976 employees worked in our retail segment.
Approximately 120 of the 190 employees at our Big Spring refinery are covered by a collective bargaining agreement that expires on April 1, 2015. None of the employees in our asphalt segment, retail segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.
Properties
Our principal properties are described above under the captions “Refining and Marketing,” “Asphalt” and “Retail” in Item 1. We believe that our facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2012, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Executive Officers of the Registrant
Our current executive officers and key employees (identified by an asterisk), their ages as of March 1, 2013, and their business experience during at least the past five years are set forth below.

Name	Age	Position
David Wiessman	58	Executive Chairman of the Board of Directors
Jeff D. Morris	61	Vice Chairman of the Board of Directors
Paul Eisman	57	Chief Executive Officer and President
Shai Even	44	Senior Vice President and Chief Financial Officer
Claire A. Hart	57	Senior Vice President
Alan Moret	58	Senior Vice President of Supply
Michael Oster	41	Senior Vice President of Mergers and Acquisitions
Jimmy C. Crosby*	53	Vice President of Refining — Big Spring
Gregg Byers*	58	Vice President of Refining — Krotz Springs
Rick Bird*	59	Vice President of Asphalt Operations — Paramount
Kyle McKeen*	49	President and Chief Executive Officer of Alon Brands
Josef Lipman*	67	President and Chief Executive Officer of SCS
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
Jeff D. Morris has served as Vice Chairman of the Board of Directors of Alon since May 2011 and a director since May 2005. Prior to this Mr. Morris served as our Chief Executive Officer from May 2005 to May 2011, our Chief Executive Officer of our operating subsidiaries from July 2000 to May 2011, our President from May 2005 until March 2010 and our President of our operating subsidiaries from July 2000 until March 2010. Prior to joining Alon, he held various positions at FINA, Inc., where he began his career in 1974. Mr. Morris served as Vice President of FINA’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and FINA’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units. Mr. Morris has also been a director of our subsidiary Alon Refining Krotz Springs, Inc. since 2008.
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
ITEM 1A. RISK FACTORS.
The occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report on Form 10‑K or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating an investment in any of our securities, you should consider carefully, among other things, the factors and the specific risks set forth below. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of the factors that could cause actual results to differ materially from those projected.

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
Prices of crude oil, other feedstocks and refined products, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in general economic conditions;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into and exported from the United States;

•	refinery utilization rates;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•	infrastructure limitations;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect refineries;

•	federal and state government regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
Although we continually analyze refinery operating margins at each of our refineries and seek to adjust throughput volumes and product slates to optimize our operating results based on market conditions, there are inherent limitations on our ability to offset the effects of adverse market conditions. For example, reductions in throughput volumes in a negative operating margin environment may reduce operating losses, but it would not eliminate them because we would still be incurring fixed costs and other variable costs.
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
Our ability to service our indebtedness will depend on our ability to generate cash in the future.
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
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, waterborne transportation accidents, third party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. The occurrence of such events at any of our refineries could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refinery at full capacity. A failure to operate our refinery at full capacity could adversely affect our profitability and cash flows. Alternatively, these more burdensome payment terms may require us to incur additional indebtedness under our revolving credit facility, which could increase our interest expense and adversely affect our cash flows.
Our arrangement with J. Aron exposes us to J. Aron related credit and performance risk.
We have supply and offtake agreements with J. Aron, who is our largest supplier of crude oil and largest customer of refined products. In the future, we could purchase up to 100% of our supply needs from J. Aron pursuant to this agreement. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of this agreement, which may be terminated by J. Aron as early as May 31, 2016. Relying on J. Aron’s ability to honor its fuel requirements purchase obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity. In addition, we may be required to use substantial capital to repurchase inventories from J. Aron upon termination of the agreements, which could have a material adverse effect on our financial condition.
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
In October 2006, we were contacted by Region 6 of the U.S. Environmental Protection Agency (“EPA”) and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative (the “Initiative”). This Initiative is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries, including compliance with New Source Review/Prevention of Significant Deterioration requirements, New Source Performance Standards, Leak Detection and Repair requirements, and National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations. Since March 2000, at least 31 refining companies (representing over 90% of the U.S. refining capacity) have entered into “global settlements” under the Initiative. In February 2007, we committed in writing to enter into discussions with the EPA regarding our Big Spring refinery and, since that time, have held negotiations with the agency with respect to entering into a global settlement under the Initiative. Based on our on-going negotiations as well as consideration of prior settlements that the EPA has reached with other petroleum refineries under the Initiative, we believe that the EPA will seek relief under any global settlement in the form of the payment of a civil penalty, the installation of air pollution controls, enhanced operations and maintenance programs, and the implementation of environmentally beneficial projects in consideration for a broad release from liability for violations that may have occurred historically at the Big Spring refinery. At this time, while we cannot estimate the cost of any such civil penalties, pollution controls or environmentally beneficial projects, these costs could be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Big Spring refinery is one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permit program.” According to the EPA, the Texas flexible permit program and its implementing rule was never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. We have agreed to convert the refinery’s non-flexible permit to a federally enforceable non-flexible permit and currently are in the process of such conversion. It is unclear whether we will have any obligation to install new air pollution controls or be assessed civil penalties. On August 13, 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further consideration. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of this ruling.
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on June 1, 2012, the EPA issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. EPA has finalized this rule and published it in the Federal Register on September 12, 2012. We are currently evaluating the effect that the NSPS rule may have on our refinery operations. As another example, the EPA proposed new “Tier 3” motor vehicle emission and fuel standards in 2012 which may result in further restrictions on the permissible levels of sulfur in gasoline. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced but we may incur increased operating costs and capital expenditures to comply, which could be material. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and a reduced demand for our refining services.
In December 2009 the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including one rule that requires a reduction in emissions of GHGs from motor vehicles and another rule that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The stationary source final rule addresses the permitting of GHG emissions from stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit programs, pursuant to which these permit programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources subject to permitting first and smaller sources subject to permitting later. Facilities required to obtain PSD permits for their GHG emissions will be required to reduce those emissions according to “best available control technology” standards for GHGs. The EPA’s rule relating to emissions of GHGs from large stationary sources of emissions has been subject to a number of legal challenges, with the federal D.C. Circuit Court of Appeals dismissing the challenges to EPA’s tailoring rule on June 26, 2012. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, for emissions occurring after January 1, 2010.
In addition, the federal Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or monitoring and reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our customers, which could reduce demand for our refining services. One or more of these developments could have an adverse effect on our business, financial condition and results of operations.
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

We may incur significant costs and liabilities with respect to environmental lawsuits and proceedings and any investigation and remediation of existing and future environmental conditions.
We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our refineries, terminals and convenience stores. We anticipate spending approximately $6.3 million in investigation and remediation expenses in connection with our Big Spring refinery and terminals over the next 15 years. We anticipate spending an additional $37.3 million in investigation and remediation expenses in connection with our California refineries and terminals over the next 15 years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Although we have sold three of our pipelines and three of our terminals to HEP and two of our pipelines pursuant to a transaction with an affiliate of Sunoco, Inc. (“Sunoco”), we have agreed, subject to certain limitations, to indemnify HEP and Sunoco for costs and liabilities that may be incurred by them as a result of environmental conditions existing at the time of the sale. See Items 1 and 2 “Business and Properties—Government Regulation and Legislation—Environmental Indemnity to HEP” and “Business and Properties—Government Regulation and Legislation—Environmental Indemnity to Sunoco.” If we are forced to incur costs or pay liabilities in connection with such proceedings and investigations, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
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
As of December 31, 2012, we employed approximately 190 people at our Big Spring refinery, approximately 120 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires on April 1, 2015. Our current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operation and financial condition.
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
A component of our growth strategy is to selectively acquire refining and marketing assets and retail assets in order to increase cash flow and earnings. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to:

•	diversion of management time and attention from our existing business;

•	challenges in managing the increased scope, geographic diversity and complexity of operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of an acquired business with those of our existing operations;

•	our ability to understand and capitalize on supply/demand balances in the markets of such acquired assets;

•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;

•	greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;

•	difficulties in achieving anticipated operational improvements;

•	incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets; and

•	issuance of additional equity, which could result in further dilution of the ownership interest of existing stockholders.
We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results.
We depend upon our subsidiaries for cash to meet our obligations and pay any dividends, and we do not own 100% of the stock of our operating subsidiaries.
We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions. Three of our current and former executive officers, Messrs. Morris, Hart and Concienne, are parties to stockholders’ agreements with Alon Assets, Alon Operating and us, pursuant to which we may elect or be required to purchase their shares in connection with put/call rights or rights of first refusal contained in those agreements. The purchase price for the shares is generally determined pursuant to certain formulas set forth in the stockholders’ agreements, but after July 31, 2010, the purchase price, under certain circumstances involving a termination of, or resignation from, employment would be the fair market value of the shares. For additional information, see Item 12 “Security Ownership of Certain Beneficial Holders and Management.” Alon owns 81.6% of the Partnership's common units and 100% of Alon USA

Partners GP, LLC, the general partner of the Partnership. To the extent the Partnership is unable to make distributions to its partners, we may be unable to pay any dividends.
The wholesale fuel distribution industry is characterized by intense competition and fragmentation and our failure to effectively compete could adversely affect our business and results of operations.
The market for distribution of wholesale motor fuel is highly competitive and fragmented. We have numerous competitors, some of which have significantly greater resources and name recognition than us. We rely on our ability to provide reliable supply and value-added services and to control our operating costs in order to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, customers could choose alternative distribution sources and our competitive position could be adversely affected. Furthermore, we compete against major oil companies with integrated marketing businesses. Through their greater resources and access to crude oil, these companies may be better able to compete on the basis of price or offer lower wholesale and retail pricing which could negatively affect our fuel margins. The occurrence of any of these events could have a material adverse effect on our business and results of operations.
Commodity derivative contracts may limit our potential gains, exacerbate potential losses, result in period-to-period earnings volatility and involve other risks.
We may enter into commodity derivatives contracts to mitigate our crack spread risk with respect to a portion of our expected gasoline and diesel production. We enter into these arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refinery, or those of our suppliers or customers;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and our ability to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
The adoption of regulations implementing recent financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.
The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The CFTC has adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions to us is uncertain at this time. The legislation may also require certain counterparties to our commodity derivative contracts to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The final rules will be phased in over time according to a specified schedule which is dependent on finalization of certain other rules to be promulgated by the CFTC and the SEC.
The Dodd-Frank Act and any new regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and any new regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to make distributions or plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd- Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If the Dodd-Frank Act and any new regulations result in lower commodity prices, our net sales could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations and therefore could have an adverse effect on our ability to make distributions.
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
The following table sets forth the quarterly high and low sales prices of our common stock for each quarterly period within the two most recently completed fiscal years:

Quarterly Period	High	Low

2012
Fourth Quarter	$18.37	$12.06
Third Quarter	14.60	8.29
Second Quarter	9.40	7.52
First Quarter	11.94	8.61
2011
Fourth Quarter	$12.09	$5.35
Third Quarter	13.20	6.11
Second Quarter	15.58	9.81
First Quarter	13.98	5.91
Holders
As of March 1, 2013, there were 34 common stockholders of record.
Dividends
Common Stock Dividends. Alon paid regular quarterly cash dividends of $0.04 per share on Alon's common stock in 2012 on each of the following dates: March 15, 2012; June 15, 2012; September 19, 2012; and December 17, 2012. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $524.
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
Preferred Stock Dividends. We issued 358,000 and 328,000 shares in aggregate of common stock for payment of preferred stock dividends for the years ended December 31, 2012 and 2011, respectively.
Recent Sales of Unregistered Securities
On October 11, 2012, Alon issued 116,347 shares of Alon Common Stock to Jeff D. Morris, the Vice Chairman of the board of directors and a former officer of Alon. Pursuant to the terms of a shareholders agreement between Mr. Morris, Alon and two subsidiaries of Alon (Alon Assets and Alon Operating), Mr. Morris exchanged 621.98 shares of non-voting common stock of Alon Assets and 233.57 shares of non-voting common stock of Alon Operating for 116,347 shares of common stock in Alon.
On October 11, 2012, Alon issued 48,475 shares of Alon Common Stock to Claire A. Hart, a Senior Vice President of Alon. Pursuant to the terms of a shareholders agreement between Mr. Hart, Alon and two subsidiaries of Alon (Alon Assets and Alon Operating), Mr. Hart exchanged 259.14 shares of non-voting common stock of Alon Assets and 97.31 shares of non-voting common stock of Alon Operating for 48,475 shares of common stock in Alon.
On October 11, 2012, Alon issued 115,793 shares of Alon Common Stock to Joe Concienne, a former officer of Alon. Pursuant to the terms of a shareholders agreement between Mr. Concienne, Alon and two subsidiaries of Alon (Alon Assets and Alon Operating), Mr. Concienne exchanged 673.07 shares of non-voting common stock of Alon Assets and 252.73 shares of non-voting common stock of Alon Operating for 115,793 shares of common stock in Alon and a cash payment of $300 (prior to tax withholding obligations).
The issuances of the shares of Common Stock to Messrs. Morris, Hart and Concienne were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
The following performance graph compares the cumulative total stockholder return on Alon common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group for the cumulative five-year period from December 31, 2007 to December 31, 2012, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The “Peer Group” includes HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation, Delek US Holdings, Inc., Western Refining, Inc. and CVR Energy, Inc.

COMPARISON OF CUMMULATIVE FIVE YEAR RETURN
$120
$100
$80
$60
$40
$20
$0
12/2007
12/2008
12/2009
12/2010
12/2011
12/2012
Alon
S&P 500
Peer Group

	12/2007	12/2008	12/2009	12/2010	12/2011	12/2012
Alon	$100.00	$34.10	$25.90	$23.22	$34.37	$72.43
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	30.63	27.30	39.99	41.75	79.70

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected historical consolidated financial and operating data for our company. The selected historical consolidated statement of operations and consolidated statement of cash flows data for the years ended December 31, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected historical consolidated statement of operations and consolidated statement of cash flows data for the years ended December 31, 2012, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following selected historical consolidated financial and operating data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$8,017,741	$7,186,257	$4,030,743	$3,915,732	$5,156,706
Operating costs and expenses	7,745,957	7,005,465	4,192,469	3,994,977	5,258,153
Gain on involuntary conversion of assets (1)	—	—	—	—	279,680
Gain (loss) on disposition of assets (2)	(2,309)	729	945	(1,591)	45,244
Operating income (loss)	269,475	181,521	(160,781)	(80,836)	223,477
Net income (loss) available to stockholders	79,134	42,507	(122,932)	(115,156)	82,883
Earnings (loss) per share, basic	$1.29	$0.77	$(2.27)	$(2.46)	$1.77
Weighted average shares outstanding, basic	57,501	55,431	54,186	46,829	46,788
Earnings (loss) per share, diluted	$1.24	$0.69	$(2.27)	$(2.46)	$1.72
Weighted average shares outstanding, diluted	63,917	61,401	54,186	46,829	49,583
Cash dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$387,810	$69,560	$21,330	$283,145	$(812)
Investing activities	(104,980)	(126,542)	(40,925)	(138,691)	(610,322)
Financing activities	(323,600)	142,361	50,845	(122,471)	560,973
BALANCE SHEET DATA:
Cash and cash equivalents	$116,296	$157,066	$71,687	$40,437	$18,454
Working capital	87,242	99,452	990	84,257	250,384
Total assets	2,223,574	2,330,382	2,088,521	2,132,789	2,413,433
Total debt	587,017	1,050,196	916,305	937,024	1,103,569
Total equity	621,186	395,784	341,767	431,918	536,867

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil;

•	changes in the spread between WTI crude oil and Light Louisiana Sweet oil, as well as the spread between California crudes such as Buena Vista and WTI;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•
termination of our Supply and Offtake Agreements with J. Aron & Company (“J. Aron”), which include all our refineries and under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of these Supply and Offtake Agreements;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions, waterborne barge shipment disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the other factors discussed in this Annual Report on Form 10-K under the caption “Risk Factors.”
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
Refining and Marketing Segment. Our refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries.” The refineries in our refining and marketing segment have a combined throughput capacity of approximately 240,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States. At Bakersfield, we convert intermediate products into finished products and do not refine crude oil.
Alon owns the Big Spring refinery and wholesale marketing operations through Alon USA Partners, LP. Alon markets transportation fuels produced at its Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. Alon refers to its operations in these regions as its “physically integrated system” because it supplies its Alon branded and unbranded distributors in these regions with motor fuels produced at its Big Spring refinery and distributed through a network of pipelines and terminals which it either owns or has access to through leases or long-term throughput agreements.
We supply gasoline and diesel to approximately 640 Alon branded retail sites, including our retail segment convenience stores. Approximately 54% of the gasoline and 23% of the diesel motor fuel produced at the Big Spring refinery was transferred to our retail segment convenience stores at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to approximately 115 licensed locations that are not under fuel supply agreements.
We have operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Our license to use the FINA brand expired in August 2012 in accordance with its terms. We developed our own brand and logo in anticipation of the expiration of this license and have converted all of our locations and substantially all locations served by our branded marketing business to the new Alon brand. Under the Alon brand, we are no longer subject to the geographic limitations contained in the FINA license agreement.
We market refined products produced by our California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. At Bakersfield, we operate the hydrocracker unit and process vacuum gas oil produced by our other California locations.
We market refined products produced by our Krotz Springs refinery to other refiners and third parties. The refinery’s location provides access to upriver markets on the Mississippi and Ohio Rivers. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the Southern and Eastern United States. The Krotz Springs refinery processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
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
Retail Segment. Our retail segment operates 298 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.

Summary of 2012 Developments

•
On November 26, 2012, Alon USA Partners, LP (the "Partnership") completed its initial public offering (NYSE: ALDW) of 11,500,000 common units representing 18.4% of the Partnership's limited partner interests. The initial public offering generated proceeds of $167.8 million net of offering costs.

•
In conjunction with the Partnership's initial public offering, we entered into a $450.0 million Alon USA Term Loan. We assigned $250.0 million of the Alon USA Term loan to the Partnership as part of the initial public offering transactions. We primarily used proceeds from the initial public offering to fully repay the remaining outstanding balance of the Alon USA Term Loan.

•	In February 2012, we paid in full our obligations under the Paramount Petroleum Corporation Credit Facility.

•	In 2012, we began receiving WTI priced crude oils at the Krotz Springs refinery averaging throughput of 20,111 bpd for the full year of 2012.

•
In the first quarter of 2012, we entered into a Supply and Offtake Agreement (the “California Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the California Supply and Offtake Agreement (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the California refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced by the California refineries.

Additionally, the Supply and Offtake Agreements for the Big Spring, Krotz Springs and California refineries were amended to extend the initial term until May 2019.
2012 Operational and Financial Highlights
Operating income for 2012 was $269.5 million, compared to $181.5 million in 2011. Our operational and financial highlights for 2012 include the following:

•
Combined refinery throughput for 2012 averaged 154,700 bpd, consisting of 68,946 bpd at the Big Spring refinery, 17,877 bpd at the California refineries and 67,877 bpd at the Krotz Springs refinery, compared to 146,149 bpd for 2011, consisting of 63,614 bpd at the Big Spring refinery, 22,815 bpd at the California refineries and 59,720 bpd at the Krotz Springs refinery.

•
Operating margin at the Big Spring refinery was $23.50 per barrel in 2012, compared to $20.89 per barrel in 2011. This increase is due to higher Gulf Coast 3/2/1 crack spreads and a widening sweet/sour spread.

•	Operating margin at the California refineries was $2.36 per barrel in 2012, compared to $(1.31) per barrel in 2011. This increase primarily reflects higher West Coast 3/1/1/1 crack spreads.

•
Operating margin at the Krotz Springs refinery was $8.30 per barrel in 2012, compared to $3.05 per barrel in 2011. This increase reflects the effects of the refinery taking advantage of lower crude oil costs with the addition of WTI priced crude oils and higher Gulf Coast 2/1/1 high sulfur diesel crack spreads.

•
The average WTI to WTS spread for 2012 was $5.46 per barrel compared to $2.06 per barrel for 2011. The average LLS to WTI spread for 2012 was $16.46 per barrel compared to $16.76 per barrel for 2011. The average WTI to Buena Vista spread for 2012 was $(14.48) per barrel compared to $(13.36) per barrel for 2011.

•
The average Gulf Coast 3/2/1 crack spread was $27.43 per barrel for 2012 compared to $23.37 per barrel for 2011. The average West Coast 3/1/1/1 crack spread for 2012 was $13.08 per barrel compared to $9.20 per barrel for 2011. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for 2012 was $11.29 per barrel compared to $7.00 per barrel for 2011.

•
Asphalt margins in 2012 were $42.64 per ton compared to $26.99 per ton in 2011. This increase is due primarily to higher asphalt sales prices in 2012 as compared to 2011. The average blended asphalt sales price increased 8.9% from $541.44 per ton in 2011 to $589.63 per ton in 2012 and the average non-blended asphalt sales price increased $45.67 per ton from $326.69 per ton in 2011 to $372.36 per ton in 2012.

•	Retail fuel sales volume increased by 9.0% from 156.7 million gallons in 2011 to 170.8 million gallons in 2012.

•
Cost of goods sold for 2012 was also impacted by losses on commodity swaps of $130.1 million compared to gains on commodity swaps of $30.0 million in 2011. Additionally, other income (loss) in 2012 was impacted by losses of $7.3 million associated with heating oil call option crack spread contracts compared to $36.3 million in 2011.

Major Influences on Results of Operations
Refining and Marketing. Earnings and cash flow from our refining and marketing segment are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. These prices depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices, that affect our earnings.
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We calculate this margin for each refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of substantial hedge positions and certain inventory adjustments). Each refinery is compared to an industry benchmark that is intended to approximate that refinery's crude slate and product yield.
We compare our Big Spring refinery’s per barrel operating margin to the Gulf Coast 3/2/1 crack spread. A 3/2/1 crack spread is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market value of West Texas Intermediate Cushing, or WTI, a light, sweet crude oil, the market values of Gulf Coast conventional gasoline and ultra-low sulfur diesel.
We compare our California refineries’ per barrel operating margin to the West Coast 3/1/1/1 crack spread. A 3/1/1/1 crack spread is calculated assuming that three barrels of a benchmark crude oil are converted into one barrel of gasoline, one barrel of diesel and one barrel of fuel oil. We calculate the West Coast 3/1/1/1 crack spread using the market value of Buena Vista crude oil, the market values of West Coast LA CARBOB pipeline gasoline, LA ultra-low sulfur pipeline diesel and LA 380 pipeline CST (fuel oil).
We compare our Krotz Springs refinery’s per barrel margin to the Gulf Coast 2/1/1 crack spread. A 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market value of Light Louisiana Sweet, or LLS, crude oil, the market values of Gulf Coast conventional gasoline and Gulf Coast high sulfur diesel.
Our Big Spring refinery and California refineries are capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the value of WTI crude oil and the value of West Texas Sour, or WTS, a medium, sour crude oil. We refer to this differential as the sweet/sour spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring and California refineries. In addition, our California refineries are capable of processing significant volumes of heavy crude oils which historically have cost less than light crude oils. We measure the cost advantage of refining heavy crude oils by calculating the difference between the value of WTI crude oil and the value of Buena Vista crude oil. A widening of this spread can favorably influence the refinery operating margins for our California refineries.
The Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of the Krotz Springs refinery's crude oil input. This input is primarily comprised of LLS crude oil and WTI crude oil. We measure the cost of refining the LLS crude oil by calculating the difference between the average value of LLS crude oil and the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our Krotz Springs refinery.
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
Asphalt. Earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the transfer prices for asphalt produced at our refineries. Asphalt is transferred to our asphalt segment from our refining and marketing segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. At times when refining margins are unfavorable we opportunistically purchase asphalt from other producers for resale. A portion of our asphalt sales are made using fixed price contracts for delivery at future dates. Because these contracts are priced at the market prices for asphalt at the time of the contract, a change in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, revenues from our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
Retail. Earnings and cash flows from our retail segment are primarily affected by merchandise and motor fuel sales volumes and margins at our convenience stores. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Motor fuel margin is equal to motor fuel sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon (“cpg”) basis. Our motor fuel margins are driven by local supply, demand and competitor pricing. Our retail sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.
Factors Affecting Comparability
Our financial condition and operating results over the three-year period ended December 31, 2012 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
Initial Public Offering of Alon USA Partners, LP
On November 26, 2012, the Partnership completed its initial public offering of 11,500,000 common units representing limited partner interests. As of December 31, 2012, the 11,500,000 common units held by the public represent 18.4% of the Partnership's common units outstanding. Alon owns the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), Alon's wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. The Partnership is consolidated within the refining and marketing segment.
The non-controlling interest in the Partnership on the December 31, 2012 consolidated balance sheet represents the investment by partners other than Alon, including those partners’ share of net income, distributions and accumulated other comprehensive income (loss) of the Partnership since the close of its initial public offering on November 26, 2012. Non-controlling interest in net income of the Partnership on Alon's consolidated statements of operations represents those partners’ share of net income of the Partnership.
Costs Associated with Early Repayment of Debt
Interest expense for the year ended December 31, 2012, includes a charge for original issuance discount of $9.6 million associated with the repayment of the Alon Brands Term loan and $18.8 million associated with the repayment of the Alon USA Term Loan Credit Facility. In addition, we recorded a write-off of debt issuance costs of $8.8 million associated with the early repayment of credit facilities. Interest expense for the year ended December 31, 2010 includes a charge of $6.7 million for the write-off of debt issuance costs related to the prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility.
Certain Derivative Impacts
Included in unrealized (gains) losses on commodity swaps and cost of goods sold in the aggregate for the years ended December 31, 2012 and 2011 are recorded losses of $130.1 million and gains of $30.0 million on commodity swaps, respectively. We had no significant unrealized or realized gains or losses on commodity swaps for the year ended December 31, 2010.
Included in other income (loss), net in the consolidated statements of operations, we had losses on heating oil call option crack spread contracts of $7.3 million, $36.3 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Results of Operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. We refer to our financial statement line items in the explanation of our period-to-period changes in results of operations. Below are general definitions of what those line items include and represent.
Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and marketing segment and asphalt segment and sales of merchandise, food products, and motor fuels, through our retail segment.
For the refining and marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes and includes inter-segment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Asphalt sales consist of gross sales, net of any discounts and applicable taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including motor fuel taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for years ended December 31, 2012, 2011 and 2010. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$8,017,741	$7,186,257	$4,030,743
Operating costs and expenses:
Cost of sales	7,117,449	6,494,883	3,712,358
Unrealized (gains) losses on commodity swaps	31,936	(31,936)	—
Direct operating expenses	313,242	285,666	249,933
Selling, general and administrative expenses (2)	161,401	143,122	128,082
Depreciation and amortization (3)	121,929	113,730	102,096
Total operating costs and expenses	7,745,957	7,005,465	4,192,469
Gain (loss) on disposition of assets	(2,309)	729	945
Operating income (loss)	269,475	181,521	(160,781)
Interest expense (4)	(129,572)	(88,310)	(94,939)
Equity earnings of investees	7,162	5,128	5,439
Gain on bargain purchase (5)	—	—	17,480
Other income (loss), net (6)	(6,584)	(35,673)	9,716
Income (loss) before income tax expense (benefit)	140,481	62,666	(223,085)
Income tax expense (benefit)	49,884	18,918	(90,512)
Net income (loss)	90,597	43,748	(132,573)
Net income (loss) attributable to non-controlling interest	11,463	1,241	(9,641)
Net income (loss) available to stockholders	$79,134	$42,507	$(122,932)
Earnings (loss) per share, basic	$1.29	$0.77	$(2.27)
Weighted average shares outstanding, basic (in thousands)	57,501	55,431	54,186
Earnings (loss) per share, diluted	$1.24	$0.69	$(2.27)
Weighted average shares outstanding, diluted (in thousands)	63,917	61,401	54,186
Cash dividends per share	$0.16	$0.16	$0.16
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$387,810	$69,560	$21,330
Investing activities	(104,980)	(126,542)	(40,925)
Financing activities	(323,600)	142,361	50,845
OTHER DATA:
Adjusted EBITDA (7) (A)	$394,291	$263,977	$(44,475)
Capital expenditures (8)	93,901	112,625	46,707
Capital expenditures for turnaround and chemical catalyst	11,460	9,734	13,131

(A)
Adjusted EBITDA does not exclude unrealized gains (losses) on commodity swaps of $(31,936) and $31,936 for the years ended December 31, 2012 and 2011, respectively. Adjusted EBITDA also does not exclude losses on heating oil call option crack spread contracts of $7,297 and $36,280 for the years ended December 31, 2012 and 2011, respectively. Adjusted EBITDA excluding the impact of these items would be $433,524 and $268,321 for the years ended December 31, 2012 and 2011, respectively.

	As of December 31,
	2012	2011
BALANCE SHEET DATA:
Cash and cash equivalents	$116,296	$157,066
Working capital	87,242	99,452
Total assets	2,223,574	2,330,382
Total debt	587,017	1,050,196
Total equity	621,186	395,784

(1)	Includes excise taxes on sales by the retail segment of $66,563, $60,686 and $54,930 for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $960, $752 and $752 for the years ended December 31, 2012, 2011 and 2010, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $2,127, $1,925 and $1,380 for the years ended December 31, 2012, 2011 and 2010, respectively, which are not allocated to our three operating segments.

(4)
Interest expense for the year ended December 31, 2012 includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan and charges of $18,750 and $8,826 for the write-off of unamortized original issuance discount and the write-off of debt issuance costs associated with the repayment of the Alon USA Energy, Inc. term loans, respectively. Interest expense for the year ended December 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility.

(5)
In connection with the Bakersfield refinery acquisition in 2010, the acquisition date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a $17,480 bargain purchase gain.

(6)
Other income (loss), net for the years ended December 31, 2012 and 2011, is substantially the loss on heating oil call option crack spread contracts. Other income (loss), net for the year ended December 31, 2010, includes a gain from the sale of our investment in Holly Energy Partners of $7,277 and a loss on heating oil crack spread contracts of $4,119.

(7)
See “- Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income (loss) available to stockholders to Adjusted EBITDA for the periods presented.

(8)	Includes corporate capital expenditures of $2,228, $1,540 and $2,335 for the years ended December 31, 2012, 2011 and 2010, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT (A)
	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$7,241,935	$6,558,625	$3,469,921
Operating costs and expenses:
Cost of sales	6,519,547	6,028,709	3,311,771
Unrealized (gains) losses on commodity swaps	31,936	(31,936)	—
Direct operating expenses	278,725	243,018	205,838
Selling, general and administrative expenses	51,215	39,190	28,888
Depreciation and amortization	103,638	90,701	82,047
Total operating costs and expenses	6,985,061	6,369,682	3,628,544
Gain (loss) on disposition of assets	(2,502)	12	656
Operating income (loss)	$254,372	$188,955	$(157,967)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$23.50	$20.89	$7.64
Refinery operating margin – CA Refineries (2)	2.36	(1.31)	1.08
Refinery operating margin – Krotz Springs (2)	8.30	3.05	2.24
Refinery direct operating expense – Big Spring (3)	4.00	4.23	5.05
Refinery direct operating expense – CA Refineries (3)	12.59	7.32	7.73
Refinery direct operating expense – Krotz Springs (3)	3.85	3.67	4.36
Capital expenditures	$68,112	$92,022	$39,319
Capital expenditures for turnaround and chemical catalyst	11,460	9,734	13,131
PRICING STATISTICS:
WTI crude oil (per barrel)	$94.14	$95.07	$79.41
WTS crude oil (per barrel)	88.68	93.01	77.26
Buena Vista crude oil (per barrel)	108.62	108.43	78.08
LLS crude oil (per barrel)	111.53	110.98	80.61
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$27.43	$23.37	$8.22
Crack spreads (3/1/1/1) (per barrel):
West Coast	$13.08	$9.20	$8.34
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$11.29	$7.00	$5.26
Crude oil differentials (per barrel):
WTI less WTS	$5.46	$2.06	$2.15
LLS less WTI	16.46	16.76	2.49
WTI less Buena Vista	(14.48)	(13.36)	1.33
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.82	$2.75	$2.05
Gulf Coast ultra-low sulfur diesel	3.05	2.97	2.16
Gulf Coast high sulfur diesel	2.99	2.91	2.10
West Coast LA CARBOB (unleaded gasoline)	3.03	2.89	2.21
West Coast LA ultra-low sulfur diesel	3.11	3.05	2.21
Natural gas (per MMBTU)	2.83	4.03	4.38

(A)
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the branded marketing operations for the full year of 2012 is included in the refining and marketing segment. Information for the years ended December 31, 2011 and 2010 has been recast to provide a comparison to the current year results.

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	Year Ended December 31,
	2012		2011		2010
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	52,190	75.7	51,202	80.4	39,349	80.2
WTI crude	14,396	20.9	10,023	15.8	7,288	14.9
Blendstocks	2,360	3.4	2,389	3.8	2,391	4.9
Total refinery throughput (4)	68,946	100.0	63,614	100.0	49,028	100.0
Refinery production:
Gasoline	34,637	50.3	31,105	49.1	24,625	50.7
Diesel/jet	22,329	32.5	20,544	32.3	15,869	32.7
Asphalt	4,084	5.9	4,539	7.1	2,827	5.8
Petrochemicals	4,054	5.9	3,837	6.0	2,939	6.0
Other	3,706	5.4	3,488	5.5	2,341	4.8
Total refinery production (5)	68,810	100.0	63,513	100.0	48,601	100.0
Refinery utilization (6)		97.3%		90.8%		68.2%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	Year Ended December 31,
	2012		2011		2010
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	9,071	50.7	5,677	24.9	3,502	19.9
Heavy crude	8,038	45.0	14,962	65.6	13,688	77.8
Blendstocks	768	4.3	2,176	9.5	406	2.3
Total refinery throughput (4)	17,877	100.0	22,815	100.0	17,596	100.0
Refinery production:
Gasoline	3,716	20.8	4,969	22.0	2,629	15.4
Diesel/jet	6,503	36.4	7,938	35.1	3,704	21.6
Asphalt	4,580	25.6	6,632	29.4	5,919	34.6
Heavy unfinished	2,603	14.6	2,292	10.2	4,483	26.2
Other	462	2.6	735	3.3	372	2.2
Total refinery production (5)	17,864	100.0	22,566	100.0	17,107	100.0
Refinery utilization (6)		23.6%		28.5%		25.9%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	Year Ended December 31,
	2012		2011		2010
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	20,111	29.6	—	—	—	—
Gulf Coast sweet crude	46,924	69.2	58,979	98.8	38,345	97.7
Blendstocks	842	1.2	741	1.2	899	2.3
Total refinery throughput (4)	67,877	100.0	59,720	100.0	39,244	100.0
Refinery production:
Gasoline	29,081	42.4	24,852	41.4	15,812	40.1
Diesel/jet	28,466	41.4	27,436	45.6	18,986	48.2
Heavy Oils	2,709	3.9	2,904	4.8	1,515	3.8
Other	8,464	12.3	4,914	8.2	3,107	7.9
Total refinery production (5)	68,720	100.0	60,106	100.0	39,420	100.0
Refinery utilization (6)		80.7%		77.9%		46.1%

(1)
Net sales include intersegment sales to our asphalt and retail segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

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

The refinery operating margin excludes realized losses on commodity swaps of $84,084 for the year ended December 31, 2012. The refinery operating margins for the year ended December 31, 2012 also excludes approximately $8,000 primarily from negative inventory effects.
The refinery operating margin for the year ended December 31, 2011 excludes approximately $10,000 primarily from negative inventory effects.
The refinery operating margin for the year ended December 31, 2010 excludes an unrealized loss associated with consignment inventory of $8,134, a benefit of $4,515 to cost of sales for inventory adjustments related to the Bakersfield refinery acquisition and approximately $14,000 primarily from negative inventory effects.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries by the applicable refinery’s total throughput volumes. Direct operating expenses of $3,356 and $3,373 for the years ended December 31, 2011 and 2010, respectively, related to the period prior to the start-up of the Bakersfield refinery have been excluded from the per barrel measurement calculation.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The throughput data of the California refineries for the years ended December 31, 2012 and 2011, reflects substantially eight months of throughput data as the California refineries were not in operation for the first quarter of 2012 and 2011 or December 2012 and 2011. The throughput data of the California refineries for the year ended December 31, 2010, reflects eleven months of throughput data as the California refineries were shutdown in December to redeploy resources for the integration of the Bakersfield refinery acquired in June 2010. The throughput data of the Krotz Springs refinery for the year ended December 31, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery and a two week shutdown in November for the tie-in of capital projects work. The throughput data of the Krotz Springs refinery for the year ended December 31, 2010, reflects substantially seven months of operations beginning in June 2010 due to the restart after major turnaround activity.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$603,896	$554,549	$399,334
Operating costs and expenses:
Cost of sales (1)	563,516	524,964	355,272
Direct operating expenses	34,517	42,648	44,095
Selling, general and administrative expenses	4,230	5,080	5,542
Depreciation and amortization	5,866	6,376	6,875
Total operating costs and expenses	608,129	579,068	411,784
Gain on disposition of assets	505	—	—
Operating loss	$(3,728)	$(24,519)	$(12,450)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (2)	842	915	780
Non-blended asphalt sales volume (tons in thousands) (3)	105	181	83
Blended asphalt sales price per ton (2)	$589.63	$541.44	$477.26
Non-blended asphalt sales price per ton (3)	372.36	326.69	326.16
Asphalt margin per ton (4)	42.64	26.99	51.06
Capital expenditures	9,420	3,225	1,557

(1)
Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

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

RETAIL SEGMENT (A)
	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$907,918	$833,470	$666,398
Operating costs and expenses:
Cost of sales (2)	770,394	701,597	550,225
Selling, general and administrative expenses	104,996	98,100	92,900
Depreciation and amortization	10,298	14,728	11,794
Total operating costs and expenses	885,688	814,425	654,919
Gain (loss) on disposition of assets	(312)	717	289
Operating income	$21,918	$19,762	$11,768
KEY OPERATING STATISTICS:
Number of stores (end of period)	298	302	304
Retail fuel sales (thousands of gallons)	170,848	156,662	142,155
Retail fuel sales (thousands of gallons per site per month) (4)	50	45	39
Retail fuel margin (cents per gallon) (5)	20.2	21.4	18.2
Retail fuel sales price (dollars per gallon) (6)	$3.47	$3.41	$2.70
Merchandise sales	$315,082	$298,233	$281,674
Merchandise sales (per site per month) (4)	$88	$82	$77
Merchandise margin (7)	32.5%	32.8%	31.9%
Capital expenditures	$14,141	$15,838	$3,496

(A)
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the branded marketing operations for the full year of 2012 is included in the refining and marketing segment. Information for the years ended December 31, 2011 and 2010 has been recast to provide a comparison to the current year results.

(1)	Includes excise taxes on sales of $66,563, $60,686 and $54,930 for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At December 31, 2012, we had 298 retail convenience stores of which 286 sold fuel. At December 31, 2011, we had 302 retail convenience stores of which 290 sold fuel.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Sales
Consolidated. Net sales for the year ended December 31, 2012 were $8,017.7 million, compared to $7,186.3 million for the year ended December 31, 2011, an increase of $831.4 million. This increase was primarily due to higher refinery throughput volumes in our refining and marketing segment, increased sales volumes in our retail segment and higher refined product prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $7,241.9 million for the year ended December 31, 2012, compared to $6,558.6 million for the year ended December 31, 2011, an increase of $683.3 million. This increase was due to higher refined product prices and higher refinery throughput in the year ended December 31, 2012 compared to the year ended December 31, 2011.
Combined refinery throughput for the year ended December 31, 2012, averaged 154,700 bpd, consisting of 68,946 bpd at the Big Spring refinery, 17,877 bpd at the California refineries and 67,877 bpd at the Krotz Springs refinery, compared to a combined average throughput of 146,149 bpd for the year ended December 31, 2011, consisting of 63,614 bpd at the Big Spring refinery, 22,815 bpd at the California refineries and 59,720 bpd at the Krotz Springs refinery.
The increase in refined product prices that our refineries experienced reflected the price increases experienced in each refinery's respective markets. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2012, increased $0.07, or 2.5%, to $2.82, compared to $2.75 for the year ended December 31, 2011. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the year ended December 31, 2012, increased $0.08, or 2.7%, to $3.05, compared to $2.97 for the year ended December 31, 2011. The average per gallon price for Gulf Coast high-sulfur diesel for the year ended December 31, 2012, increased $0.08, or 2.7%, to $2.99, compared to $2.91 for the year ended December 31, 2011. The average per gallon price of West Coast LA CARBOB gasoline for the year ended December 31, 2012, increased $0.14, or 4.8%, to $3.03, compared to $2.89 for the year ended December 31, 2011. The average price per gallon of West Coast LA ultra low-sulfur diesel for the year ended December 31, 2012, increased $0.06, or 2.0%, to $3.11, compared to $3.05 for the year ended December 31, 2011.
Asphalt Segment. Net sales for our asphalt segment were $603.9 million for the year ended December 31, 2012, compared to $554.5 million for the year ended December 31, 2011, an increase of $49.4 million or 8.9%. This increase was due primarily to higher asphalt sales price for our asphalt products, partially offset by a decrease in asphalt sales volumes for the year ended December 31, 2012. The average blended asphalt sales price increased 8.9% from $541.44 per ton for the year ended December 31, 2011, to $589.63 per ton for the year ended December 31, 2012, and the average non-blended asphalt sales price increased 14.0% from $326.69 per ton for the year ended December 31, 2011, to $372.36 per ton for the year ended December 31, 2012. The asphalt sales volume decreased 13.6% from 1,096 thousand tons for the year ended December 31, 2011, to 947 thousand tons for the year ended December 31, 2012.
Retail Segment. Net sales for our retail segment were $907.9 million for the year ended December 31, 2012, compared to $833.5 million for the year ended December 31, 2011, an increase of $74.4 million or 8.9%. This increase was primarily attributable to increases in retail fuel sales prices and volumes and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $7,117.4 million for the year ended December 31, 2012, compared to $6,494.9 million for the year ended December 31, 2011, an increase of $622.5 million. This increase was primarily due to higher refinery throughput volumes in our refining and marketing segment and increased sales volumes in our retail segment.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $6,519.5 million for the year ended December 31, 2012, compared to $6,028.7 million for the year ended December 31, 2011, an increase of $490.8 million. This increase was primarily due to increased refinery throughput with the cost of crude oil used by our refineries staying relatively flat. The average price of WTI decreased 1.0% from $95.07 per barrel for the year ended December 31, 2011, to $94.14 per barrel for the year ended December 31, 2012. The average price of Buena Vista crude increased 0.2% from $108.43 per barrel for the year ended December 31, 2011, to $108.62 per barrel for the year ended December 31, 2012. The average price of LLS crude increased 0.5% from $110.98 per barrel for the year ended December 31, 2011, to $111.53 per barrel for the year ended December 31, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $563.5 million for the year ended December 31, 2012, compared to $525.0 million for the year ended December 31, 2011, an increase of $38.5 million or 7.3%. The increase was primarily due to higher crude oil costs and transportation costs for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Retail Segment. Cost of sales for our retail segment were $770.4 million for the year ended December 31, 2012, compared to $701.6 million for the year ended December 31, 2011, an increase of $68.8 million or 9.8%. This increase was primarily attributable to increases in retail fuel sales prices and volumes and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses were $313.2 million for the year ended December 31, 2012, compared to $285.7 million for the year ended December 31, 2011, an increase of $27.5 million or 9.6%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the year ended December 31, 2012 were $278.7 million, compared to $243.0 million for the year ended December 31, 2011, an increase of $35.7 million or 14.7%. This increase is due primarily to increased refinery throughput.
Asphalt Segment. Direct operating expenses for our asphalt segment for the year ended December 31, 2012, were $34.5 million, compared to $42.6 million for the year ended December 31, 2011, a decrease of $8.1 million or 19.0%. This decrease is primarily due to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2012, were $161.4 million, compared to $143.1 million for the year ended December 31, 2011, an increase of $18.3 million or 12.8%, primarily due to higher employee-related costs and higher advertising and marketing costs for the year ended December 31, 2012.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the year ended December 31, 2012, were $51.2 million, compared to $39.2 million for the year ended December 31, 2011, an increase of $12.0 million or 30.6%. This increase was primarily due to higher employee-related costs in the year ended December 31, 2012.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2012, were $4.2 million, compared to $5.1 million for the year ended December 31, 2011, a decrease of $0.9 million or 17.6%. This decrease is due primarily to lower employee-related costs for the year ended December 31, 2012.
Retail Segment. SG&A expenses for our retail segment for the year ended December 31, 2012, were $105.0 million, compared to $98.1 million for the year ended December 31, 2011, an increase of $6.9 million or 7.0%. This increase was primarily attributable to higher advertising and marketing costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2012, was $121.9 million, compared to $113.7 million for the year ended December 31, 2011, an increase of $8.2 million or 7.2%, due primarily to a full year of depreciation related to capital expenditures for the acquisition and integration of the Bakersfield refining assets which began operations in June 2011.
Operating Income (loss)
Consolidated. Operating income for the year ended December 31, 2012, was $269.5 million, compared to $181.5 million for the year ended December 31, 2011, an increase of $88.0 million. This increase was primarily due to overall higher refinery margins and throughput, higher retail fuel sales volumes and margins and increased merchandise sales and margins.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $254.4 million for the year ended December 31, 2012, compared to $189.0 million for the year ended December 31, 2011, an increase of $65.4 million. This increase was primarily due to overall higher refining margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $23.50 per barrel for the year ended December 31, 2012, compared to $20.89 per barrel for the year ended December 31, 2011. This increase is primarily due to higher Gulf Coast 3/2/1 crack spreads. The average Gulf Coast 3/2/1 crack spread increased 17.4% to $27.43 per barrel for the year ended December 31, 2012, compared to $23.37 per barrel for the year ended December 31, 2011. Refinery operating margin at the California refineries was $2.36 per barrel for the year ended December 31, 2012, compared to $(1.31) per barrel for the year ended December 31, 2011. This increase is primarily due to higher West Coast 3/1/1/1 crack spreads. The average West Coast 3/1/1/1 crack spreads increased 42.2% to $13.08 per barrel for the year ended December 31, 2012, compared to $9.20 per barrel for the year ended December 31, 2011. The Krotz Springs refinery operating margin for the year ended December 31, 2012, was $8.30 per barrel, compared to $3.05 per barrel for the year ended December 31, 2011. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2012 was $11.29 per barrel, compared to $7.00 per barrel for the year ended December 31, 2011.
Asphalt Segment. Operating loss for our asphalt segment was $3.7 million for the year ended December 31, 2012, compared to $24.5 million for the year ended December 31, 2011, a decrease of $20.8 million or 84.9%. This decrease in loss was primarily due to the increase in asphalt sales margins resulting from the greater increase in asphalt sales prices relative to the change in crude oil prices.
Retail Segment. Operating income for our retail segment was $21.9 million for the year ended December 31, 2012, compared to $19.8 million for the year ended December 31, 2011, an increase of $2.1 million. This increase was primarily due to higher retail fuel sales volumes and margins and higher merchandise sales and margins.
Interest Expense
Interest expense was $129.6 million for the year ended December 31, 2012, compared to $88.3 million for the year ended December 31, 2011, an increase of $41.3 million, or 46.8%. This increase is primarily due to a charge of $9,624 for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan and charges of $18,750 and $8,826 for the write-off of unamortized original issuance discount and unamortized debt issuance costs associated with the repayment of the Alon USA Energy, Inc. term loans, respectively, for the year ended December 31, 2012.
Income Tax Expense
Income tax expense was $49.9 million for the year ended December 31, 2012, compared to $18.9 million for the year ended December 31, 2011. This increase resulted from our higher pre-tax income for the year ended December 31, 2012, compared to the year ended December 31, 2011, and an increase in the effective tax rate. Our effective tax rate was 35.5% for the year ended December 31, 2012, compared to an effective tax rate of 30.2% for the year ended December 31, 2011.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest was $11.5 million for the year ended December 31, 2012, compared to $1.2 million for the year ended December 31, 2011, an increase of $10.3 million primarily due to its proportional share of the higher after-tax income in 2012. Net income attributable to non-controlling interest for the year ended December 31, 2012 reflects the increase in ownership of outside entities as a result of the 11,500,000 limited partnership units sold in conjunction with the Partnership's initial public offering.
Net Income Available to Stockholders
Net income available to stockholders was $79.1 million for the year ended December 31, 2012, compared to $42.5 million for the year ended December 31, 2011, an increase of $36.6 million. This increase was attributable to the factors discussed above.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net Sales
Consolidated. Net sales for the year ended December 31, 2011 were $7,186.3 million, compared to $4,030.7 million for the year ended December 31, 2010, an increase of $3,155.6 million or 78.3%. This increase was primarily due to higher refinery throughput volumes in our refining and marketing segment, increased sales volumes in our asphalt and retail segments and higher refined product prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $6,558.6 million for the year ended December 31, 2011, compared to $3,469.9 million for the year ended December 31, 2010, an increase of $3,088.7 million or 89.0%. This increase was primarily due to higher refined product prices and higher refinery throughput in the year ended December 31, 2011.
Combined refinery throughput for the year ended December 31, 2011 averaged 146,149 bpd, consisting of 63,614 bpd at the Big Spring refinery, 22,815 bpd at the California refineries, and 59,720 bpd at the Krotz Springs refinery compared to average total refinery throughput for the year ended December 31, 2010 of 105,868 bpd, consisting of 49,028 bpd at the Big Spring refinery, 17,596 bpd at the California refineries and 39,244 at the Krotz Springs refinery.
The increase in refined product prices that our refineries experienced reflected the price increases experienced in each refinery's respective markets. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2011 increased $0.70, or 34.1%, to $2.75, compared to $2.05 for the year ended December 31, 2010. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2011 increased $0.81, or 37.5%, to $2.97, compared to $2.16 for the year ended December 31, 2010. The average per gallon price for Gulf Coast high-sulfur diesel for the year ended December 31, 2011, increased $0.81, or 38.6%, to $2.91, compared to $2.10 for the year ended December 31, 2010. The average per gallon price of West Coast LA CARBOB gasoline for the year ended December 31, 2011 increased $0.68, or 30.8%, to $2.89, compared to $2.21 for the year ended December 31, 2010. The average price per gallon of West Coast LA ultra-low sulfur diesel for the year ended December 31, 2011 increased $0.84, or 38.0%, to $3.05, compared to $2.21 for the year ended December 31, 2010.
Asphalt Segment. Net sales for our asphalt segment were $554.5 million for the year ended December 31, 2011, compared to $399.3 million for the year ended December 31, 2010, an increase of $155.2 million or 38.9%. This increase was due primarily to a an increase in asphalt sales volumes and higher asphalt sales price for our blended asphalt product for the year ended December 31, 2011. The asphalt sales volumes increased 27.0%, from 863 thousand tons for the year ended December 31, 2010 to 1,096 thousand tons for the year ended December 31, 2011. The average blended asphalt sales price increased 13.4% from $477.26 per ton for the year ended December 31, 2010 to $541.44 per ton for the year ended December 31, 2011 and the average non-blended asphalt sales price increased 0.2% from $326.16 per ton for the year ended December 31, 2010 to $326.69 per ton for the year ended December 31, 2011.
Retail Segment. Net sales for our retail segment were $833.5 million for the year ended December 31, 2011, compared to $666.4 million for the year ended December 31, 2010, an increase of $167.1 million or 25.1%. This increase was attributable to increases in retail fuel sales prices and volumes and merchandise sales.
Cost of Sales
Consolidated. Cost of sales were $6,494.9 million for the year ended December 31, 2011, compared to $3,712.4 million for the year ended December 31, 2010, an increase of $2,782.5 million. This increase was primarily due to higher refinery throughput volumes in our refining and marketing segment, increased sales volumes in our asphalt and retail segments and higher crude oil prices.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $6,028.7 million for the year ended December 31, 2011, compared to $3,311.8 million for the year ended December 31, 2010, an increase of $2,716.9 million. This increase was primarily due to increased refinery throughput as well as an increase in the cost of crude oil used by our refineries. The average price of WTI per barrel for the year ended December 31, 2011 increased 19.7% from $79.41 per barrel for the year ended December 31, 2010 to $95.07 per barrel for the year ended December 31, 2011. The average price of Buena Vista crude increased 38.9% from $78.08 per barrel for the year ended December 31, 2010, to $108.43 per barrel for the year ended December 31, 2011. The average price of LLS crude increased 37.7% from $80.61 per barrel for the year ended December 31, 2010, to $110.98 per barrel for the year ended December 31, 2011.
Asphalt Segment. Cost of sales for our asphalt segment were $525.0 million for the year ended December 31, 2011, compared to $355.3 million for the year ended December 31, 2010, an increase of $169.7 million or 47.8%. This increase was due to higher asphalt sales volumes and higher crude oil costs for the year ended December 31, 2011 compared to the year ended December 31, 2010.
Retail Segment. Cost of sales for our retail segment was $701.6 million for the year ended December 31, 2011, compared to $550.2 million for the year ended December 31, 2010, an increase of $151.4 million or 27.5%. This increase was primarily attributable to increases in retail fuel sales prices and volumes and merchandise costs for the year ended December 31, 2011.
Direct Operating Expenses
Consolidated. Direct operating expenses were $285.7 million for the year ended December 31, 2011, compared to $249.9 million for the year ended December 31, 2010, an increase of $35.8 million or 14.3%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the year ended December 31, 2011 were $243.0 million, compared to $205.8 million for the year ended December 31, 2010, an increase of $37.2 million or 18.1%. This increase was primarily due to expenses associated with the startup of operations at our Bakersfield refinery and increased refinery throughput.
Asphalt Segment. Direct operating expenses for our asphalt segment were $42.6 million for the year ended December 31, 2011, compared to $44.1 million for the year ended December 31, 2010, a decrease of $1.5 million or 3.4%. This decrease was primarily due to lower natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2011 were $143.1 million, compared to $128.1 million for the year ended December 31, 2010, an increase of $15.0 million or 11.7%, primarily due to higher employee-related costs and higher advertising and marketing costs for the year ended December 31, 2011.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the year ended December 31, 2011 were $39.2 million, compared to $28.9 million for the year ended December 31, 2010, an increase of $10.3 million or 35.6%. This increase was primarily due to higher employee-related costs in the year ended December 31, 2011, and $3.5 million related to net bad debt recoveries and insurance premium refunds in the year ended December 31, 2010.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2011 were $5.1 million, compared to $5.5 million for the year ended December 31, 2010, a decrease of $0.4 million or 7.3%. This decrease was primarily due to lower employee-related costs for the year ended December 31, 2011.
Retail Segment. SG&A expenses for our retail segment for the year ended December 31, 2011 were $98.1 million, compared to $92.9 million for the year ended December 31, 2010, an increase of $5.2 million or 5.6%. This increase was primarily attributable to higher advertising and marketing costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2011 was $113.7 million, compared to $102.1 million for the year ended December 31, 2010, an increase of $11.6 million or 11.4% due primarily to capital expenditures for the acquisition and integration of the Bakersfield refining assets which began operations in June 2011. Also, depreciation and amortization for the year ended December 31, 2011 includes a full year of amortization of turnaround costs related to the 2010 Krotz Springs turnaround and restart in June 2010, and the write-off of deferred costs for our retail segment.
Operating Income (Loss)
Consolidated. Operating income for the year ended December 31, 2011 was $181.5 million, compared to an operating loss of $160.8 million for the year ended December 31, 2010, an increase of $342.3 million. This increase was primarily due to overall higher refinery margins and throughput, higher retail fuel sales volumes and margins and increased merchandise sales and margins.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $189.0 million for the year ended December 31, 2011, compared to an operating loss of $158.0 million for the year ended December 31, 2010, an increase of $347.0 million. This increase was primarily due to overall higher refining margins and increased refinery throughput.
Refinery operating margin at the Big Spring refinery was $20.89 per barrel for the year ended December 31, 2011 compared to $7.64 per barrel for the year ended December 31, 2010. The increase is primarily due to higher Gulf Coast 3/2/1 crack spreads. The average Gulf Coast 3/2/1 crack spread increased 184.3% to $23.37 per barrel for the year ended December 31, 2011, compared to $8.22 per barrel for the year ended December 31, 2010. Refinery operating margin at the California refineries was $(1.31) per barrel for the year ended December 31, 2011, compared to $1.08 per barrel for the year ended December 31, 2010. This decrease reflects the impact of the California refineries' shutdown until its restart in late March 2011, offset by higher West Coast 3/1/1/1 crack spreads. The average West Coast 3/1/1/1 crack spreads increased 10.3% to $9.20 per barrel for the year ended December 31, 2011, compared to $8.34 per barrel for the year ended December 31, 2010. The Krotz Springs refinery operating margin for the year ended December 31, 2011, was $3.05 per barrel, compared to $2.24 per barrel for the year ended December 31, 2010. The Krotz Springs refinery restarted operations in June 2010 after being down for the first five months of 2010 for a major turnaround. Additionally, the average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2011 was $7.00 per barrel, compared to $5.26 per barrel for the year ended December 31, 2010.
Asphalt Segment. Operating loss for our asphalt segment was $24.5 million for the year ended December 31, 2011, compared to $12.5 million for the year ended December 31, 2010, an increase in loss of $12.0 million. This increase in loss was primarily due to the decrease in asphalt sales margins resulting from the greater increase in crude oil prices relative to the increase in our asphalt sales prices.
Retail Segment. Operating income for our retail segment was $19.8 million for the year ended December 31, 2011, compared to $11.8 million for the year ended December 31, 2010, an increase of $8.0 million. This increase was primarily due to higher retail fuel sales volumes and margins and higher merchandise sales and margins.
Interest Expense
Interest expense was $88.3 million for the year ended December 31, 2011, compared to $94.9 million for the year ended December 31, 2010, a decrease of $6.6 million or 7.0%. This decrease is primarily due to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility for the year ended December 31, 2010.

Gain from Bargain Purchase
In connection with the Bakersfield refinery acquisition in June 2010, the acquisition date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred, resulting in a $17.5 million bargain purchase gain for the year ended December 31, 2010.
Income Tax Expense (Benefit)
Income tax expense was $18.9 million for the year ended December 31, 2011, compared to a benefit of $90.5 million for the year ended December 31, 2010, an increase of $109.4 million. This increase resulted from our higher pre-tax income for the year ended December 31, 2011, compared to the year ended December 31, 2010, and a decrease in the effective tax rate. Our effective tax rate was 30.2% for the year ended December 31, 2011, compared to an effective tax rate of 37.6% for the year ended December 31, 2010. The lower effective tax rate for the year ended December 31, 2011, was due primarily to benefits arising from carry-back claims on prior year income taxes.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest was $1.2 million for the year ended December 31, 2011, compared to $(9.6) million for the year ended December 31, 2010, an increase of $10.8 million primarily due to its proportional share of the higher after-tax income in 2011.
Net Income (Loss) Available to Stockholders
Net income (loss) available to stockholders was $42.5 million for the year ended December 31, 2011, compared to $(122.9) million for the year ended December 31, 2010, an increase of $165.4 million. This increase was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$387,810	$69,560	$21,330
Investing activities	(104,980)	(126,542)	(40,925)
Financing activities	(323,600)	142,361	50,845
Net increase (decrease) in cash and cash equivalents	$(40,770)	$85,379	$31,250

Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2012, was $387.8 million, compared to $69.6 million for the year ended December 31, 2011. The change in cash provided by operating activities of $318.3 million is primarily attributable to the increase of approximately $184.7 million in net income, adjusted for non-cash adjustments such as deferred income tax expense, commodity swaps, write-off of unamortized original issuance discount and debt issuance costs and depreciation, during the year ended December 31, 2012 compared to 2011 and also a change in accounts and other receivables, net of $125.3 million in 2012.
Net cash provided by operating activities for the year ended December 31, 2011 was $69.6 million, compared to $21.3 million for the year ended December 31, 2010. The change in cash provided by operating activities of $48.2 million is primarily attributable to the increase of approximately $317.7 million in net income, adjusted for non-cash adjustments such as deferred income tax expense, bargain purchase gain, gain on the disposition of assets and depreciation, during the year ended December 31, 2011 compared to 2010. These non-cash adjustments were offset primarily by a decrease of inventory of $91.3 million in 2010 compared to an increase in inventory of $7.4 million in 2011 which was mainly due to the integration of the Bakersfield hydrocracker unit and an increase in accounts receivable of $114.7 million due to higher refinery throughput during the year ended December 31, 2011 compared to 2010. Additionally, 2010 included $56.7 million of income tax refunds compared to $5.6 million, net received in 2011.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $105.0 million for the year ended December 31, 2012, compared to $126.5 million for the year ended December 31, 2011. The change in net cash used in investing activities of $21.6 million was principally due to a decrease in capital expenditures of $17.0 million for the year ended December 31, 2012 and also earnout payments of $6.5 million related to the Krotz Springs refinery acquisition made during the year ended December 31, 2011.
Net cash used in investing activities was $126.5 million for the year ended December 31, 2011 compared to $40.9 million for the year ended December 31, 2010. The change in net cash used in investing activities of $85.6 million was principally due to an increase in capital expenditures of $65.9 million in the year ended December 31, 2011, which primarily related to the integration of the Bakersfield hydrocracker unit, and a decrease in proceeds from the disposition of assets of $19.6 million, as compared to the year ended December 31, 2010.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by (used in) financing activities was $(323.6) million during the year ended December 31, 2012, compared to $142.4 million during the year ended December 31, 2011. The change in net cash provided by (used in) financing activities of $466.0 million is primarily attributable to payments on debt, net, of $481.6 million for the year ended December 31, 2012 compared to borrowings of debt, net, of $139.4 million for the year ended December 31, 2011. This was partially offset by contributions received from the Partnership's initial public offering, net of fees, of $167.8 million during the year ended December 31, 2012 compared to proceeds from the sale of Alon's common stock of $11.9 million during the year ended December 31, 2011.
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
As of December 31, 2012, our total cash and cash equivalents were $116.3 million and we had total debt of $587.0 million.
Indebtedness
Alon USA Energy, Inc. Credit Facilities
2006 Term Loan Credit Facility. In June 2006, we entered into a $450.0 million term loan (“2006 Term Loan”). The 2006 Term Loan required principal repayments of $4.5 million per annum paid in quarterly installments until maturity in August 2013. In November 2012, we repaid in full our obligations under the 2006 Term Loan. As a result of the prepayment of the

2006 Term Loan, a write-off of unamortized debt issuance costs of $1.5 million is included in interest expense in the consolidated statements of operations for the year ended December 31, 2012.
At December 31, 2011, the 2006 Term Loan had an outstanding balance of $425.3 million.
Alon USA Term Loan Credit Facility. In November 2012, we entered into a term loan (“Alon USA Term Loan”) with an aggregate principal amount of $450.0 million, issued at an offering price of 95%, that will mature in November 2018. Proceeds from the Alon USA Term Loan were used to repay in full our obligations under the 2006 Term Loan and for general corporate purposes.
In connection with the closing of the Partnership's initial public offering in November 2012 (the "Offering"), we assigned $250.0 million of the aggregate principal balance of the Alon USA Term Loan to the Partnership.
We used primarily proceeds from the Offering to fully repay the remaining outstanding balance of the Alon USA Term Loan.
As a result of the prepayment of the Alon USA Term Loan, write-offs of unamortized original issuance discount and debt issuance costs of $18.8 million and $7.4 million, respectively, are included in interest expense in the consolidated statements of operations for the year ended December 31, 2012.
Letter of Credit Facility. In March 2010, we entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letter of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60.0 million and with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate in March 2013. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%. At December 31, 2012 and 2011, we had $59.5 million and $47.6 million, respectively, of outstanding letters of credit under this facility.
Alon USA Partners, LP Credit Facility
Partnership Term Loan Credit Facility. In connection with the Offering, the Partnership was assigned $250.0 million of the aggregate principal balance of the Alon USA Term Loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018.
Borrowings under the Partnership Term Loan bear interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of approximately 8.00% per annum for a per annum rate of approximately 9.25%, based on current market rates at December 31, 2012.
The Partnership Term Loan is secured by a first priority lien on all of the Partnership’s fixed assets and other specified property, as well as on the general partner interest in the Partnership held by the General Partner, and a second lien on the Partnership’s cash, accounts receivables, inventories and related assets.
The Partnership Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations and certain restricted payments. The Partnership Term Loan does not contain any maintenance financial covenants.
At December 31, 2012, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $246.3 million.
Revolving Credit Facility. We have a $240.0 million revolving credit facility (the “Alon USA LP Credit Facility”) that will mature in March 2016. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets and (ii) a second lien on fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”) and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and our retail subsidiaries.
The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $49.0 million and $200.0 million were outstanding under the Alon USA LP Credit Facility at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $58.8 million and $35.5 million, respectively.

Paramount Petroleum Corporation Credit Facility
Revolving Credit Facility. Paramount Petroleum Corporation has a $300.0 million revolving credit facility. In February 2012, we repaid in full our obligations under the revolving credit facility.
At December 31, 2011, borrowings of $108.3 million and letters of credit of $18.0 million were outstanding under the revolving credit facility.
Alon Refining Krotz Springs, Inc. Credit Facilities
Senior Secured Notes. In October 2009, Alon Refining Krotz Springs, Inc. (“ARKS”) issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216.5 million in a private offering. In February 2010, ARKS exchanged $216.5 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature in October 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions. The Senior Secured Notes were issued at an offering price of 94.857% and ARKS received gross proceeds of $205.4 million (before fees and expenses related to the offering). ARKS used the proceeds to repay in full all outstanding obligations under its term loan at that time. The remaining proceeds from the offering were used for general corporate purposes.
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
At December 31, 2012 and 2011, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $211.6 million and $209.3 million, respectively. ARKS is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
Retail Credit Facilities
Alon Brands Term Loans. In March 2011, Alon Brands issued $30.0 million five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, we issued 3,092,783 warrants to purchase shares of our common stock. The allocated fair value of the warrants was $11.0 million and was recorded as additional paid-in capital at the time of issuance.
In March 2012, we issued $30.0 million of 8.5% Series B Convertible Preferred Stock to the holders of the Alon Brands Term Loans and repaid in full our obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to us. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9.6 million of unamortized original issuance discount was charged to interest expense in the consolidated statements of operations for the year ended December 31, 2012.
At December 31, 2011, the Alon Brands Term Loans had an outstanding balance (net of unamortized discount) of $20.1 million.
Term Credit Agreement. Southwest Convenience Stores, LLC (“SCS”) is party to a credit agreement (the “SCS Credit Agreement”) that, as amended, matures in December 2015. In December 2010, SCS entered into an amendment to the SCS Credit Agreement, which increased the amount outstanding from $73.4 million (“SCS Refinancing Term Loan”) by $10.0 million (“SCS Additional Term Loan”) and also included a revolving credit loan (“SCS Revolving Credit Loan”) with a maximum loan amount of the lesser of the borrowing base or $10.0 million.
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
At December 31, 2012 and 2011, the SCS Credit Agreement had an outstanding balance under the term loans of $69.6 million and $76.5 million, respectively. At December 31, 2012 and 2011, the SCS Revolving Credit Loan had an outstanding balance of $10.0 million and $10.0 million, respectively.

Other Retail Related Credit Facilities
In 2003, we obtained $1.5 million in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2012 and 2011, the outstanding balances were $0.6 million and $0.7 million, respectively.
Financial Covenants. We have certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At December 31, 2012, we were in compliance with these covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure budget, including expenditures for chemical catalyst and turnarounds, for 2013 is $149.8 million.
The following table summarizes our expected capital expenditures for 2013 by operating segment and major category:

2013
(dollars in thousands)
Refining and Marketing Segment:
Sustaining maintenance	$47,960
Growth/profit improvement/other	44,888
Chemical catalyst and turnaround	18,351
Total	111,199
Asphalt Segment:
Sustaining maintenance	6,021
Growth/profit improvement	9,800
Total	15,821
Retail Segment:
Sustaining maintenance	4,457
Growth/profit improvement	11,770
Total	16,227
Corporate Segment:
Sustaining	6,508
Total Capital Expenditures	$149,755
Contractual Obligations and Commercial Commitments
Information regarding our known contractual obligations of the types described below as of December 31, 2012 is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Long-term debt obligations	$9,504	$289,422	$54,136	$233,955	$587,017
Operating lease obligations	23,693	39,704	31,016	44,872	139,285
Pipelines and Terminals Agreement (1)	34,015	70,072	69,793	87,132	261,012
Other commitments (2)	3,741	7,482	7,482	15,898	34,603
Total obligations	$70,953	$406,680	$162,427	$381,857	$1,021,917
____________

(1)
Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with HEP, as well as our minimum requirements with Sunoco.

(2)	Other commitments include refinery maintenance services costs.
As of December 31, 2012, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.

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
Inventory. Crude oil, refined products and blendstocks for the refining and marketing segment and asphalt for the asphalt segment are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. A reduction of inventory volumes during 2012, 2011 and 2010 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $13.6 million in 2012, $59.3 million in 2011 and $18.6 million in 2010. Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $58.2 million and $93.4 million at December 31, 2012 and 2011, respectively.
Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Our environmental liabilities represent the estimated cost to investigate and remediate contamination at our properties. Our estimates are based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Accruals for estimated liabilities from projected environmental remediation obligations are recognized no later than the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. We do not discount environmental liabilities to their present value unless payments are fixed and determinable. At December 31, 2012, for those payments we considered fixed and determinable, payments were discounted at a 4% rate. We record them without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations.
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
At December 31, 2012, we had three reporting units with goodwill; California refining, California asphalt, and Retail operations. The fair values of our reporting units in 2012 that contain goodwill were determined using two methods, one based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses and the other based on market earnings multiples. Each reporting unit was evaluated separately. Cash flows were discounted at rates that approximate a market participants' weighted average cost of capital; 10.2% for both California refining and California asphalt and 8.7% for Retail operations. We believe these two approaches are appropriate valuation techniques for the purposes of our impairment testing. Therefore, we concluded from our valuations, based on business conditions and market values that existed at December 31, 2012, that none of our goodwill was impaired. Our valuation of the California refining reporting unit assumes we will be able to achieve mid-cycle margins over the long-term. If we are unable to achieve these margins for a sustained period in the future, it could result in impairment of goodwill. In addition if, (1) our equity value declines, (2) the fair value of our reporting units decline, or (3) the impact of economic or competitive factors adversely affect beyond what was anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, and, to a lesser extent, long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles
Reconciliation of Adjusted EBITDA to amounts reported under generally accepted accounting principles in financial statements.
Adjusted EBITDA represents earnings before net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, depreciation and amortization, gain on bargain purchase and gain (loss) on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, gain on bargain purchase, gain (loss) on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss) available to stockholders	$79,134	$42,507	$(122,932)
Net income (loss) attributable to non-controlling interest	11,463	1,241	(9,641)
Income tax expense (benefit)	49,884	18,918	(90,512)
Interest expense	129,572	88,310	94,939
Depreciation and amortization	121,929	113,730	102,096
Gain on bargain purchase	—	—	(17,480)
(Gain) loss on disposition of assets	2,309	(729)	(945)
Adjusted EBITDA	$394,291	$263,977	$(44,475)
Adjusted EBITDA does not exclude unrealized gains (losses) on commodity swaps of $(31,936) and $31,936 for the years ended December 31, 2012 and 2011, respectively. Adjusted EBITDA also does not exclude losses on heating oil call option crack spread contracts of $7,297 and $36,280 for the years ended December 31, 2012 and 2011, respectively. Adjusted EBITDA excluding the impact of these items would be $433,524 and $268,321 for the years ended December 31, 2012 and 2011, respectively.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2012, we held approximately 2.0 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $58.2 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.0 million.
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

The following table provides information about our derivative commodity instruments as of December 31, 2012:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	854,232	85.88	—	$73,364	$79,351	$5,987
Forwards-long (Gasoline)	97,403	108.99	—	10,615	11,085	470
Forwards-short (Gasoline)	(5,682)	—	110.34	(627)	(654)	(27)
Forwards-long (Distillate)	62,815	127.19	—	7,989	8,083	94
Forwards-short (Distillate)	(113,887)	—	122.67	(13,970)	(14,140)	(170)
Forwards-long (Jet)	39,249	123.51	—	4,848	4,952	104
Forwards-short (Jet)	(77,606)	—	126.03	(9,781)	(9,871)	(90)
Forwards-long (Slurry)	24,837	87.65	—	2,177	2,210	33
Forwards-short (Slurry)	(3,902)	—	92.65	(362)	(367)	(5)
Forwards-long (Catfeed)	143,887	111.57	—	16,054	16,604	550
Forwards-short (Catfeed)	(82,656)	—	111.57	(9,222)	(9,538)	(316)
Forwards-long (Slop)	14,970	83.25	—	1,246	1,300	54
Forwards-short (Slop)	(30,423)	—	78.25	(2,381)	(2,489)	(108)
Forwards-short (Propane)	(22,206)	—	38.84	(862)	(947)	(85)
Forwards-long (Asphalt)	130,085	80.76	—	10,506	10,196	(310)
Forwards-short (Asphalt)	(83,731)	—	(89.57)	(7,500)	(7,262)	238
Futures-short (Crude)	(852,000)	—	90.30	(76,934)	(80,835)	(3,901)
Futures-long (Gasoline)	35,000	111.64	—	3,907	4,060	153
Futures-short (Gasoline)	(122,000)	—	109.92	(13,410)	(14,151)	(741)
Futures-long (Distillate)	67,000	123.97	—	8,306	8,531	225
Futures-short (Distillate)	(83,000)	—	126.34	(10,486)	(10,569)	(83)

Description of Activity	Contract Volume (in barrels)	Wtd Avg Contract Spread	Wtd Avg Market Price	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Futures-swaps	(5,760,000)	$25.30	$25.03	$(145,710)	$(144,197)	$1,513
Interest Rate Risk
As of December 31, 2012, $374.9 million of our outstanding debt was at floating interest rates out of which approximately $49.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00% and $250.0 million was at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%. An increase of 1% in the Eurodollar rate on indebtedness, net of the instruments subject to the minimum interest rates, would result in an increase in our interest expense of approximately $1.2 million per year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Financial Statements are included as an annex of this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements on page F-1.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In management's evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information concerning our directors set forth under “Corporate Governance Matters - The Board of Directors” in the proxy statement for our 2013 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Business and Properties - Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this report:

1.	Financial Statements. See “Index to Consolidated Financial Statements” on page F-1.

2.
Financial Statement Schedules and Other Financial Information. All financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes included herein.

3.	Exhibits. Exhibits filed as part of this Form 10-K are as follows:

Exhibit No.	Description of Exhibit
1.1
Underwriting Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc., Alon USA GP, LLC and Alon USA Energy, Inc. and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein, dated November 19, 2012 (incorporated by reference to Exhibit 1.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

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
4.5
Form of Certificate of Designation of the 8.75% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

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

10.12
Amended Revolving Credit Agreement, dated as of June 22, 2006, among Alon USA, LP, EOC Acquisition, LLC, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2006, SEC File No. 001-32567).

10.13
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

10.14
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

10.15
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

10.16
Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.17
Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.18
Sixth Amendment to Amended Revolving Credit Agreement, dated as of May 10, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2010, SEC File No. 001-32567).

10.19
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

10.22
Tenth Amendment to Amended Revolving Credit Agreement, dated as of March 6, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.21 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.23
Eleventh Amendment to Amended Revolving Credit Agreement, dated as of November 13, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.24
Twelfth Amendment to Amended Revolving Credit Agreement, dated as of November 16, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.25
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

10.27
Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.28
First Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.29
Amended and Restated Credit Agreement, dated as of December 30, 2010, among Southwest Convenience Stores, LLC, Skinny's, LLC, the lenders party thereto and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 6, 2011, SEC File No. 001-32567).

10.30
First Amendment to the Amended and Restated Credit Agreement, dated as of April 20, 2012, by and among Southwest Convenience Stores, LLC, Skinny's, LLC, the lenders party thereto and Wells Fargo Bank, National Association (incorportated by reference to Exhibit 10.1 to Form 10-Q Filed by the Company on May 9, 2012, SEC File No. 001-32567).

10.31
Credit and Guaranty Agreement, dated as of November 13, 2012, among Alon USA Energy, Inc., Alon USA Partners, LP, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.32
Credit and Guaranty Agreement, dated as of November 26, 2012, among Alon USA Partners, LP, Alon USA Partners GP, LLC and certain subsidiaries of Alon USA Partners, LP, as Guarantors, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 30, 2012, SEC File No. 001-32567).

10.33
Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.34
Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.35
Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.36*
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

10.39*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.40*
Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit
10.41*
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

10.43*
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

10.45*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.46*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.47*	Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC.
10.48*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.49*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.50*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.51*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.52*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.53*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.54*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.55*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
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
10.62
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

10.72	Amendment to Shareholder Agreements – Option Shares, between Alon Assets, Inc., Alon Operating, Inc., Alon USA Energy, Inc. and Joseph A. Concienne, dated October 3, 2011.
10.73
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.74*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 9, 2012, SEC File No. 001-32567).

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

Exhibit No.	Description of Exhibit
10.80*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.81*	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).
10.82*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.83
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

10.86
Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.87
Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny's, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.88
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.89
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

10.92
Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.88 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.93
First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.94
Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.95
Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.96
First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 6, 2009, SEC No. 001-32567).

Exhibit No.	Description of Exhibit
10.97
Amended and Restated Supply and Offtake Agreement, dated May 28, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.98
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.99
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.100
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

10.101
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.102
Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.103
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J.Â Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 11, 2011, SEC File No. 001-32567).

10.104
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP, and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.105	Supply and Offtake Agreement by and between Paramount Petroleum Corporation and J. Aron & Company, dated February 28, 2012.
10.106
Amendment, dated as of July 20, 2012, to the Supply and Offtake Agreement, dated May 30, 2012, by and between Alon Supply, Inc., and J. Aron and Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.107
Standby Equity Distribution Agreement, dated as of January 20, 2011, among Alon USA Energy, Inc. and YA Global Master SPV, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 24, 2011, SEC File No. 001-32567).

10.108	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.109
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.104 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.110
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.105 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.111
Warrant Agreement, dated March 14, 2011, between the Company and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.112	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).
10.113
Omnibus Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc. and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.114
Services Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC by and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.115
Tax Sharing Agreement by and among Alon USA Partners, LP and Alon USA Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.116
Distributor Sales Agreement by and among Along USA Partners, LP and Southwest Convenience Stores, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.117
Offtake Agreement by and among Alon USA, LP and Paramount Petroleum Corporation, dated November 26, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.118
Contribution, Conveyance and Assumption Agreement by and among Alon Assets, Inc., Alon USA Partners GP, LLC, Alon USA Partners, LP, Alon USA Energy, Inc., Alon USA Refining, LLC, Alon USA Operating, Inc., Alon USA, LP and Alon USA GP, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

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
100
The following financial information from Alon USA Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statement of Stockholders' Equity, (v) Statements of Cash Flows and (vi) Notes to Financial Statements.

___________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
March 13, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited Alon USA Energy, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 13, 2013

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$116,296	$157,066
Accounts and other receivables, net	183,632	244,194
Income tax receivable	506	3,020
Inventories	183,919	147,272
Deferred income tax asset	5,223	49,410
Prepaid expenses and other current assets	19,322	8,376
Total current assets	508,898	609,338
Equity method investments	21,582	20,342
Property, plant and equipment, net	1,492,493	1,504,870
Goodwill	105,943	105,943
Other assets, net	94,658	89,889
Total assets	$2,223,574	$2,330,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,573	$298,596
Accrued liabilities	102,579	91,416
Current portion of long-term debt	9,504	119,874
Total current liabilities	421,656	509,886
Other non-current liabilities	254,946	192,065
Long-term debt	577,513	930,322
Deferred income tax liability	348,273	302,325
Total liabilities	1,602,388	1,934,598
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 4,220,000 and 4,000,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	42,200	40,000
Common stock, par value $0.01, 150,000,000 shares authorized; 61,272,429 and 56,107,986 shares issued and outstanding at December 31, 2012 and 2011, respectively	613	561
Additional paid-in capital	444,022	318,659
Accumulated other comprehensive loss, net of income tax	(30,447)	(26,483)
Retained earnings	128,319	63,273
Total stockholders’ equity	584,707	396,010
Non-controlling interest in subsidiaries	36,479	(226)
Total equity	621,186	395,784
Total liabilities and equity	$2,223,574	$2,330,382

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales (1)	$8,017,741	$7,186,257	$4,030,743
Operating costs and expenses:
Cost of sales	7,117,449	6,494,883	3,712,358
Unrealized (gains) losses on commodity swaps	31,936	(31,936)	—
Direct operating expenses	313,242	285,666	249,933
Selling, general and administrative expenses	161,401	143,122	128,082
Depreciation and amortization	121,929	113,730	102,096
Total operating costs and expenses	7,745,957	7,005,465	4,192,469
Gain (loss) on disposition of assets	(2,309)	729	945
Operating income (loss)	269,475	181,521	(160,781)
Interest expense	(129,572)	(88,310)	(94,939)
Equity earnings of investees	7,162	5,128	5,439
Gain on bargain purchase	—	—	17,480
Other income (loss), net	(6,584)	(35,673)	9,716
Income (loss) before income tax expense (benefit)	140,481	62,666	(223,085)
Income tax expense (benefit)	49,884	18,918	(90,512)
Net income (loss)	90,597	43,748	(132,573)
Net income (loss) attributable to non-controlling interest	11,463	1,241	(9,641)
Net income (loss) available to stockholders	$79,134	$42,507	$(122,932)
Earnings (loss) per share, basic	$1.29	$0.77	$(2.27)
Weighted average shares outstanding, basic (in thousands)	57,501	55,431	54,186
Earnings (loss) per share, diluted	$1.24	$0.69	$(2.27)
Weighted average shares outstanding, diluted (in thousands)	63,917	61,401	54,186
Cash dividends per share	$0.16	$0.16	$0.16
___________________________________

(1)	Includes excise taxes on sales by the retail segment of $66,563, $60,686 and $54,930 for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$90,597	$43,748	$(132,573)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefits:
Gain (loss) reclassified into income related to:
Prior service credit	(32)	(35)	(30)
Net actuarial gain (loss)	(7,967)	(7,081)	721
Net gain (loss) on pension and other postretirement benefits	(7,999)	(7,116)	691
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	86	(501)	(2,567)
Less: reclassification adjustments for gain (loss) realized in net income, net of tax	(2,642)	(2,648)	(8,698)
Net gain (loss), net of tax	2,728	2,147	6,131
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	(47,734)	—	—
Less: reclassification adjustments for gain (loss) realized in net income, net of tax	(48,702)	—	(4,496)
Net gain (loss), net of tax	968	—	4,496
Total other comprehensive income (loss), net of tax	(4,303)	(4,969)	11,318
Comprehensive income (loss)	86,294	38,779	(121,255)
Comprehensive income (loss) attributable to non-controlling interest	11,124	838	(9,277)
Comprehensive income (loss) attributable to stockholders	$75,170	$37,941	$(111,978)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$—	$542	$289,853	$(32,871)	$165,248	$422,772	$9,146	$431,918
Stock compensation expense	—	—	575	—	—	575	4	579
Dividends	—	—	—	—	(8,751)	(8,751)	(593)	(9,344)
Dividends of common stock on preferred stock	—	1	512	—	(513)	—	—	—
Equity contribution from parent	—	—	138	—	—	138	—	138
Preferred stock issuance	40,000	—	—	—	—	40,000	—	40,000
Stock issuance costs	—	—	(269)	—	—	(269)	—	(269)
Net loss	—	—	—	—	(122,932)	(122,932)	(9,641)	(132,573)
Defined benefit pension plans, net of tax of $673	—	—	—	691	—	691	—	691
Fair value of commodity derivative contracts, net of tax of $2,678	—	—	—	4,209	—	4,209	287	4,496
Fair value of interest rate swaps, net of tax of $3,301	—	—	—	6,054	—	6,054	77	6,131
Balance at December 31, 2010	40,000	543	290,809	(21,917)	33,052	342,487	(720)	341,767
Stock compensation expense	—	—	2,388	—	—	2,388	541	2,929
Dividends	—	—	—	—	(8,886)	(8,886)	(704)	(9,590)
Dividends of common stock on preferred stock	—	4	2,950	—	(3,400)	(446)	—	(446)
Common stock issuance	—	14	12,067	—	—	12,081	(181)	11,900
Stock issuance costs	—	—	(543)	—	—	(543)	—	(543)
Warrants on debt issuance	—	—	10,988	—	—	10,988	—	10,988
Net income	—	—	—	—	42,507	42,507	1,241	43,748
Defined benefit pension plans, net of tax of $4,792	—	—	—	(6,713)	—	(6,713)	(403)	(7,116)
Fair value of interest rate swaps, net of tax of $1,157	—	—	—	2,147	—	2,147	—	2,147
Balance at December 31, 2011	40,000	561	318,659	(26,483)	63,273	396,010	(226)	395,784
Stock compensation expense	—	4	4,629	—	—	4,633	(503)	4,130
Dividends	—	—	—	—	(9,196)	(9,196)	(524)	(9,720)
Dividends of common stock on preferred stock	—	7	4,127	—	(4,892)	(758)	—	(758)
Preferred stock issuance	30,000	—	9,270	—	—	39,270	—	39,270
Stock issuance costs	—	—	(10)	—	—	(10)	—	(10)
Warrants retired	—	—	(10,988)	—	—	(10,988)	—	(10,988)
Preferred stock conversion	(27,800)	41	27,759	—	—	—	—	—
Alon USA Partners, LP initial public offering	—	—	90,576	—	—	90,576	26,608	117,184
Net income	—	—	—	—	79,134	79,134	11,463	90,597
Defined benefit pension plans, net of tax of $4,602	—	—	—	(7,613)	—	(7,613)	(386)	(7,999)
Fair value of interest rate swaps, net of tax of $1,469	—	—	—	2,728	—	2,728	—	2,728
Fair value of commodity swaps, net of tax of $546	—	—	—	921	—	921	47	968
Balance at December 31, 2012	$42,200	$613	$444,022	$(30,447)	$128,319	$584,707	$36,479	$621,186

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss) available to stockholders	$79,134	$42,507	$(122,932)
Adjustments to reconcile net income (loss) available to stockholders to cash provided by operating activities:
Depreciation and amortization	121,929	113,730	102,096
Stock compensation	4,130	2,929	579
Deferred income tax expense (benefit)	42,022	17,416	(98,595)
Net income (loss) attributable to non-controlling interest	11,463	1,241	(9,641)
Equity earnings of investees (net of dividends)	(1,240)	(1,678)	—
Amortization of debt issuance costs	6,296	6,493	5,825
Amortization of original issuance discount	2,570	3,050	1,685
Write-off of unamortized original issuance discount	28,374	—	—
Write-off of unamortized debt issuance costs	8,826	—	6,659
Gain on bargain purchase	—	—	(17,480)
(Gain) loss on disposition of assets	2,309	(729)	(945)
Unrealized (gains) losses on commodity swaps	31,936	(31,936)	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts and other receivables, net	28,624	(96,717)	(8,325)
Income tax receivable	2,516	5,622	56,777
Inventories	(36,647)	(7,387)	91,293
Prepaid expenses and other current assets	(10,946)	(501)	2,444
Other assets, net	(9,260)	(21,806)	(21,501)
Accounts payable	10,977	5,605	(3,277)
Accrued liabilities	5,718	9,178	6,768
Other non-current liabilities	59,079	22,543	29,900
Net cash provided by operating activities	387,810	69,560	21,330
Cash flows from investing activities:
Capital expenditures	(93,901)	(112,625)	(46,707)
Capital expenditures for turnarounds and catalysts	(11,460)	(9,734)	(13,131)
Dividends from investees, net of equity earnings	—	—	1,242
Proceeds from disposition of assets	381	2,379	21,978
Proceeds from sale of securities	—	—	36,852
Acquisition of Bakersfield refinery	—	—	(32,409)
Earnout payments related to Krotz Springs refinery acquisition	—	(6,562)	(8,750)
Net cash used in investing activities	(104,980)	(126,542)	(40,925)
Cash flows from financing activities:
Dividends paid to stockholders	(9,196)	(8,886)	(8,751)
Dividends paid to non-controlling interest	(524)	(704)	(593)
Proceeds from sale of preferred stock	—	—	40,000
Proceeds from issuance of common stock	—	11,900	—
Stock issuance costs	(10)	(543)	(269)
Inventory supply agreement	—	1,165	45,807
Deferred debt issuance costs	(17,512)	(2,400)	(2,946)
Revolving credit facilities, net	(259,341)	123,222	(21,458)
Additions to long-term debt	427,500	30,136	10,000
Payments on long-term debt	(632,282)	(11,529)	(10,945)
Contributions from non-controlling interest in Alon USA Partners, LP	167,765	—	—
Net cash provided by (used in) financing activities	(323,600)	142,361	50,845
Net increase (decrease) in cash and cash equivalents	(40,770)	85,379	31,250
Cash and cash equivalents, beginning of period	157,066	71,687	40,437
Cash and cash equivalents, end of period	$116,296	$157,066	$71,687
Supplemental cash flow information:
Cash paid for interest	$87,132	$79,899	$84,467
Cash paid (received) for income tax, net of refunds	$5,498	$(4,087)	$(48,363)
Non-cash activities:
Financing activity — payment on long-term debt from issuance of preferred stock	$(30,000)	$—	$—

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
Alon engages in the business of refining and marketing of petroleum products, primarily in the South Central, Southwestern and Western regions of the United States. Alon's business consists of three operating segments: (i) refining and marketing, (ii) asphalt and (iii) retail.
Refining and Marketing Segment. Alon’s refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Alon's refineries have a combined throughput capacity of approximately 240,000 barrels per day (“bpd”). At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.
Alon owns the Big Spring refinery and wholesale marketing operations through Alon USA Partners, LP. Alon markets transportation fuels produced at its Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. Alon refers to its operations in these regions as its “physically integrated system” because it supplies its Alon branded and unbranded distributors in these regions with motor fuels produced at its Big Spring refinery and distributed through a network of pipelines and terminals which it either owns or has access to through leases or long-term throughput agreements.
Alon supplies gasoline and diesel to approximately 640 Alon branded retail sites, including its retail segment convenience stores. Approximately 54% of the gasoline and 23% of the diesel motor fuel produced at Alon's Big Spring refinery was transferred to Alon's retail segment convenience stores at prices substantially determined by wholesale market prices. Additionally, Alon licenses the use of the Alon brand name and provides credit card processing services to approximately 115 licensed locations that are not under fuel supply agreements.
Alon has operated under an exclusive license to use the FINA trademark in the wholesale distribution of motor fuel within Texas, Oklahoma, New Mexico, Arizona, Arkansas, Louisiana, Colorado and Utah since 2000. Alon's license to use the FINA brand expired in August 2012 in accordance with its terms. Alon developed its own brand and logo in anticipation of this expiration of this license and in 2012 converted all of its locations and substantially all locations served by its branded marketing business to the new Alon brand. Under the Alon brand, Alon will no longer be subject to the geographic limitations contained in the FINA license agreement.
Alon markets refined products produced from its California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. Alon started-up the Bakersfield hydrocracker in late June 2011 and began processing vacuum gas oil produced at Alon's other California locations. In December 2012, the California refineries suspended operations, which included the Bakersfield hydrocracker.
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
Alon's asphalt segment markets asphalt produced at its Big Spring and California refineries included in the refining and marketing segment. Asphalt produced by the refineries in Alon's refining and marketing segment is transferred to the asphalt

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
Retail Segment. Alon’s retail segment operates 298 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through Alon’s retail segment is supplied by Alon’s Big Spring refinery.

(2)	Basis of Presentation and Certain Significant Accounting Policies

(a)	Basis of Presentation
The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated.
On November 26, 2012, Alon USA Partners, LP (the "Partnership") completed its initial public offering (NYSE: ALDW) of 11,500,000 common units representing limited partner interests. As of December 31, 2012, the 11,500,000 common units held by the public represent 18.4% of the Partnership's common units outstanding. Alon owns the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), Alon's wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. The Partnership is consolidated within the refining and marketing segment.
The non-controlling interest in the Partnership on the December 31, 2012 consolidated balance sheet represents the investment by partners other than Alon, including those partners’ share of net income, distributions and accumulated other comprehensive income (loss) of the Partnership since the close of its initial public offering on November 26, 2012. Non-controlling interest in net income of the Partnership on Alon's consolidated statements of operations represents those partners’ share of net income of the Partnership.

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
Revenue from Alon's inventory financing agreements (Note 9) is reported on a gross basis as Alon is considered a principal in these agreements.
In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. All purchases and sales of crude oil are recorded net, in cost of sales in the consolidated statements of operations.
Excise taxes on sales by Alon's retail segment is presented on a gross basis. Supplemental information regarding the amount of such taxes included in revenues are provided in a footnote on the face of the consolidated statements of operations. All other excise taxes are presented on a net basis in the consolidated statements of operations.

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
Direct operating expenses, which relate to Alon's refining and marketing and asphalt segments, include costs associated with the actual operations of the refineries and terminals, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Operating costs associated with Alon's crude oil and product pipelines are considered to be transportation costs and are reflected in cost of sales in the consolidated statements of operations.
Selling, general and administrative expenses consist primarily of costs relating to the operations of the convenience stores, including labor, utilities, maintenance and retail corporate overhead costs. Refining and marketing and asphalt segments corporate overhead and marketing expenses are also included in selling, general and administrative expenses.
Interest expense consists of interest expense, letters of credit, financing costs associated with crude oil purchases, fees, and both the amortization and write-off of original issuance discount and deferred debt issuance costs but excludes capitalized interest.

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
Crude oil, refined products and blendstocks for the refining and marketing segment and asphalt for the asphalt segment (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined products, asphalt and blendstock inventories in excess of market value are charged to cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Materials and supplies are stated at average cost. Cost for the retail segment merchandise inventories is determined under the retail inventory method and cost for retail segment fuel inventories is determined under the first-in, first-out (“FIFO”) method.
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by Alon to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.

(h)	Hedging Activity
All derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at their fair value. Alon generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. For commodity derivative contracts not designated as cash flow hedges, the net unrealized gains and losses for changes in fair value are recognized in cost of sales or in other income (loss), net on the consolidated statement of operations.
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
Alon designated the derivative transactions related to the inventory financing agreements as fair value hedges of inventory. The gain or loss on the derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized currently in income in the same period.

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
Stock compensation expense is presented as selling, general and administrative expenses in the consolidated statements of operations (Note 16).

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
Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed and determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable (Note 20). Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.

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
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under United States generally accepted accounting principles, are excluded from net income (loss), such as defined benefit pension plan adjustments and gains and losses related to certain derivative instruments designated in qualifying hedging relationships. The balance in other comprehensive income (loss), net of tax reported in the consolidated statements of stockholders' equity consists of defined benefit pension plans, fair value of interest rate swap adjustments and the fair value of commodity derivative contract adjustments.

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

(u)	New Accounting Standards
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
Alon integrated the Bakersfield hydrocracker unit into its California operations to process vacuum gas oil produced at the other California locations. Alon had capital expenditures of approximately $52,000 for the year ended December 31, 2011 to complete the necessary projects to integrate the Bakersfield hydrocracker unit. The newly integrated assets began operations late second quarter of 2011.
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
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the branded marketing operations for the full year of 2012 is included in the refining and marketing segment. Information for the years ended December 31, 2011 and 2010 has been recast to provide a comparison to the current year results.

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
Segment data as of and for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year Ended December 31, 2012
Net sales to external customers	$6,505,927	$603,896	$907,918	$—	$8,017,741
Intersegment sales/purchases	736,008	(244,010)	(491,998)	—	—
Depreciation and amortization	103,638	5,866	10,298	2,127	121,929
Operating income (loss)	254,372	(3,728)	21,918	(3,087)	269,475
Total assets	1,876,326	123,165	202,033	22,050	2,223,574
Turnaround, chemical catalyst and capital expenditures	79,572	9,420	14,141	2,228	105,361

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year Ended December 31, 2011
Net sales to external customers	$5,798,238	$554,549	$833,470	$—	$7,186,257
Intersegment sales/purchases	760,387	(314,294)	(446,093)	—	—
Depreciation and amortization	90,701	6,376	14,728	1,925	113,730
Operating income (loss)	188,955	(24,519)	19,762	(2,677)	181,521
Total assets	2,010,309	116,936	188,925	14,212	2,330,382
Turnaround, chemical catalyst and capital expenditures	101,756	3,225	15,838	1,540	122,359

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year Ended December 31, 2010
Net sales to external customers	$2,965,011	$399,334	$666,398	$—	$4,030,743
Intersegment sales/purchases	504,910	(198,662)	(306,248)	—	—
Depreciation and amortization	82,047	6,875	11,794	1,380	102,096
Operating income (loss)	(157,967)	(12,450)	11,768	(2,132)	(160,781)
Total assets	1,764,623	121,390	186,189	16,319	2,088,521
Turnaround, chemical catalyst and capital expenditures	52,450	1,557	3,496	2,335	59,838

(5)	Fair Value
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets as of December 31, 2012 and 2011:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,072	$—	$—	$2,072
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedges	—	1,720	—	1,720
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	78	—	—	78
Commodity contracts (call options)	—	9,268	—	9,268
Interest rate swap	—	4,197	—	4,197

(6)	Derivative Financial Instruments
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
As of December 31, 2012, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 1,323 thousand barrels of crude oil with remaining contract terms through May 2018. During the year ended December 31, 2012, Alon recognized unrealized pre-tax losses of $1,720 related to these transactions.
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
Commodity Derivatives. As of December 31, 2012, Alon has accounted for certain commodity swap contracts as cash flow hedges with contract purchase volumes of 5,760 thousand barrels of crude and contract sales volumes of 5,760 thousand barrels of refined products with the longest remaining contract term of twelve months. During the year ended December 31, 2012, Alon recognized unrealized after-tax gains of $968 related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

In May 2008, as part of financing the acquisition of the Krotz Springs refinery, Alon entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,850 thousand barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, Alon determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. An after-tax loss of $4,496 was reclassified from equity to earnings for the year ended December 31, 2010.
For the years ended December 31, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of December 31, 2012, Alon did not have any outstanding interest rate swap agreements.
For cash flow hedges, gains and losses reported in equity are reclassified into interest expense when the forecasted transaction affects income. During the years ended December 31, 2012 and 2011, Alon recognized in equity unrealized after-tax gains of $2,728 and $2,147, respectively, for the fair value measurement of the interest rate swap agreements. During the year ended December 31, 2012, the remaining unrealized balance was reclassified from equity into interest expense.
The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,743	Accrued liabilities	$(671)
Total derivatives not designated as hedging instruments		$2,743		$(671)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$2,287	Accrued liabilities	$(773)
Fair value hedges		—	Other non-current liabilities	(1,720)
Total derivatives designated as hedging instruments		2,287		(2,493)
Total derivatives		$5,030		$(3,164)

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
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2012
Commodity contracts (swaps)	$1,514	Cost of sales	$(76,097)		$—
Interest rate swap	4,197	Interest expense	(4,065)		—
Total derivatives	$5,711		$(80,162)		$—

For the Year Ended December 31, 2011
Interest rate swap	$3,304	Interest expense	$(4,074)		$—
Total derivatives	$3,304		$(4,074)		$—

For the Year Ended December 31, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(7,174)		$—
Interest rate swap	9,432	Interest expense	(13,381)		—
Total derivatives	$9,432		$(20,555)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2012	2011	2010
Fair value hedges	Cost of sales	$(1,720)	$—	$—
Total derivatives		$(1,720)	$—	$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2012	2011	2010
Commodity contracts (futures & forwards)	Cost of sales	$15,640	$3,032	$6,986
Commodity contracts (swaps)	Cost of sales	(22,075)	(1,896)	(597)
Commodity contracts (swaps)	Unrealized gains(losses) on commodity swaps	(31,936)	31,936	—
Commodity contracts (call options)	Other income (loss), net	(7,297)	(36,280)	(4,119)
Total derivatives		$(45,668)	$(3,208)	$2,270

(7)	Accounts and Other Receivables
Financial instruments that potentially subject Alon to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the ongoing credit assessment of Alon's customer base and a lack of concentration in Alon's customer base. Alon performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero Energy Corporation ("Valero") and J. Aron & Company (“J. Aron”) each accounted for more than 10% of Alon's net sales for the years ended December 31, 2012, 2011 and 2010. Alon's allowance for doubtful accounts is reflected as a reduction of accounts and other receivables in the consolidated balance sheets.
Accounts and other receivables consisted of the following:

	December 31,
	2012	2011
Trade accounts receivable	$162,424	$197,417
Other receivables	21,791	47,214
Total accounts and other receivables	$184,215	$244,631
The following table sets forth the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (1)	Balance at End of Period
2012	$437	146	—	$583
2011	$22,321	—	(21,884)	$437
2010	$23,867	(35)	(1,511)	$22,321
________

(1)	Amounts written off net of recoveries. The 2011 deduction is related to the write-off of the SEMGroup, LP bankruptcy amounts charged to expense in 2009 and 2008.

(8)	Inventories
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Carrying value of inventories consisted of the following:

	As of December 31,
	2012	2011
Crude oil, refined products, asphalt and blendstocks	$40,068	$37,159
Crude oil inventory consigned to others	91,876	62,489
Materials and supplies	21,919	21,491
Store merchandise	22,139	19,322
Store fuel	7,917	6,811
Total inventories	$183,919	$147,272
Crude oil, refined products, asphalt and blendstock inventories totaled 1,964 thousand barrels and 1,838 thousand barrels as of December 31, 2012 and 2011, respectively. A reduction of inventory volumes during 2012, 2011 and 2010 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in previous years. The liquidation decreased cost of sales by approximately $13,572 in 2012, $59,332 in 2011 and $18,619 in 2010.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $58,213 and $93,401 at December 31, 2012 and 2011, respectively.
Alon recorded liabilities associated with this consigned inventory of $115,955 in other non-current liabilities at December 31, 2012, and $26,389 in accounts payable and $58,328 in other non-current liabilities at December 31, 2011.
Additionally, Alon recorded accounts receivable of $5,878 and accrued liabilities of $117 at December 31, 2012 and 2011, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
(9) Inventory Financing Agreements
Alon has entered into supply and offtake agreements with J. Aron & Co. ("J. Aron"), to support the operations of the Big Spring, Krotz Springs and California refineries (the “Supply and Offtake Agreements”). Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market price, crude oil for processing at the refineries and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refineries.
In connection with the execution of the Supply and Offtake Agreements, Alon also entered into agreements that provided for the sale, at market prices, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreements, as amended, have initial terms that expire in May 2018. J. Aron may elect to terminate the agreements prior to the initial term in May 2015 and upon each anniversary thereof provided Alon receives notice of termination at least six months prior to that date. Alon may elect to terminate in May 2017, provided Alon gives notice of termination at least six months prior to that date.
In February 2013, the Supply and Offtake Agreements were further amended and have initial terms that expire in May 2019. J. Aron may elect to terminate the agreements prior to the initial term in May 2016 and upon each anniversary thereof provided Alon receives notice of termination at least six months prior to that date. Alon may elect to terminate the agreements in May 2018, provided Alon gives notice of termination at least six months prior to that date.
Following expiration or termination of the Supply and Offtake Agreements, Alon is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at market prices at that time.
In association with the supply and offtake agreement at the Krotz Springs refinery, Alon entered into a secured Credit Agreement (the “Krotz Springs Standby LC Facility”) by and between Alon, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Krotz Springs Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Krotz Springs Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of Alon Refining Krotz Springs, Inc. and its subsidiaries ("ARKS"), a wholly owned subsidiary of Alon. The Krotz Springs Standby LC Facility includes customary events of default and restrictions on the activities of ARKS. The Krotz Springs Standby LC Facility contains no maintenance financial covenants. At this time there is no further availability under the Standby LC Facility.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

At December 31, 2012 and 2011, Alon had net current payables to J. Aron for purchases of $37,940 and $14,905, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $12,496, respectively, recorded in other assets. Alon had other non-current liabilities of $115,955 at December 31, 2012 and current payables of $26,389 and other non-current liabilities of $58,328 at December 31, 2011.

(10)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2012	2011
Refining facilities	$1,781,701	$1,718,792
Pipelines and terminals	43,445	43,414
Retail	164,998	147,679
Other	14,296	18,685
Property, plant and equipment, gross	2,004,440	1,928,570
Less accumulated depreciation	(511,947)	(423,700)
Property, plant and equipment, net	$1,492,493	$1,504,870
The useful lives on depreciable assets used to determine depreciation expense were as follows:

Refining facilities	3 – 20 years; average 18 years
Pipelines and terminals	5 – 25 years; average 23 years
Retail	5 – 40 years; average 8 years
Other	3 – 15 years; average 5 years
Alon capitalized interest of $2,640, $2,273 and $1,004 for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $103,134, $94,567 and $88,066, respectively.

(11)	Other Assets
Other assets consisted of the following:

	As of December 31,
	2012	2011
Deferred turnaround and chemical catalyst cost	$15,978	$20,998
Environmental receivables	13,563	17,369
Deferred debt issuance costs	14,705	12,354
Intangible assets, net	9,384	7,418
Receivable from supply agreements	26,179	12,496
Other, net	14,849	19,254
Total other assets	$94,658	$89,889
Debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of debt issuance costs was $6,296, $6,493, and $5,825 for the years ended December 31, 2012, 2011 and 2010, respectively, and is recorded as interest expense in the consolidated statements of operations. Additionally, $8,826 and $6,659 of unamortized debt issuance costs were written off in 2012 and 2010, respectively (Note 14). Unamortized debt issuance costs written off in 2012 were related to the prepayment of the Alon Energy Term Loan. Unamortized debt issuance costs written off in 2010 were related to the prepayment of the Alon Refining Krotz Springs, Inc. revolving credit facility in the first quarter of 2010.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(12)	Accrued Liabilities and Other Non-Current Liabilities
Accrued liabilities and other non-current liabilities consisted of the following:

	As of December 31,
	2012	2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$37,888	$32,892
Employee costs	18,995	11,368
Commodity contracts	1,444	10,897
Accrued finance charges	11,633	10,902
Environmental accrual	6,730	6,292
Other	25,889	19,065
Total accrued liabilities	$102,579	$91,416

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$58,270	$46,493
Environmental accrual (Note 20)	54,672	59,171
Asset retirement obligations	11,867	11,442
Interest rate swap valuations	—	4,197
Consignment inventory	115,955	58,328
Other	14,182	12,434
Total other non-current liabilities	$254,946	$192,065
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
The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Balance at beginning of year	$11,442	$10,932
Accretion expense	501	534
Additional accretion due to change in risk free interest rate	—	—
Retirements	(98)	(24)
Additions	22	—
Balance at end of year	$11,867	$11,442

(13)	Postretirement Benefits

(a)	Retirement Plans
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The measurement dates used to determine pension benefit measures for the pension plan is December 31, 2012 and 2011. Financial information related to Alon's pension plans is presented below.

	Pension Benefits
	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$88,244	$73,158
Service cost	3,577	4,007
Interest cost	4,128	4,139
Actuarial loss	18,018	9,383
Benefits paid	(2,436)	(2,443)
Projected benefit obligations at end of year	$111,531	$88,244
Change in plan assets:
Fair value of plan assets at beginning of year	$46,142	$43,322
Actual gain (loss) on plan assets	7,128	(562)
Employer contribution	6,796	5,825
Benefits paid	(2,436)	(2,443)
Fair value of plan assets at end of year	$57,630	$46,142
Reconciliation of funded status:
Fair value of plan assets at end of year	$57,630	$46,142
Less projected benefit obligations at end of year	111,531	88,244
Under-funded status at end of year	$(53,901)	$(42,102)
The pre-tax amounts related to the defined benefit plans recognized in the consolidated balance sheets as of December 31, 2012 and 2011 were as follows:

	Pension Benefits
	2012	2011
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(53,901)	$(42,102)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2012	2011
Net actuarial loss	$(55,156)	$(42,606)
Prior service credit	378	429
Total	$(54,778)	$(42,177)
The following amounts included in accumulated other comprehensive income (loss) as of December 31, 2012 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2013:

Pension Benefits
Amortization of prior service cost (credit)	$24
Amortization of loss	2,558
Total	$2,582
As of December 31, 2012 and 2011, the accumulated benefit obligation for each of Alon's pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

	As of December 31,
	2012	2011
Projected benefit obligation	$111,531	$88,244
Accumulated benefit obligation	99,114	83,965
Fair value of plan assets	57,630	46,142
The weighted-average assumptions used to determine benefit obligations at December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits
	2012	2011	2010
Discount rate	4.00%	4.75%	5.75%
Rate of compensation increase	3.00%	1.50%	2.50%
The discount rate used reflects the expected future cash flow based on Alon's funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end because it has been specifically designed to help pension funds comply with statutory funding guidelines.
The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits
	2012	2011	2010
Discount rate	4.75%	5.75%	5.93%
Expected return on plan assets	8.60%	8.25%	9.00%
Rate of compensation increase	1.50%	2.50%	2.50%
Alon's overall expected long-term rate of return on assets is 9.0%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods are as follows:

	Pension Benefits
	Year Ended December 31,
	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$3,577	$4,007	$4,073
Interest cost	4,128	4,139	3,784
Amortization of prior service costs	24	(58)	(58)
Expected return on plan assets	(4,305)	(3,731)	(3,619)
Recognized net actuarial loss	2,558	1,849	1,599
Net periodic benefit cost	$5,982	$6,206	$5,779
Plan Assets
The weighted-average asset allocation of Alon's pension benefits at December 31, 2012 and 2011 was as follows:

	Pension Benefits
	Plan Assets
	2012	2011
Asset Category:
Equity securities	79.3%	77.7%
Debt securities	10.2%	11.7%
Real estate investment trust	10.5%	10.6%
Total	100.0%	100.0%

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The fair value of Alon's pension assets by category as of December 31, 2012 and 2011 were as follows:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2012
Equity securities:
U.S companies	$36,292	$—	$—	$36,292
International companies	9,157	—	—	9,157
Debt securities:
Preferred securities	3,085	—	—	3,085
Bond & mortgage backed securities	—	3,073	—	3,073
Real estate securities	6,023	—	—	6,023
Total	$54,557	$3,073	$—	$57,630
Year Ended December 31, 2011
Equity securities:
U.S companies	$29,239	$—	$—	$29,239
International companies	6,599	—	—	6,599
Debt securities:
Preferred securities	2,593	—	—	2,593
Bond & mortgage backed securities	—	2,812	—	2,812
Real estate securities	4,899	—	—	4,899
Total	$43,330	$2,812	$—	$46,142
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
Cash Flows
Alon contributed $6,796 and $5,825 to the pension plan for the years ended December 31, 2012 and 2011, respectively, and expects to contribute $5,924 to the pension plan in 2013. There were no employee contributions to the plans.
The benefits expected to be paid in each year 2013 – 2017 are $3,087; $3,901; $3,646; $4,055 and $4,360, respectively. The aggregate benefits expected to be paid in the five years from 2018 – 2022 are $27,260. The expected benefits are based on the same assumptions used to measure Alon's benefit obligation at December 31, 2012 and include estimated future employee service.
401(k) Savings Plans
Alon sponsors a 401(k) savings plan that is available to all employees, excluding employees of the retail segment. Alon matches 100% of individual participant contributions up to 3% of compensation. In 2012, Alon revised its 401(k) savings plan that is available to certain employees represented by a union at our Big Spring refinery, in which Alon matches individual participant contributions up to 8% of compensation. Alon's contribution for the years ended December 31, 2012 and 2011 was $2,289 and $1,472, respectively.
Alon sponsors a 401(k) savings plan that is available to the employees of Alon's retail segment. Retail employees may contribute up to 50% of their pay after completing three months of service. Alon matches from 1% to 4.5% of employee compensation. Alon's contribution for the years ended December 31, 2012 and 2011 was $819 and $648, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)	Postretirement Medical Plan
In addition to providing pension benefits, Alon adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who meet eligibility requirements in the plan documents. The health care benefits in excess of certain limits are insured. The accrued benefit liability reflected in the consolidated balance sheets was $5,068 and $4,827 at December 31, 2012 and 2011, respectively, related to this plan.
As of December 31, 2012, the total accumulated postretirement benefit obligation under the postretirement medical plan was $5,068.

(14)	Indebtedness
Debt consisted of the following:

	As of December 31,
	2012	2011
Term loan credit facility	$246,311	$425,250
Revolving credit facilities	49,000	308,341
Senior secured notes	211,573	209,324
Retail credit facilities	80,133	107,281
Total debt	587,017	1,050,196
Less current portion	(9,504)	(119,874)
Total long-term debt	$577,513	$930,322

(a)	Alon USA Energy, Inc. Credit Facilities
2006 Term Loan Credit Facility. In June 2006, Alon entered into a $450,000 term loan (“2006 Term Loan”). The 2006 Term Loan required principal repayments of $4,500 per annum paid in quarterly installments until maturity in August 2013. In November 2012, Alon repaid in full its obligations under the 2006 Term Loan. As a result of the prepayment of the 2006 Term Loan, a write-off of unamortized debt issuance costs of $1,459 is included in interest expense on the consolidated statements of operations for the year ended December 31, 2012.
At December 31, 2011, the 2006 Term Loan had an outstanding balance of $425,250.
Alon USA Term Loan Credit Facility. In November 2012, Alon entered into a term loan (“Alon USA Term Loan”) with an aggregate principal amount of $450,000, issued at an offering price of 95%, that will mature in November 2018. Proceeds from the Alon USA Term Loan were used to repay in full Alon's obligations under the 2006 Term Loan and for general corporate purposes.
In connection with the closing of the Partnership's initial public offering in November 2012 (the "Offering"), Alon assigned $250,000 of the aggregate principal balance of the Alon USA Term Loan to the Partnership.
Alon used primarily proceeds from the Offering to fully repay the remaining outstanding balance of the Alon USA Term Loan.
As a result of the prepayment of the Alon USA Term Loan, write-offs of unamortized original issuance discount and debt issuance costs of $18,750 and $7,367, respectively, are included in interest expense on the consolidated statements of operations for the year ended December 31, 2012.
Letter of Credit Facility. In March 2010, Alon entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letter of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60,000 with a sub-limit for borrowings not to exceed $30,000. This facility will terminate in March 2013. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants. Borrowings under this facility bear interest at the Eurodollar rate plus 3.00% per annum subject to an overall minimum interest rate of 4.00%.
At December 31, 2012 and 2011, Alon had outstanding letters of credit under this facility of $59,485 and $47,561, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)	Alon USA Partners, LP Credit Facility
Partnership Term Loan Credit Facility. In connection with the Offering, the Partnership was assigned $250,000 of the aggregate principal balance of the Alon USA Term Loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2,500 per annum paid in quarterly installments until maturity in November 2018.
Borrowings under the Partnership Term Loan bear interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of approximately 8.00% per annum for a per annum rate of approximately 9.25%, based on current market rates at December 31, 2012.
The Partnership Term Loan is secured by a first priority lien on all of the Partnership’s fixed assets and other specified property, as well as on the general partner interest in the Partnership held by the General Partner, and a second lien on the Partnership’s cash, accounts receivables, inventories and related assets.
The Partnership Term Loan contains restrictive covenants, such as restrictions on liens, mergers, consolidations, sales of assets, additional indebtedness, different businesses, certain lease obligations and certain restricted payments. The Partnership Term Loan does not contain any maintenance financial covenants.
At December 31, 2012, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $246,311.
Revolving Credit Facility. Alon has a $240,000 revolving credit facility (the “Alon USA LP Credit Facility”) that will mature in March 2016. The Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Alon USA LP Credit Facility is secured by (i) a first lien on cash, accounts receivables, inventories and related assets and (ii) a second lien on fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. (“Alon Holdings”) and its subsidiaries other than Alon Pipeline Logistics, LLC (“Alon Logistics”), the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and our retail subsidiaries.
The Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $49,000 and $200,000 were outstanding under the Alon USA LP Credit Facility at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, outstanding letters of credit under the Alon USA LP Credit Facility were $58,759 and $35,509, respectively.

(c)	Paramount Petroleum Corporation Credit Facility
Revolving Credit Facility. Paramount Petroleum Corporation had a $300,000 million revolving credit facility. In February 2012, Alon repaid in full its obligations under the revolving credit facility.
At December 31, 2011, borrowings of $108,341 were included in current portion of long-term debt, and outstanding letters of credit were $17,996.

(d)	Alon Refining Krotz Springs, Inc. Credit Facilities
Senior Secured Notes. In October 2009, ARKS issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216,500 in a private offering. In February 2010, ARKS exchanged $216,500 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions. The Senior Secured Notes were issued at an offering price of 94.857% and ARKS received gross proceeds of $205,365 (before fees and expenses related to the offering).
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

At December 31, 2012 and 2011, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $211,573 and $209,324, respectively. ARKS is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.

(e)	Retail Credit Facilities
Alon Brands Term Loans. In March 2011, Alon Brands issued $30,000 five-year unsecured notes (the "Alon Brands Term Loans") to a group of investors including certain shareholders of Alon Israel and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, we issued 3,092,783 warrants to purchase shares of Alon's common stock. The allocated fair value of the warrants was $10,988 and was recorded as additional paid-in capital at the time of issuance.
In March 2012, Alon issued $30,000 of 8.5% Series B Convertible Preferred Stock to the holders of the Alon Brands Term Loans and repaid in full its obligations under the Alon Brands Term Loans. Also as part of the transaction, the warrants issued in conjunction with the Alon Brands Term Loans were surrendered to Alon. As the Alon Brands Term Loans were originally issued at a discount, the remaining $9,624 of unamortized original issuance discount was charged to interest expense in the consolidated statements of operations for the year ended December 31, 2012.
At December 31, 2011, the Alon Brands Term Loans had an outstanding balance (net of unamortized discount) of $20,116.
Term Credit Agreement. Southwest Convenience Stores, LLC (“SCS”) is party to a credit agreement (the “SCS Credit Agreement”) that, as amended, matures in December 2015. In December 2010, SCS entered into an amendment to the SCS Credit Agreement, which increased the amount outstanding from $73,361 (“SCS Refinancing Term Loan”) by $10,000 (“SCS Additional Term Loan”) and also included a revolving credit loan (“SCS Revolving Credit Loan”) with a maximum loan amount of the lesser of the borrowing base or $10,000.
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
At December 31, 2012 and 2011, the SCS Credit Agreement had an outstanding balance under the term loans of $69,580 and $76,470, respectively. At December 31, 2012 and 2011, the SCS Revolving Credit Loan had an outstanding balance of $10,000 and $10,000, respectively.

(f)	Other Retail Related Credit Facilities
In 2003, Alon obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.5% and 9.7%, with 5 to 15 year payment terms. At December 31, 2012 and 2011, the outstanding balances were $553 and $695, respectively.

(g)	Financial Covenants
Alon has certain credit facilities that contain restrictive covenants, including maintenance financial covenants. At December 31, 2012, Alon was in compliance with these covenants.

(h)	Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2012 are as follows:

2013	$9,504
2014	221,041
2015	68,381
2016	51,571
2017	2,565
2018 and thereafter	233,955
Total	$587,017

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(i)	Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2012	2011	2010
Interest expense	$57,987	$57,569	$64,273
Letters of credit and finance charges	28,159	23,471	17,501
Amortization of debt issuance costs	6,296	6,493	5,825
Write-off of debt issuance costs	8,826	—	6,659
Amortization of original issuance discount	2,570	3,050	1,685
Write-off of original issuance discount	28,374	—	—
Capitalized interest	(2,640)	(2,273)	(1,004)
Total interest expense	$129,572	$88,310	$94,939

(15)	Stockholders' Equity

(a)	Common stock (share value in dollars)
The authorized common stock of Alon consists of 150,000,000 shares of common stock, $0.01 par value. Issued and outstanding shares of common stock were 61,272,429 and 56,107,986 as of December 31, 2012 and 2011, respectively.
Standby Equity Distribution Agreement. In January 2011, Alon entered into a Standby Equity Distribution Agreement (the "SEDA”) with YA Global Master SPV Ltd. ("YA Global”) to purchase up to $25,000 of Alon USA Energy, Inc. common stock ("Common Stock"). At any time during the effective period of the agreement, Alon may require YA Global to purchase shares of Common Stock by delivering an advance notice (as provided for in the SEDA) to YA Global. The purchase price of the Common Stock is 98.5% of the market price during the five consecutive trading days after the receipt of the advance notice is provided to YA Global. In no event shall the number of shares of Common Stock owned by YA Global and its affiliates exceed 4.99% of the outstanding Common Stock at that time. The SEDA expired in January 2013. During 2011, Alon sold Common Stock with total proceeds of $11,900.
Warrants. In conjunction with the issuance of the Alon Brands Term Loans, Alon issued 3,092,783 warrants to purchase shares of Alon USA Energy, Inc. common stock at an initial exercise price per share of $9.70. In conjunction with the repayment of the Alon Brands Term Loans in March 2012, all warrants were surrendered to Alon.
Amended Shareholder Agreement. In 2011, an agreement was reached with one of the non-controlling interest shareholders of Alon Assets, Inc. ("Alon Assets") and Alon USA Operating, Inc. ("Alon Operating"), whereby the participant would exchange 2,019 shares of Alon Assets and 758 shares of Alon Operating ratably over a three year period for up to 377,710 shares of Alon's common stock. One-third of the Alon Assets and Alon Operating shares were exchanged in each of October 2012 and October 2011, and the remaining one-third will be exchanged in October 2013.
In 2012, Alon signed agreements with the remaining non-controlling interest shareholders of Alon Assets and Alon Operating. Alon has the right to exchange 581,699 shares of its common stock over a period of 12 quarters and 2,326,946 shares of its common stock over a period of 20 quarters, beginning July 2012, for 15,549.3 shares of Alon Assets and 5,839.1 shares of Alon Operating.
In 2012, 455,547 shares of Alon's common stock were issued in exchange for 2,435.31 shares of Alon Assets and 914.49 shares of Alon Operating. Compensation expense associated with the difference in value between the participants ownership of Alon Assets and Alon Operating compared to Alon's common stock of $1,036 and $542 was recognized for the years ended December 31, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

For the years ended December 31, 2012, 2011 and 2010, activity in the number of common stock was as follows:

Common Stock
(in thousands)
Balance as of December 31, 2009	54,171
Shares forfeited	—
Shares issued in connection with stock plans	10
Shares issued for payment of preferred stock dividends	101
Balance as of December 31, 2010	54,282
Shares forfeited	—
Shares issued in connection with stock plans	186
Shares issued for payment of preferred stock dividends	328
Shares issued in connection with standby equity distribution agreement	1,228
Shares issued in connection with amended shareholder agreement	84
Balance as of December 31, 2011	56,108
Shares forfeited	(20)
Shares issued in connection with stock plans	256
Shares issued for payment of preferred stock dividends	358
Shares issued in connection with preferred share conversions	4,125
Shares issued in connection with amended shareholder agreement	445
Balance as of December 31, 2012	61,272

(b)	Preferred stock (share value in dollars)
The authorized preferred stock of Alon consists of 15,000,000 shares of convertible preferred stock, $0.01 par value. Issued and outstanding shares of preferred stock were 4,220,000 and 4,000,000 as of December 31, 2012 and 2011, respectively.
In October 2010, Alon completed a registered direct offering of 4,000,000 shares of Alon's 8.5% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering price of $40,000 less offering expenses, of which Alon Israel purchased $35,000. The holders of the Series A Preferred Stock can convert, at the holder's option, the Series A Preferred Stock into Alon's common stock based on an initial conversion price of $6.74 per share of Alon's common stock, in each case subject to adjustments. The Series A Preferred Stock may be redeemed at Alon's option after October 28, 2017, but under certain conditions Alon has the right to convert the Series A Preferred Stock into Alon common stock from October 2013. If all of the Series A Preferred Stock were to be converted into Alon's common stock based on the initial conversion price, then 5,934,800 shares of Alon's common stock would be issued.
In March 2012, Alon issued 3,000,000 shares of 8.5% Series B Convertible Preferred Stock (the "Series B Preferred Stock") to a group of investors who held, in the aggregate, $30,000 of the Alon Brands Term Loans and 3,092,783 warrants to purchase shares of Alon's common stock. Alon repaid in full its obligations under the Alon Brands Term Loans and the warrants were surrendered to Alon. The terms of the Series B Preferred Stock are substantially the same as the terms of the Series A Preferred Stock except that, based on certain conditions, Alon has the right to convert the Series B Preferred Stock into Alon common stock from March 2015. If all of the Series B Preferred Stock were to be converted into Alon's common stock based on the initial conversion price of $6.74 per share, then 4,451,100 shares of Alon's common stock would be issued.
During the year ended December 31, 2012, certain holders converted 500,000 shares of Series A Preferred Stock and 2,280,000 shares of Series B Preferred Stock to 4,124,686 shares of Alon's common stock.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(c)	Dividends
Common Stock Dividends. Alon paid regular quarterly cash dividends of $0.04 per share on Alon's common stock in 2012 on each of the following dates: March 15, 2012; June 15, 2012; September 19, 2012; and December 17, 2012. Additionally, the non-controlling interest stockholders of Alon Assets and Alon Operating received aggregate cash dividends of $524.
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
Preferred Stock Dividends. Alon issued 358,000 and 328,000 shares in aggregate of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders for the years ended December 31, 2012 and 2011, respectively.

(16)	Stock-Based Compensation
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
In May 2012, Alon granted awards of 180,000 restricted shares to certain executive officers at a weighted average grant date price of $8.77.  These May 2012 restricted shares will vest as follows:  50% on May 10, 2013 and 50% on May 10, 2016, assuming continued service at vesting.
In August 2012, Alon granted awards of 37,500 restricted shares to certain executive officers at a weighted average grant date price of $13.95.  These August 2012 restricted shares will vest on May 10, 2013, assuming continued service at vesting.
In May 2011, Alon granted awards of 180,000 restricted shares to certain executive officers at a weighted average grant date price of $13.53. These May 2011 restricted shares are 50% vested as of December 31, 2012, with the remaining 50% vesting on May 10, 2016, assuming continued service at vesting.
Compensation expense for the restricted stock grants amounted to $1,656, $1,054 and $75 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table summarizes the restricted share activity from January 1, 2011:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2011	16,169	$9.28
Granted	186,015	13.50
Vested	(7,278)	10.31
Forfeited	—	—
Nonvested at December 31, 2011	194,906	$13.26
Granted	228,648	9.63
Vested	(97,424)	13.27
Forfeited	—	—
Nonvested at December 31, 2012	326,130	$10.71
As of December 31, 2012, there was $2,065 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The fair value of shares vested in 2012 was $848.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $1,496 and $997 for the years ended December 31, 2012 and 2011, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Senior Executive Plan Bonuses.  In August 2012, Alon granted 37,500 shares of common stock to certain executive officers at a weighted average grant date price of $13.95.  These shares vested immediately upon issuance.  Compensation expense for the bonuses amounted to $523 for the year ended December 31, 2012, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights.
Through December 31, 2012, Alon has granted awards of 599,165 SARs to certain officers and key employees of Alon. Of these awards, 60% have a grant price of $28.46 and the remaining SARs have grant prices ranging from $10.00 to $16.00. Of the 599,165 SARs granted, 524,103 SARs are fully vested. Of the remaining 75,062 SARs that are not vested as of December 31, 2012, 60,938 will vest in 2013, 9,562 will vest in 2014 with the remaining 4,562 vesting in 2015. As of December 31, 2012, 283,458 SARs have expired without being exercised.
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
Compensation expense for the SARs grants amounted to $56, $336 and $500 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(17)	Income Taxes
Income tax expense (benefit) included the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$3,074	$—	$7,965
State	4,788	1,502	118
Total current	$7,862	$1,502	$8,083
Deferred:
Federal	$41,868	$20,285	$(90,237)
State	154	(2,869)	(8,358)
Total deferred	42,022	17,416	(98,595)
Income tax expense (benefit)	$49,884	$18,918	$(90,512)
A reconciliation between the income tax expense (benefit) computed on pretax income (loss) at the statutory federal rate and the actual provision for income tax expense (benefit) is as follows:

	Year Ended December 31,
	2012	2011	2010
Computed expected tax expense (benefit)	$49,169	$21,933	$(78,079)
State and local income taxes, net of federal benefit	3,373	373	(8,413)
Tax effect of Partnership non-controlling income	(2,426)	—	—
Bargain purchase gain	—	—	(6,118)
Other, net	(232)	(3,388)	2,098
Income tax expense (benefit)	$49,884	$18,918	$(90,512)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.

	As of December 31,
	2012	2011
Deferred income tax assets:
Accounts receivable, allowance	$211	$157
Accrued liabilities and other	1,694	1,733
Post-retirement benefits	21,887	17,028
Non-current accrued liabilities and other	21,220	24,393
Net operating loss carryover	22,211	86,969
Tax credits	19,597	16,677
Other	7,568	7,052
Deferred income tax assets	$94,388	$154,009
Deferred income tax liabilities:
Deferred gain on the Offering of the Partnership	$(50,581)	$—
Deferred charges	(271)	(175)
Unrealized gains	504	(8,472)
Property, plant and equipment	(385,567)	(380,685)
Other non-current	(4,907)	(4,830)
Inventories	11,021	(6,494)
Intangibles	(7,637)	(6,268)
Deferred income tax liabilities	$(437,438)	$(406,924)
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
At December 31, 2012, Alon has used all the regular tax net operating loss carryforwards for Federal income tax purposes. However, Alon has net operating loss carryforwards for state and local income tax purposes of $429,258 which are available to offset future state taxable income in various years through 2031.
Alon has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income (loss), net, in the consolidated statements of operations. Alon is subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California, Texas, New Mexico, Oklahoma and Louisiana comprising the majority of the Company's state income tax. The federal tax years 2000 to 2008 are closed to audit. The federal tax year 2009 has been audited by the IRS, but the statute remains open. In general, the state tax years open to audit range from 2006 to 2010. Alon's liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2012, as there were no unrecognized tax benefits recorded in 2012.

(18)	Earnings (Loss) Per Share
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The calculation of earnings (loss) per share, basic and diluted, for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Year Ended December 31,
	2012	2011	2010
Net income (loss) available to stockholders	$79,134	$42,507	$(122,932)
less: preferred stock dividends	4,892	—	—
Net income (loss) available to common stockholders	74,242	42,507	(122,932)

Weighted average number of shares of common stock outstanding	57,501	55,431	54,186
Dilutive SARs, RSUs, convertible preferred stock and warrants	6,416	5,970	—
Weighted average number of shares of common stock outstanding assuming dilution	63,917	61,401	54,186
Earnings (loss) per share – basic	$1.29	$0.77	$(2.27)
Earnings (loss) per share – diluted	$1.24	$0.69	$(2.27)

(19)	Related Party Transactions
(a)Alon Brands Term Loans
In March 2011, Alon Brands issued $12,000 five-year unsecured notes to certain shareholders of Alon Israel and their affiliates as part of the Alon Brands Term Loans. In conjunction with the issuance of the Alon Brands Term Loans, Alon issued to certain shareholders of Alon Israel 1,237,113 warrants to purchase shares of Alon's common stock.
In March 2012, Alon issued $12,000 of 8.5% Series B Convertible Preferred Stock to certain shareholders of Alon Israel and their affiliates. Alon repaid all amounts due under the Alon Brands Term Loans and the warrants held by Alon Israel and their affiliates were surrendered to Alon.
(b)Sale of ARL Preferred Shares
In connection with the acquisition of the Krotz Springs refinery, pursuant to a stock purchase agreement Alon Israel Oil Company, Ltd. (“Alon Israel”) provided letters of credit in the amount of $55,000 to support the borrowing base of ARKS and purchased shares of Series A Preferred Stock of Alon Refining Louisiana, Inc. for $80,000. Alon Israel issued an additional $25,000 of letters of credit in the first quarter of 2009 for the benefit of ARKS. In December 2009, Alon Israel's shares of Series A Preferred Stock were exchanged for 7,351,051 shares of Alon common stock. In connection with the termination of the ARKS revolving credit facility, Alon returned to Alon Israel $65,000 of letters of credit, leaving $15,000 of letters of credit. On December 31, 2012, Alon returned $12,500 of letters of credit to Alon Israel leaving $2,500 of letters of credit outstanding. In the event that any letter of credit, provided by Alon Israel, is drawn upon by beneficiaries of a letter of credit, a promissory note will be issued in favor of Alon Israel for the amount of any such drawn letter of credit. This promissory note will provide that Alon Israel may exchange the promissory note for shares of Alon common stock.
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
(g)Purchase of Equipment
During the year ended December 31, 2012, Alon purchased, from an affiliate, hydrotreating equipment and other refinery processing equipment for $18,000 and $8,000, respectively.

(20)	Commitments and Contingencies

(a)	Leases
Alon has long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. Alon also has long-term lease commitments for land at its Krotz Springs refinery. In most cases Alon expects that in the normal course of business, Alon's leases will be renewed or replaced by other leases. Alon has commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next twenty years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2012, minimum lease payments on operating leases were as follows:

Year ending December 31:
2013	$23,693
2014	21,561
2015	18,143
2016	16,101
2017	14,915
2018 and thereafter	44,872
Total	$139,285
Total rental expense was $34,943, $42,218, and $47,023 for the years ended December 31, 2012, 2011, and 2010, respectively. Contingent rentals and subleases were not significant.

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
Alon has a throughput and deficiency agreement with Sunoco Pipeline, LP that gives Alon the option to transport crude oil through the Amdel Pipeline (1) either westbound from the Nederland Terminal to the Big Spring refinery, or (2) eastbound from the Big Spring refinery to the Nederland Terminal for further barge transportation to the Krotz Springs refinery. The minimum throughput commitment by Alon is 15,645 bpd. The agreement is for 5 years from the operational date of September 2012 with an option to extend the New Agreement by four additional thirty-month periods.
Alon has an arrangement with Centurion through June 2021. This arrangement gives Alon transportation pipeline capacity to ship a minimum of 21,500 bpd of crude oil from Midland to the Big Spring refinery using Centurion's approximately forty-mile long pipeline system from Midland to Roberts Junction and Alon's three-mile pipeline from Roberts Junction to the Big Spring refinery which Alon leases to Centurion. The arrangement was amended April 1, 2012 to increase the minimum to 25,000 bpd.
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
Alon has accrued environmental remediation obligations of $61,402 ($6,730 current payable and $54,672 non-current liability) at December 31, 2012, and $65,463 ($6,292 current payable and $59,171 non-current liability) at December 31, 2011. The net environmental obligations (net of discount of $11,787) for which discounting were applied were $47,800. Those obligations were discounted at a rate of 4%. The aggregate gross disbursements for Alon's discounted environmental obligations for each of the five years subsequent to December 31, 2012 are as follows: 2013 - $4,362; 2014 - $3,512; 2015 - $3,432; 2016 - $3,317; 2017 - $3,242 and thereafter - $29,935.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded current receivables of $3,239 and $706 and non-current receivables of $11,599 and $15,719 at December 31, 2012 and 2011, respectively.
Alon has indemnification agreements with prior owners for part of the remediation expenses at certain West Coast assets. Alon has recorded current receivables of $604 and $1,893 and non-current receivables of $1,964 and $1,650 at December 31, 2012 and 2011, respectively.

(21)	Quarterly Information (unaudited)
Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth	Full Year
2012
Net Sales	$1,792,133	$1,910,489	$2,360,334	$1,954,785	$8,017,741
Operating income (loss)	(9,782)	92,638	90,346	96,273	269,475
Net income (loss) available to stockholders	(29,367)	43,091	43,223	22,187	79,134
Earnings (loss) per share, basic	$(0.52)	$0.77	$0.76	$0.35	$1.29
Weighted average shares outstanding	56,028	56,238	56,699	61,041	57,501

2011
Net Sales	$1,651,104	$1,595,631	$2,056,653	$1,882,869	$7,186,257
Operating income (loss)	73,293	40,512	81,954	(14,238)	181,521
Net income (loss) available to stockholders	13,065	13,734	28,621	(12,913)	42,507
Earnings (loss) per share, basic	$0.24	$0.25	$0.51	$(0.23)	$0.77
Weighted average shares outstanding	54,549	55,533	55,755	55,853	55,431

(22)	Subsequent Event
Dividend Declared
On February 2, 2013, Alon declared its regular quarterly cash dividend of $0.04 per share on Alon’s common stock, payable on March 15, 2013, to stockholders of record at the close of business on March 1, 2013.
Partnership Distribution
On February 13, 2013 the Board of the General Partner announced a cash distribution to the Partnership's common unitholders for the period following the closing of its initial public offering through December 31, 2012 of $0.57 per common unit. The cash distribution was paid on March 1, 2013 to unitholders of record at the close of business on February 22, 2013.

EXHIBITS

Exhibit No.	Description of Exhibit
1.1
Underwriting Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc., Alon USA GP, LLC and Alon USA Energy, Inc. and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein, dated November 19, 2012 (incorporated by reference to Exhibit 1.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

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
4.5
Form of Certificate of Designation of the 8.75% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

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

10.12
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
10.13
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

10.14
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

10.15
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

10.16
Waiver, Consent, Partial Release and Fourth Amendment, dated as of July 2, 2008, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.17
Fifth Amendment to Amended Revolving Credit Agreement, dated as of July 31, 2009, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2009, SEC File No. 001-32567).

10.18
Sixth Amendment to Amended Revolving Credit Agreement, dated as of May 10, 2010, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2010, SEC File No. 001-32567).

10.19
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

10.22
Tenth Amendment to Amended Revolving Credit Agreement, dated as of March 6, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.21 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.23
Eleventh Amendment to Amended Revolving Credit Agreement, dated as of November 13, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.24
Twelfth Amendment to Amended Revolving Credit Agreement, dated as of November 16, 2012, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.25
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

10.27
Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.28
First Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.29
Amended and Restated Credit Agreement, dated as of December 30, 2010, among Southwest Convenience Stores, LLC, Skinny's, LLC, the lenders party thereto and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 6, 2011, SEC File No. 001-32567).

10.30
First Amendment to the Amended and Restated Credit Agreement, dated as of April 20, 2012, by and among Southwest Convenience Stores, LLC, Skinny's, LLC, the lenders party thereto and Wells Fargo Bank, National Association (incorportated by reference to Exhibit 10.1 to Form 10-Q Filed by the Company on May 9, 2012, SEC File No. 001-32567).

10.31
Credit and Guaranty Agreement, dated as of November 13, 2012, among Alon USA Energy, Inc., Alon USA Partners, LP, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.32
Credit and Guaranty Agreement, dated as of November 26, 2012, among Alon USA Partners, LP, Alon USA Partners GP, LLC and certain subsidiaries of Alon USA Partners, LP, as Guarantors, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 30, 2012, SEC File No. 001-32567).

10.33
Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.34
Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.35
Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.36*
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

10.39*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.40*
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

10.43*
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

Exhibit No.	Description of Exhibit
10.45*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.46*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.47*	Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC.
10.48*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.49*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.50*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.51*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.52*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.53*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.54*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.55*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
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

10.72	Amendment to Shareholder Agreements – Option Shares, between Alon Assets, Inc., Alon Operating, Inc., Alon USA Energy, Inc. and Joseph A. Concienne, dated October 3, 2011.
10.73
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.74*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 9, 2012, SEC File No. 001-32567).

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

10.81*	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).
10.82*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.83
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
10.84
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

10.86
Agreement and Plan of Merger, dated as of April 28, 2006, among Alon USA Energy, Inc., Apex Oil Company, Inc., Edgington Oil Company, and EOC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.87
Agreement and Plan of Merger, dated March 2, 2007, by and among Alon USA Energy, Inc., Alon USA Interests, LLC, ALOSKI, LLC, Skinny's, Inc. and the Davis Shareholders (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 6, 2007, SEC File No. 001-32567).

10.88
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.89
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

10.92
Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.88 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.93
First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.94
Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.95
Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on August 8, 2008, SEC File No. 001-32567).

10.96
First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 6, 2009, SEC No. 001-32567).

10.97
Amended and Restated Supply and Offtake Agreement, dated May 28, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on August 9, 2010, SEC File No. 001-32567).

10.98
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.99
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.100
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.101
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.102
Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.103
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J.Â Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 11, 2011, SEC File No. 001-32567).

10.104
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP, and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.105	Supply and Offtake Agreement by and between Paramount Petroleum Corporation and J. Aron & Company, dated February 28, 2012.
10.106
Amendment, dated as of July 20, 2012, to the Supply and Offtake Agreement, dated May 30, 2012, by and between Alon Supply, Inc., and J. Aron and Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by the Company on August 9, 2012, SEC File No. 001-32567).

10.107
Standby Equity Distribution Agreement, dated as of January 20, 2011, among Alon USA Energy, Inc. and YA Global Master SPV, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 24, 2011, SEC File No. 001-32567).

10.108	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.109
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.104 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.110
Warrant Agreement, dated March 10, 2011, between the Company, FIMI Opportunity IV, L.P and FIMI Israel Opportunity IV, Limited Partnership (incorporated by reference to Exhibit 10.105 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.111
Warrant Agreement, dated March 14, 2011, between the Company and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.112	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).
10.113
Omnibus Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc. and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.114
Services Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC by and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.115
Tax Sharing Agreement by and among Alon USA Partners, LP and Alon USA Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.116
Distributor Sales Agreement by and among Along USA Partners, LP and Southwest Convenience Stores, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.117
Offtake Agreement by and among Alon USA, LP and Paramount Petroleum Corporation, dated November 26, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.118
Contribution, Conveyance and Assumption Agreement by and among Alon Assets, Inc., Alon USA Partners GP, LLC, Alon USA Partners, LP, Alon USA Energy, Inc., Alon USA Refining, LLC, Alon USA Operating, Inc., Alon USA, LP and Alon USA GP, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

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
100
The following financial information from Alon USA Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statement of Stockholders' Equity, (v) Statements of Cash Flows and (vi) Notes to Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2013	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	March 13, 2013	By:	/s/ Jeff D. Morris
Jeff D. Morris
Vice Chairman of the Board

Date:	March 13, 2013	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	March 13, 2013	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	March 13, 2013	By:	/s/ Itzhak Bader
Itzhak Bader
Director

Date:	March 13, 2013	By:	/s/ Boaz Biran
Boaz Biran
Director

Date:	March 13, 2013	By:	/s/ Shlomo Even
Shlomo Even
Director

Date:	March 13, 2013	By:	/s/ Ron W. Haddock
Ron W. Haddock
Director

Date:	March 13, 2013	By:
Yeshayuhu Pery
Director

Date:	March 13, 2013	By:	/s/ Zalman Segal
Zalman Segal
Director

Date:	March 13, 2013	By:	/s/ Avraham Baiga Shochat
Avraham Baiga Shochat
Director

Date:	March 13, 2013	By:	/s/ Rubinstein Oded
Rubinstein Oded
Director