Form 10-Q
period 2013-03-31
Alon USA Energy, Inc.
filed 2013-05-10
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2013, was 62,665,107.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,866	$116,296
Accounts and other receivables, net	173,222	184,138
Inventories	211,201	183,919
Deferred income tax asset	12,313	5,223
Prepaid expenses and other current assets	12,185	19,322
Total current assets	661,787	508,898
Equity method investments	21,201	21,582
Property, plant and equipment, net	1,474,195	1,492,493
Goodwill	105,943	105,943
Other assets, net	92,596	94,658
Total assets	$2,355,722	$2,223,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,594	$309,573
Accrued liabilities	128,691	102,579
Current portion of long-term debt	9,491	9,504
Total current liabilities	450,776	421,656
Other non-current liabilities	268,389	254,946
Long-term debt	576,880	577,513
Deferred income tax liability	366,410	348,273
Total liabilities	1,662,455	1,602,388
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 3,568,180 and 4,220,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	35,682	42,200
Common stock, par value $0.01, 150,000,000 shares authorized; 62,464,258 and 61,272,429 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	625	613
Additional paid-in capital	453,027	444,022
Accumulated other comprehensive loss, net of income tax	(24,809)	(30,447)
Retained earnings	179,256	128,319
Total stockholders’ equity	643,781	584,707
Non-controlling interest in subsidiaries	49,486	36,479
Total equity	693,267	621,186
Total liabilities and equity	$2,355,722	$2,223,574

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2013	2012
Net sales (1)	$1,651,196	$1,792,133
Operating costs and expenses:
Cost of sales	1,378,257	1,618,674
Unrealized losses on commodity swaps	—	45,312
Direct operating expenses	74,222	72,209
Selling, general and administrative expenses	41,741	35,140
Depreciation and amortization	31,163	30,711
Total operating costs and expenses	1,525,383	1,802,046
Gain on disposition of assets	18	131
Operating income (loss)	125,831	(9,782)
Interest expense	(21,292)	(31,040)
Equity earnings (losses) of investees	(381)	61
Other income (loss), net	83	(8,100)
Income (loss) before income tax expense (benefit)	104,241	(48,861)
Income tax expense (benefit)	30,590	(17,751)
Net income (loss)	73,651	(31,110)
Net income (loss) attributable to non-controlling interest	19,467	(1,743)
Net income (loss) available to stockholders	$54,184	$(29,367)
Earnings (loss) per share, basic	$0.86	$(0.52)
Weighted average shares outstanding, basic (in thousands)	61,957	56,028
Earnings (loss) per share, diluted	$0.80	$(0.52)
Weighted average shares outstanding, diluted (in thousands)	67,616	56,028
Cash dividends per share	$0.04	$0.04
___________

(1)	Includes excise taxes on sales by the retail segment of $17,305 and $16,124 for the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$73,651	$(31,110)
Other comprehensive income (loss), before tax:
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	—	(171)
Less: reclassification to earnings - interest expense	—	(995)
Net gain	—	824
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	9,381	(48,788)
Less: reclassification to earnings - cost of sales	(24)	(7,953)
Net gain (loss)	9,405	(40,835)
Total other comprehensive income (loss), before tax	9,405	(40,011)
Income tax expense (benefit) related to items of other comprehensive income	3,498	(14,413)
Total other comprehensive income (loss), net of tax	5,907	(25,598)
Comprehensive income (loss)	79,558	(56,708)
Comprehensive income (loss) attributable to non-controlling interest	19,736	(3,222)
Comprehensive income (loss) attributable to stockholders	$59,822	$(53,486)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) available to stockholders	$54,184	$(29,367)
Adjustments to reconcile net income (loss) available to stockholders to cash provided by operating activities:
Depreciation and amortization	31,163	30,711
Stock compensation	1,665	563
Deferred income tax expense (benefit)	7,549	(20,627)
Net income (loss) attributable to non-controlling interest	19,467	(1,743)
Equity earnings (losses) of investees (net of dividends)	381	(61)
Amortization of debt issuance costs	1,117	1,725
Amortization of original issuance discount	731	786
Write-off of unamortized original issuance discount	—	9,624
Gain on disposition of assets	(18)	(131)
Unrealized losses on commodity swaps	—	45,312
Changes in operating assets and liabilities:
Accounts and other receivables, net	19,548	23,262
Inventories	(27,282)	(49,799)
Prepaid expenses and other current assets	7,137	(8,565)
Other assets, net	1,876	(1,556)
Accounts payable	3,021	29,235
Accrued liabilities	26,788	467
Other non-current liabilities	13,443	1,037
Net cash provided by operating activities	160,770	30,873
Cash flows from investing activities:
Capital expenditures	(8,414)	(14,557)
Capital expenditures for turnarounds and catalysts	(5,216)	(2,105)
Proceeds from disposition of assets	57	11
Net cash used in investing activities	(13,573)	(16,651)
Cash flows from financing activities:
Dividends paid to stockholders	(2,489)	(2,237)
Dividends paid to non-controlling interest	(6,556)	(135)
Deferred debt issuance costs	(205)	(2,400)
Revolving credit facilities, net	1,000	(113,341)
Payments on long-term debt	(2,377)	(2,886)
Net cash used in financing activities	(10,627)	(120,999)
Net increase (decrease) in cash and cash equivalents	136,570	(106,777)
Cash and cash equivalents, beginning of period	116,296	157,066
Cash and cash equivalents, end of period	$252,866	$50,289
Supplemental cash flow information:
Cash paid for interest	$13,244	$14,456
Refunds received for income tax	$(843)	$(1,980)
Non-cash activity:
Financing activity — payment on long-term debt from issuance of preferred stock	$—	$(30,000)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation

(a)	Basis of Presentation
The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of Alon’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2013.
On November 26, 2012, Alon USA Partners, LP (the "Partnership") completed its initial public offering (NYSE: ALDW) of 11,500,000 common units representing limited partner interests. As of March 31, 2013, the 11,501,043 common units held by the public represent 18.4% of the Partnership's common units outstanding. Alon owns the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), Alon's wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. The Partnership is consolidated within the refining and marketing segment.
The non-controlling interest in subsidiaries on the consolidated balance sheets includes the investment by partners other than Alon, including those partners’ share of net income and distributions of the Partnership since the close of its initial public offering on November 26, 2012. Net income (loss) attributable to non-controlling interest on the consolidated statements of operations includes those partners’ share of net income of the Partnership.
The consolidated balance sheet as of December 31, 2012, has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2012.

(b)	New Accounting Standards
Effective January 1, 2013, Alon adopted Accounting Standards Update (“ASU”) No. 2011- 11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU No. 2013- 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities issued by the Financial Accounting Standards Board (“FASB”). These updates requires an entity to disclose both gross information and net information of recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions offset in the consolidated balance sheet. The updated guidance is to be applied retrospectively, effective January 1, 2013. The adoption concerns disclosure only and did not have any financial impact on the consolidated financial statements.
ASU No. 2013- 02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013- 02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013- 02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross- reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption concerns disclosure only and did not have any financial impact on the consolidated financial statements.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the three months ended March 31, 2012 has been recast to provide a comparison to the current year results.

(a)	Refining and Marketing Segment
Alon’s refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Alon's refineries have a combined throughput capacity of approximately 214,000 barrels per day (“bpd”). At these refineries, Alon refines crude oil into products including gasoline, diesel, jet fuel, petrochemicals, feedstocks, asphalts and other petroleum products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Finished products and blendstocks are also marketed through sales and exchanges with other major oil companies, state and federal governmental entities, unbranded wholesale distributors and various other third parties. Alon also acquires finished products through exchange agreements and third-party suppliers.
Alon supplies gasoline and diesel to approximately 640 Alon branded retail sites, including its retail segment convenience stores. Approximately 62% of the gasoline and 31% of the diesel motor fuel produced at Alon's Big Spring refinery was transferred to Alon's retail segment convenience stores at prices substantially determined by wholesale market prices. Additionally, Alon licenses the use of the Alon brand name and provides credit card processing services to approximately 103 licensed locations that are not under fuel supply agreements.

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
Segment data as of and for the three month periods ended March 31, 2013 and 2012, are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2013
Net sales to external customers	$1,272,226	$154,865	$224,105	$—	$1,651,196
Intersegment sales/purchases	141,899	(16,559)	(125,340)	—	—
Depreciation and amortization	26,505	1,549	2,268	841	31,163
Operating income (loss)	126,708	(4,401)	4,540	(1,016)	125,831
Total assets	2,001,498	129,941	203,508	20,775	2,355,722
Turnaround, chemical catalyst and capital expenditures	11,185	1,792	640	13	13,630

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2012
Net sales to external customers	$1,482,942	$92,549	$216,642	$—	$1,792,133
Intersegment sales/purchases	152,866	(31,189)	(121,677)	—	—
Depreciation and amortization	26,277	1,382	2,499	553	30,711
Operating income (loss)	(10,929)	(1,421)	3,311	(743)	(9,782)
Total assets	1,906,833	120,430	193,568	15,509	2,236,340
Turnaround, chemical catalyst and capital expenditures	10,806	1,491	4,239	126	16,662
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of March 31, 2013
Assets:
Commodity contracts (swaps)	$—	$10,919	$—	$10,919
Liabilities:
Commodity contracts (futures and forwards)	1,909	—	—	1,909
Fair value hedges	—	4,539	—	4,539

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,072	$—	$—	$2,072
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedges	—	1,720	—	1,720

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(4)	Derivative Financial Instruments
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
As of March 31, 2013, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 1,323 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of March 31, 2013, Alon has accounted for certain commodity swap contracts as cash flow hedges with contract purchase volumes of 4,320 thousand barrels of crude oil and contract sales volumes of 4,320 thousand barrels of refined products with the longest remaining contract term of nine months. During the three months ended March 31, 2013 and 2012, Alon recognized unrealized gains of $9,405 and losses of $40,835, respectively, related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the three months ended March 31, 2013 and 2012, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of March 31, 2013, Alon did not have any outstanding interest rate swap agreements.
For cash flow hedges, gains and losses reported in OCI are reclassified into interest expense when the forecasted transaction affects income. Alon recognized in OCI unrealized gains of $824 during the three months ended March 31, 2012 for the fair value measurement of the interest rate swap agreements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the consolidated statements of financial position.

	As of March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,701	Accrued liabilities	$(3,610)
Total derivatives not designated as hedging instruments		$1,701		$(3,610)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$10,919		$—
Fair value hedges		—	Other non-current liabilities	(4,539)
Total derivatives designated as hedging instruments		10,919		(4,539)
Total derivatives		$12,620		$(8,149)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,743	Accrued liabilities	$(671)
Total derivatives not designated as hedging instruments		$2,743		$(671)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$2,287	Accrued liabilities	$(773)
Fair value hedges		—	Other non-current liabilities	(1,720)
Total derivatives designated as hedging instruments		2,287		(2,493)
Total derivatives		$5,030		$(3,164)
The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2013
Commodity contracts (swaps)	$9,405	Cost of sales	$(24)		$—
Total derivatives	$9,405		$(24)		$—

For the Three Months Ended March 31, 2012
Commodity contracts (swaps)	$(40,835)	Cost of sales	$(7,953)		$—
Interest rate swap	824	Interest expense	(995)		—
Total derivatives	$(40,011)		$(8,948)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2013	2012
Fair value hedges	Cost of sales	$(2,819)	$—
Total derivatives		$(2,819)	$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2013	2012
Commodity contracts (futures & forwards)	Cost of sales	$7,987	$1,714
Commodity contracts (swaps)	Cost of sales	—	(6,381)
Commodity contracts (swaps)	Unrealized losses on commodity swaps	—	(45,312)
Commodity contracts (call options)	Other income (loss), net	—	(8,153)
Total derivatives		$7,987	$(58,132)
Offsetting Assets and Liabilities
Alon's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however Alon does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding Alon's derivatives by type of transaction as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
Commodity Derivative Assets:
Futures & forwards	$1,701	$—	$1,701	$(544)	$—	$1,157
Swaps	10,919	—	10,919	—	—	10,919

Commodity Derivative Liabilities:
Futures & forwards	$(3,610)	$—	$(3,610)	$544	$3,066	$—

As of December 31, 2012	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
Commodity Derivative Assets:
Futures & forwards	$2,743	$—	$2,743	$(671)	$—	$2,072
Swaps	2,287	—	2,287	—	—	2,287

Commodity Derivative Liabilities:
Futures & forwards	$(671)	$—	$(671)	$671	$—	$—
Swaps	(773)	—	(773)	—	—	(773)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventories
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
Carrying value of inventories consisted of the following:

	March 31, 2013	December 31, 2012
Crude oil, refined products, asphalt and blendstocks	$49,547	$40,068
Crude oil inventory consigned to others	107,995	91,876
Materials and supplies	23,055	21,919
Store merchandise	21,586	22,139
Store fuel	9,018	7,917
Total inventories	$211,201	$183,919
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $63,062 and $58,213 at March 31, 2013 and December 31, 2012, respectively.

(6)	Inventory Financing Agreements
Alon has entered into supply and offtake agreements with J. Aron & Company ("J. Aron"), to support the operations of the Big Spring, Krotz Springs and California refineries (the “Supply and Offtake Agreements”). Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market price, crude oil for processing at the refineries and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refineries.
In connection with the execution of the Supply and Offtake Agreements, Alon also entered into agreements (the "Related Agreements") that provided for the sale, at market prices, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreements were amended in February 2013 and have initial terms that expire in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreements prior to the initial term in May 2016 and upon each anniversary thereof provided Alon receives notice of termination at least six months prior to that date. Alon may elect to terminate in May 2018, provided Alon gives notice of termination at least six months prior to that date.
Following expiration or termination of the Supply and Offtake Agreements and the Related Agreements, Alon is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at market prices at that time.
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
As of March 31, 2013 and December 31, 2012, Alon had net current payables to J. Aron for purchases of $47,113 and $37,940, respectively, non-current liabilities related to the original financing of $130,567 and $115,955, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively, recorded in other assets.
Additionally, Alon had net current receivables of $874 and $5,878 at March 31, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2013	December 31, 2012
Refining facilities	$1,788,352	$1,781,701
Pipelines and terminals	43,445	43,445
Retail	165,447	164,998
Other	14,332	14,296
Property, plant and equipment, gross	2,011,576	2,004,440
Less accumulated depreciation	(537,381)	(511,947)
Property, plant and equipment, net	$1,474,195	$1,492,493

(8)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2013	December 31, 2012
Deferred turnaround and chemical catalyst cost	$16,904	$15,978
Environmental receivables	11,888	13,563
Deferred debt issuance costs	13,794	14,705
Intangible assets, net	7,969	9,384
Receivable from supply agreements	26,179	26,179
Other, net	15,862	14,849
Total other assets	$92,596	$94,658

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$26,770	$37,888
Employee costs	21,495	18,995
Commodity contracts	3,610	1,444
Accrued finance charges	18,929	11,633
Environmental accrual	7,181	6,730
Other	50,706	25,889
Total accrued liabilities	$128,691	$102,579

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$59,472	$58,270
Environmental accrual (Note 15)	52,372	54,672
Asset retirement obligations	12,047	11,867
Consignment inventory	130,567	115,955
Other	13,931	14,182
Total other non-current liabilities	$268,389	$254,946

(9)	Postretirement Benefits
Alon has four defined benefit pension plans covering substantially all of its employees, excluding employees of Alon's retail segment. The benefits are based on years of service and the employee's final average monthly compensation. Alon's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

date, but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2013 to its pension plans has not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2012. For the three months ended March 31, 2013 and 2012, Alon contributed $915 and $1,290, respectively, to its qualified pension plans.
The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
Components of net periodic benefit cost:
Service cost	$1,116	$943
Interest cost	1,100	1,032
Expected return on plan assets	(1,157)	(1,077)
Amortization of net loss	1,005	646
Net periodic benefit cost	$2,064	$1,544

(10)	Indebtedness
Debt consisted of the following:

	March 31, 2013	December 31, 2012
Term loan credit facility	$245,810	$246,311
Revolving credit facility	50,000	49,000
Senior secured notes	212,181	211,573
Retail credit facilities	78,380	80,133
Total debt	586,371	587,017
Less current portion	(9,491)	(9,504)
Total long-term debt	$576,880	$577,513
Alon had outstanding letters of credit under the Alon Energy Letter of Credit Facility of $59,450 and $59,485 at March 31, 2013 and December 31, 2012, respectively.
Alon had borrowings of $50,000 and $49,000 and letters of credit of $87,097 and $58,759 outstanding under the Alon USA LP Credit Facility at March 31, 2013 and December 31, 2012, respectively.
Financial Covenants. Alon has certain credit agreements that contain restrictive covenants, including maintenance financial covenants. At March 31, 2013, Alon was in compliance with these maintenance financial covenants.

(11)	Stock-Based Compensation
Alon’s overall executive incentive compensation program includes the granting of awards in the form of options to purchase common stock, Stock Appreciation Rights (“SARs”), restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Restricted Stock. The following table summarizes the restricted share activity from January 1, 2012:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2012	194,906	$13.26
Granted	228,648	9.63
Vested	(97,424)	13.27
Forfeited	—	—
Nonvested at December 31, 2012	326,130	$10.71
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	326,130	$10.71
Compensation expense for restricted stock awards amounted to $517 and $174 for the three months ended March 31, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
As of March 31, 2013, there was $1,547 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $374 and $374 for the three months ended March 31, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights. Through March 31, 2013, Alon has granted awards of 599,165 SARs to certain officers and key employees of Alon of which 60% of these SARs have a grant price of $28.46 and the remaining SARs have grant prices ranging from $10.00 to $16.00. As of March 31, 2013, 383,874 SARs have expired without being exercised.
Compensation expense for the SARs grants amounted to $6 and $15 for the three months ended March 31, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

(12)	Stockholders’ Equity

(a)	Common Stock (share value in dollars)
Amended Shareholder Agreement. In 2011, an agreement was reached with one of the non-controlling interest shareholders of Alon Assets, Inc. ("Alon Assets"), whereby the participant would exchange 2,019 shares of Alon Assets ratably over a three year period for up to 377,710 shares of Alon's common stock. One-third of the Alon Assets shares were exchanged in each of October 2012 and October 2011, and the remaining one-third will be exchanged in October 2013.
In 2012, Alon signed agreements with the remaining non-controlling interest shareholders of Alon Assets. Alon has the right to exchange 581,699 shares of its common stock over a period of 12 quarters and 2,326,946 shares of its common stock over a period of 20 quarters, beginning July 2012, for 15,549.3 shares of Alon Assets.
During the three months ended March 31, 2013, 164,822 shares of Alon's common stock were issued in exchange for 881.12 shares of Alon Assets. Compensation expense associated with the difference in value between the participants ownership of Alon Assets compared to Alon's common stock of $764 was recognized for the three months ended March 31, 2013 and is included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Preferred stock (share value in dollars)
Preferred Stock Conversion. During the three months ended March 31, 2013, certain holders converted 651,820 shares of Series B Preferred Stock to 967,107 shares of Alon's common stock.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Dividends
Common Stock Dividends. On March 15, 2013, Alon paid a regular quarterly cash dividend of $0.04 per share on Alon’s common stock to stockholders of record at the close of business on March 1, 2013.
Preferred Stock Dividends. Alon issued 55,907 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders for the three months ended March 31, 2013.

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax.

	Unrealized Gain on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$455	$(30,902)	$(30,447)
Current period other comprehensive income, net of tax	5,638	—	5,638
Balance at March 31, 2013	$6,093	$(30,902)	$(24,809)

(13)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings (loss) per share include the dilutive effect of SARs and granted restricted stock units using the treasury stock method and the dilutive effect of convertible preferred shares and warrants using the if-converted method.
The calculation of earnings per share, basic and diluted, for the three months ended March 31, 2013 and 2012, is as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Net income (loss) available to stockholders	$54,184	$(29,367)
less: preferred stock dividends	758	—
Net income (loss) available to common stockholders	53,426	(29,367)

Weighted average number of shares of common stock outstanding	61,957	56,028
Dilutive SARs, RSUs, convertible preferred stock and warrants	5,659	—
Weighted average number of shares of common stock outstanding assuming dilution	67,616	56,028
Earnings (loss) per share – basic	$0.86	$(0.52)
Earnings (loss) per share – diluted	$0.80	$(0.52)

(14)	Related-Party Transactions
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
Alon is involved in various legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material effect on Alon’s financial position, results of operations or liquidity.

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
Alon has accrued environmental remediation obligations of $59,553 ($7,181 accrued liability and $52,372 non-current liability) at March 31, 2013, and $61,402 ($6,730 accrued liability and $54,672 non-current liability) at December 31, 2012.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded a current receivable of $3,239 and a non-current receivable of $10,174, and a current receivable of $3,239 and a non-current receivable of $11,599 at March 31, 2013 and December 31, 2012, respectively.
Alon has indemnification agreements with prior owners for part of the remediation expenses at certain West Coast assets. Alon has recorded current receivables of $604 and $604 and non-current receivables of $1,714 and $1,964 at March 31, 2013 and December 31, 2012, respectively.

(16)	Subsequent Events
Dividend Declared
On May 8, 2013, Alon declared a regular quarterly cash dividend of $0.06 per share and a special non-recurring dividend of $0.16 per share on Alon’s common stock, both payable on June 14, 2013, to stockholders of record at the close of business on May 31, 2013.
Partnership Distribution Declared
On April 30, 2013 the Board of the General Partner declared a cash distribution to the Partnership's common unitholders for the period January 1, 2013 through and including March 31, 2013 of $1.48 per common unit. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 10, 2013. The total cash distribution to be paid to non-affiliated common unitholders is approximately $17,020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. In this document, the words “Alon,” “the Company,” “we” and “our” refer to Alon USA Energy, Inc. and its subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary, and not to any other person. Generally, the words "we", "our" and "us" include Alon USA Partners, LP and its subsidiaries (the "Partnership") as consolidated subsidiaries of Alon USA Energy, Inc.
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
Forward-looking statements reflect our current expectations of future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate ("WTI") crude oil and West Texas Sour ("WTS") crude oil;

•	changes in the spread between WTI crude oil and Light Louisiana Sweet crude oil, as well as the spread between California crudes such as Buena Vista and WTI;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•
termination of our Supply and Offtake Agreements with J. Aron & Company (“J. Aron”), which include all our refineries and under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of these Supply and Offtake Agreements;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors”.
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

Company Overview
We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 214,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products.
Refining and Marketing Segment. Our refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries.” The refineries in our refining and marketing segment have a combined throughput capacity of approximately 214,000 bpd. At these refineries we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks and asphalts, which are marketed primarily in the South Central, Southwestern, and Western United States.
Alon owns the Big Spring refinery and wholesale marketing operations through Alon USA Partners, LP (the "Partnership") (NYSE: ALDW). Alon markets transportation fuels produced at its Big Spring refinery in West and Central Texas, Oklahoma, New Mexico and Arizona. Alon refers to its operations in these regions as its “physically integrated system” because it supplies its Alon branded and unbranded distributors in these regions with motor fuels produced at its Big Spring refinery and distributed through a network of pipelines and terminals which it either owns or has access to through leases or long-term throughput agreements.
We supply gasoline and diesel to approximately 640 Alon branded retail sites, including our retail segment convenience stores. Approximately 62% of the gasoline and 31% of the diesel motor fuel produced at the Big Spring refinery was transferred to our retail segment convenience stores at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to approximately 103 licensed locations that are not under fuel supply agreements.
We market refined products produced by our California refineries to wholesale distributors, other refiners and third parties primarily on the West Coast. In December 2012, the California refineries suspended operations.
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

First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2013 was $125.8 million, compared to an operating loss of $(9.8) million in the same period last year. Our operational and financial highlights for the first quarter of 2013 include the following:

•
Combined refinery throughput for the first quarter of 2013 averaged 117,915 bpd, consisting of 59,476 bpd at the Big Spring refinery and 58,439 bpd at the Krotz Springs refinery, compared to 135,190 bpd for the first quarter of 2012, consisting of 69,512 bpd at the Big Spring refinery and 65,678 bpd at the Krotz Springs refinery. The lower throughput rates for the first quarter of 2013 were due to maintenance work at both refineries.

•
Operating margin at the Big Spring refinery was $28.76 per barrel for the first quarter of 2013 compared to $15.24 per barrel for the same period in 2012. This increase in operating margin is mainly due to higher Gulf Coast 3/2/1 crack spreads and a widening sweet/sour spread.

•
Operating margin at the Krotz Springs refinery was $13.14 per barrel for the first quarter of 2013 compared to $5.81 per barrel for the same period in 2012. This increase in operating margin is mainly due to higher throughput volumes of lower cost WTI priced crude oils in the first quarter of 2013 compared to the same period in 2012.

•
The average Gulf Coast 3/2/1 crack spread was $28.40 per barrel for the first quarter of 2013 compared to $24.78 per barrel for the first quarter of 2012. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the first quarter of 2013 was $8.20 per barrel compared to $12.46 per barrel for the first quarter of 2012.

•
The average WTI to WTS spread for the first quarter of 2013 was $11.41 per barrel compared to $2.16 per barrel for the same period in 2012. The average LLS to WTI spread for the first quarter of 2013 was $20.22 per barrel compared to $12.61 per barrel for the same period in 2012.

•
Asphalt margins in the first quarter of 2013 were $61.51 per ton compared to $55.18 per ton in the first quarter of 2012. This increase is primarily due to lower crude oil costs and higher non-blended asphalt sales prices, partially offset by lower blended asphalt sales prices. The average blended asphalt sales price decreased 5.6% from $572.54 per ton in the first quarter of 2012 to $540.48 per ton in the first quarter of 2013 and the average non-blended asphalt sales price increased 14.7% from $341.49 per ton in the first quarter of 2012 to $391.77 per ton in the first quarter of 2013.

•	Retail fuel sales volume increased by 7.5% from 41.3 million gallons in the first quarter of 2012 to 44.4 million gallons in the first quarter of 2013.

•	During the first quarter, we reduced net debt (as defined as total debt less cash and cash equivalents) $137.2 million to $333.5 million from $470.7 million at December 31, 2012.
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
Retail. Earnings and cash flows from our retail segment are primarily affected by merchandise and retail fuel sales volumes and margins at our convenience stores. Retail merchandise gross margin is equal to retail merchandise sales less the delivered cost of the retail merchandise, net of vendor discounts and rebates, measured as a percentage of total retail merchandise sales. Retail merchandise sales are driven by convenience, branding and competitive pricing. Retail fuel margin is equal to retail fuel sales less the delivered cost of fuel and excise taxes, measured on a cents per gallon (“cpg”) basis. Our retail fuel margins are driven by local supply, demand and competitor pricing. Our retail sales are seasonal and peak in the second and third quarters of the year, while the first and fourth quarters usually experience lower overall sales.

Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2013 and 2012, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three months ended March 31, 2013, the Big Spring refinery was shut down for eleven days to perform maintenance on the crude unit vacuum tower as well as complete a reformer catalyst regeneration and a diesel hydro-treater catalyst replacement. Additionally, the Krotz Springs refinery was shut down for a week for crude unit maintenance and reformer catalyst regeneration.
Certain Derivative Impacts
Included in unrealized losses on commodity swaps and cost of goods sold in the consolidated statements of operations for the three months ended March 31, 2012 are total losses of $59.6 million on commodity swaps.
Included in other income (loss), net in the consolidated statements of operations, we had losses on heating oil call option crack spread contracts of $8.2 million for the three months ended March 31, 2012.
Initial Public Offering of Alon USA Partners, LP
On November 26, 2012, the Partnership completed its initial public offering of 11,500,000 common units representing limited partner interests. As of March 31, 2013, the 11,501,043 common units held by the public represent 18.4% of the Partnership's common units outstanding. We own the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. The Partnership is consolidated within the refining and marketing segment.
The non-controlling interest in subsidiaries on the consolidated balance sheets includes the investment by partners other than us, including those partners’ share of net income and distributions of the Partnership since the close of its initial public offering on November 26, 2012. Net income (loss) attributable to non-controlling interest on the consolidated statements of operations includes those partners’ share of net income of the Partnership.
Costs Associated with Early Repayment of Debt
Interest expense for the three months ended March 31, 2012 includes a charge for original issuance discount of $9.6 million associated with the repayment of the Alon Brands Term loan.

Results of Operations
The period-to-period comparison of our results of operations has been prepared using the historical periods included in our consolidated financial statements. We refer to our financial statement line items in the explanation of our period-to-period changes in results of operations. Below are general definitions of what those line items include and represent.
Net Sales. Net sales consist primarily of sales of refined petroleum products through our refining and marketing segment and asphalt segment and sales of merchandise, food products, and retail fuels, through our retail segment.
For the refining and marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes and includes inter-segment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Asphalt sales consist of gross sales, net of any discounts and applicable taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including excise taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
Cost of Sales. Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes cost of sales for retail fuels and for merchandise. Retail fuel cost of sales represents the net cost of purchased fuel, including transportation costs and associated excises taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization expense.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2013 and 2012. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2012 is unaudited.

	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,651,196	$1,792,133
Operating costs and expenses:
Cost of sales	1,378,257	1,618,674
Unrealized losses on commodity swaps	—	45,312
Direct operating expenses	74,222	72,209
Selling, general and administrative expenses (2)	41,741	35,140
Depreciation and amortization (3)	31,163	30,711
Total operating costs and expenses	1,525,383	1,802,046
Gain on disposition of assets	18	131
Operating income (loss)	125,831	(9,782)
Interest expense (4)	(21,292)	(31,040)
Equity earnings (losses) of investees	(381)	61
Other income (loss), net (5)	83	(8,100)
Income (loss) before income tax expense (benefit)	104,241	(48,861)
Income tax expense (benefit)	30,590	(17,751)
Net income (loss)	73,651	(31,110)
Net income (loss) attributable to non-controlling interest	19,467	(1,743)
Net income (loss) available to stockholders	$54,184	$(29,367)
Earnings (loss) per share, basic	$0.86	$(0.52)
Weighted average shares outstanding, basic (in thousands)	61,957	56,028
Earnings (loss) per share, diluted	$0.80	$(0.52)
Weighted average shares outstanding, diluted (in thousands)	67,616	56,028
Cash dividends per share	$0.04	$0.04
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$160,770	$30,873
Investing activities	(13,573)	(16,651)
Financing activities	(10,627)	(120,999)
OTHER DATA:
Adjusted EBITDA (6)	$156,678	$12,759
Capital expenditures (7)	8,414	14,557
Capital expenditures for turnaround and chemical catalyst	5,216	2,105

	March 31, 2013	December 31, 2012
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$252,866	$116,296
Working capital	211,011	87,242
Total assets	2,355,722	2,223,574
Total debt	586,371	587,017
Total debt less cash and cash equivalents	333,505	470,721
Total equity	693,267	621,186

(1)	Includes excise taxes on sales by the retail segment of $17,305 and $16,124 for the three months ended March 31, 2013 and 2012, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $175 and $190 for the three months ended March 31, 2013 and 2012, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $841 and $553 for the three months ended March 31, 2013 and 2012, respectively, which are not allocated to our three operating segments.

(4)
Interest expense for the three months ended March 31, 2012 includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan.

(5)	Other income (loss), net for the three months ended March 31, 2012 is substantially the loss on heating oil call option crack spread contracts.

(6)
Adjusted EBITDA represents earnings before net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, depreciation and amortization and gain on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, gain on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Net income (loss) available to stockholders	$54,184	$(29,367)
Net income (loss) attributable to non-controlling interest	19,467	(1,743)
Income tax expense (benefit)	30,590	(17,751)
Interest expense	21,292	31,040
Depreciation and amortization	31,163	30,711
Gain on disposition of assets	(18)	(131)
Adjusted EBITDA	$156,678	$12,759
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $45,312 for the three months ended March 31, 2012. Adjusted EBITDA also does not exclude losses on heating oil call option crack spread contracts of $8,153 for the three months ended March 31, 2012.

(7)	Includes corporate capital expenditures of $13 and $126 for the three months ended March 31, 2013 and 2012, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT (A)
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,414,125	$1,635,808
Operating costs and expenses:
Cost of sales	1,183,322	1,503,393
Unrealized losses on commodity swaps	—	45,312
Direct operating expenses	63,669	63,219
Selling, general and administrative expenses	13,921	8,536
Depreciation and amortization	26,505	26,277
Total operating costs and expenses	1,287,417	1,646,737
Operating income (loss)	$126,708	$(10,929)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$28.76	$15.24
Refinery operating margin – CA Refineries (2)	N/A	N/A
Refinery operating margin – Krotz Springs (2)	13.14	5.81
Refinery direct operating expense – Big Spring (3)	5.68	3.58
Refinery direct operating expense – CA Refineries (3)	N/A	N/A
Refinery direct operating expense – Krotz Springs (3)	4.42	3.99
Capital expenditures	$5,969	$8,701
Capital expenditures for turnaround and chemical catalyst	5,216	2,105
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$28.40	$24.78
Crack spreads (3/1/1/1) (per barrel):
West Coast	$11.06	$12.64
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$8.20	$12.46
WTI crude oil (per barrel)	$94.27	$103.00
Crude oil differentials (per barrel):
WTI less WTS	$11.41	$2.16
LLS less WTI	20.22	12.61
WTI less Buena Vista	(15.76)	(13.00)
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.84	$2.98
Gulf Coast ultra-low sulfur diesel	3.09	3.16
Gulf Coast high sulfur diesel	3.01	3.12
West Coast LA CARBOB (unleaded gasoline)	3.09	3.20
West Coast LA ultra-low sulfur diesel	3.13	3.24
Natural gas (per MMBTU)	3.48	2.50

(A)
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the three months ended March 31, 2012 has been recast to provide a comparison to the current period results.

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended
	March 31,
	2013		2012
	bpd	%	bpd	%
Refinery throughput:
WTS crude	45,220	76.0	55,546	79.9
WTI crude	11,549	19.4	12,206	17.6
Blendstocks	2,707	4.6	1,760	2.5
Total refinery throughput (4)	59,476	100.0	69,512	100.0
Refinery production:
Gasoline	29,785	50.4	35,140	50.7
Diesel/jet	19,298	32.6	22,236	32.1
Asphalt	3,359	5.7	4,535	6.6
Petrochemicals	3,726	6.3	4,136	6.0
Other	2,969	5.0	3,187	4.6
Total refinery production (5)	59,137	100.0	69,234	100.0
Refinery utilization (6)		92.4%		96.8%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended
	March 31,
	2013		2012
	bpd	%	bpd	%
Refinery throughput:
WTI crude	25,083	43.0	9,310	14.2
Gulf Coast sweet crude	31,516	53.9	55,352	84.3
Blendstocks	1,840	3.1	1,016	1.5
Total refinery throughput (4)	58,439	100.0	65,678	100.0
Refinery production:
Gasoline	26,916	45.0	27,533	41.6
Diesel/jet	22,382	37.5	28,713	43.4
Heavy Oils	1,773	3.0	5,045	7.6
Other	8,687	14.5	4,927	7.4
Total refinery production (5)	59,758	100.0	66,218	100.0
Refinery utilization (6)		74.2%		77.8%

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

The refinery operating margins for the three months ended March 31, 2013 includes $2,965 of negative inventory effects.
The refinery operating margin excludes realized losses on commodity swaps of $5,434 for the three months ended March 31, 2012.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California, and Krotz Springs refineries by the applicable refinery’s total throughput volumes.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The California refineries were not in operation for the first quarter of 2013 and 2012, and as a result, the throughput data has been omitted.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$154,865	$92,549
Operating costs and expenses:
Cost of sales (1)(2)	145,516	82,672
Direct operating expenses	10,553	8,990
Selling, general and administrative expenses	1,648	926
Depreciation and amortization	1,549	1,382
Total operating costs and expenses	159,266	93,970
Operating loss	$(4,401)	$(1,421)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	130	136
Non-blended asphalt sales volume (tons in thousands) (4)	22	43
Blended asphalt sales price per ton (3)	$540.48	$572.54
Non-blended asphalt sales price per ton (4)	391.77	341.49
Asphalt margin per ton (5)	61.51	55.18
Capital expenditures	$1,792	$1,491

(1)
Net sales and cost of sales for the three months ended March 31, 2013 includes $76,000 of inventory winter fill purchases sold under the Supply and Offtake Agreements. The volumes associated with these sales are excluded from the Key Operating Statistics.

(2)
Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	Blended asphalt represents base asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(4)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(5)
Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

RETAIL SEGMENT (A)
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$224,105	$216,642
Operating costs and expenses:
Cost of sales (2)	191,318	185,475
Selling, general and administrative expenses	25,997	25,488
Depreciation and amortization	2,268	2,499
Total operating costs and expenses	219,583	213,462
Gain on disposition of assets	18	131
Operating income	$4,540	$3,311
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	298	300
Retail fuel sales (thousands of gallons)	44,406	41,329
Retail fuel sales (thousands of gallons per site per month)(3)	52	48
Retail fuel margin (cents per gallon) (4)	20.3	18.0
Retail fuel sales price (dollars per gallon) (5)	$3.39	$3.46
Merchandise sales	$73,333	$73,482
Merchandise sales (per site per month) (3)	$82	$82
Merchandise margin (6)	32.3%	32.1%
Capital expenditures	$640	$4,239

(A)
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the three months ended March 31, 2012 has been recast to provide a comparison to the current period results.

(1)	Includes excise taxes on sales of $17,305 and $16,124 for the three months ended March 31, 2013 and 2012, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At March 31, 2013, we had 298 retail convenience stores of which 286 sold fuel. At March 31, 2012, we had 300 retail convenience stores of which 287 sold fuel.

(4)
Retail fuel margin represents the difference between retail fuel sales revenue and the net cost of purchased retail fuel, including transportation costs and associated excise taxes, expressed on a cents-per-gallon basis. Retail fuel margins are frequently used in the retail industry to measure operating results related to retail fuel sales.

(5)	Retail fuel sales price per gallon represents the average sales price for retail fuels sold through our retail convenience stores.

(6)
Merchandise margin represents the difference between merchandise sales revenues and the delivered cost of merchandise purchases, net of rebates and commissions, expressed as a percentage of merchandise sales revenues. Merchandise margins, also referred to as in-store margins, are commonly used in the retail convenience store industry to measure in-store, or non-fuel, operating results.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Net Sales
Consolidated. Net sales for the three months ended March 31, 2013 were $1,651.2 million, compared to $1,792.1 million for the three months ended March 31, 2012, a decrease of $140.9 million. This decrease was primarily due to lower refinery throughput volumes and lower refined product prices, partially offset by increased retail fuel sales volumes.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,414.1 million for the three months ended March 31, 2013, compared to $1,635.8 million for the three months ended March 31, 2012, a decrease of $221.7 million, or 13.6%. This decrease was primarily due to lower refinery throughput volumes and lower refined product prices in the three months ended March 31, 2013 compared to the same period last year.
Combined refinery throughput for the three months ended March 31, 2013 averaged 117,915 bpd, consisting of 59,476 bpd at the Big Spring refinery and 58,439 bpd at the Krotz Springs refinery, compared to a combined average throughput of 135,190 bpd for the three months ended March 31, 2012, consisting of 69,512 bpd at the Big Spring refinery and 65,678 bpd at the Krotz Springs refinery. The lower throughput rates for the three months ended March 31, 2013 were due to maintenance work at both refineries.
Refined product prices decreased for all of our products in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2013 decreased $0.14, or 4.7%, to $2.84, compared to $2.98 for the three months ended March 31, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2013 decreased $0.07, or 2.2%, to $3.09, compared to $3.16 for the three months ended March 31, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended March 31, 2013 decreased $0.11, or 3.5%, to $3.01, compared to $3.12 for the three months ended March 31, 2012.
Asphalt Segment. Net sales for our asphalt segment were $154.9 million for the three months ended March 31, 2013, compared to $92.5 million for the three months ended March 31, 2012, an increase of $62.4 million, or 67.5%. The increase includes $76.0 million of winter fill sales under the Supply and Offtake Agreements partially offset by a decrease in asphalt sales volumes (excluding those related to winter fill sales) for the three months ended March 31, 2013. The asphalt sales volume decreased 15.1% from 179 thousand tons for the three months ended March 31, 2012 to 152 thousand tons for the three months ended March 31, 2013. The average blended asphalt sales price decreased 5.6% from $572.54 per ton for the three months ended March 31, 2012 to $540.48 per ton for the three months ended March 31, 2013, and the average non-blended asphalt sales price increased 14.7% from $341.49 per ton for the three months ended March 31, 2012, to $391.77 per ton for the three months ended March 31, 2013.
Retail Segment. Net sales for our retail segment were $224.1 million for the three months ended March 31, 2013, compared to $216.6 million for the three months ended March 31, 2012, an increase of $7.5 million, or 3.5%. This increase was primarily attributable to a 7.5% increase in retail fuel sales volumes, partially offset by a decrease in retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales were $1,378.3 million for the three months ended March 31, 2013, compared to $1,618.7 million for the three months ended March 31, 2012, a decrease of $240.4 million. This decrease was primarily due to lower refinery throughput volumes and lower crude oil prices, partially offset by increased retail fuel sales volumes.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $1,183.3 million for the three months ended March 31, 2013, compared to $1,503.4 million for the three months ended March 31, 2012, a decrease of $320.1 million. This decrease was primarily due to lower refinery throughput volumes and a decrease in the cost of WTI and WTS crude oils. The average price of WTI decreased 8.5% from $103.00 per barrel for the three months ended March 31, 2012, to $94.27 per barrel for the three months ended March 31, 2013.
Asphalt Segment. Cost of sales for our asphalt segment were $145.5 million for the three months ended March 31, 2013, compared to $82.7 million for the three months ended March 31, 2012, an increase of $62.8 million, or 75.9%. This increase was primarily due to the previously mentioned winter fill sales and related higher freight costs for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These were partially offset by the lower sales volumes.
Retail Segment. Cost of sales for our retail segment were $191.3 million for the three months ended March 31, 2013, compared to $185.5 million for the three months ended March 31, 2012, an increase of $5.8 million, or 3.1%. This increase was primarily attributable to increases in retail fuel sales volumes.

Direct Operating Expenses
Consolidated. Direct operating expenses were $74.2 million for the three months ended March 31, 2013, compared to $72.2 million for the three months ended March 31, 2012, an increase of $2.0 million, or 2.8%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended March 31, 2013 were $63.7 million, compared to $63.2 million for the three months ended March 31, 2012, an increase of $0.5 million or 0.8%. This was primarily due to higher natural gas costs and increased refinery maintenance expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2013 were $10.6 million, compared to $9.0 million for the three months ended March 31, 2012, an increase of $1.6 million, or 17.8%. This increase was primarily due to higher natural gas costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended March 31, 2013 were $41.7 million, compared to $35.1 million for the three months ended March 31, 2012, an increase of $6.6 million, or 18.8%, primarily due to higher employee incentive compensation costs and advertising costs.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended March 31, 2013 were $13.9 million, compared to $8.5 million for the three months ended March 31, 2012, an increase of $5.4 million, or 63.5%. This increase was primarily due to higher employee incentive compensation costs and advertising costs for the three months ended March 31, 2013.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2013 were $1.6 million, compared to $0.9 million for the three months ended March 31, 2012. This increase was primarily due to higher employee related costs.
Retail Segment. SG&A expenses for our retail segment for the three months ended March 31, 2013 were $26.0 million, compared to $25.5 million for the three months ended March 31, 2012, an increase of $0.5 million, or 2.0%.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2013 was $31.2 million, compared to $30.7 million for the three months ended March 31, 2012, an increase of $0.5 million, or 1.6%.
Operating Income (Loss)
Consolidated. Operating income for the three months ended March 31, 2013 was $125.8 million, compared to an operating loss of $(9.8) million for the three months ended March 31, 2012, an increase of $135.6 million. This increase was primarily due to higher refinery margins for the three months ended March 31, 2013 and the effects of losses on commodity swaps of $59.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2013. This was partially offset by lower throughput volumes at our refineries.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $126.7 million for the three months ended March 31, 2013, compared to an operating loss of $(10.9) million for the three months ended March 31, 2012, an increase of $137.6 million. This increase was primarily due to higher refinery operating margins and the effects of losses on commodity swaps of $59.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2013. This was partially offset by lower refinery throughput volumes at our refineries.
Refinery operating margin at the Big Spring refinery was $28.76 per barrel for the three months ended March 31, 2013, compared to $15.24 per barrel for the three months ended March 31, 2012. This increase was due to higher Gulf Coast 3/2/1 crack spreads and a widening in the WTI to WTS spread. The average Gulf Coast 3/2/1 crack spread increased to $28.40 per barrel for the three months ended March 31, 2013, compared to $24.78 per barrel for the three months ended March 31, 2012. The WTI to WTS spread was $11.41 per barrel for the three months ended March 31, 2013 compared to $2.16 per barrel for the three months ended March 31, 2012.
Refinery operating margin at the Krotz Springs refinery was $13.14 per barrel for the three months ended March 31, 2013, compared to $5.81 per barrel for the three months ended March 31, 2012. This increase was primarily due to lower crude oil costs with the increased utilization of WTI priced crude oils, partially offset by the widening of the LLS to WTI spread. As previously mentioned, WTI crude oil prices decreased 8.5% to $94.27 per barrel in the three months ended March 31, 2013 while we increased our utilization of WTI priced crudes from 14.2% of total throughput in the three months ended March 31, 2012 to 43.0% in the three months ended March 31, 2013. The LLS to WTI spread was $20.22 per barrel for the three months ended March 31, 2013 compared to $12.61 per barrel for the three months ended March 31, 2012.

Asphalt Segment. Operating loss for our asphalt segment was $4.4 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012, an increase of $3.0 million. This increase in loss was primarily due to higher natural gas prices and SG&A expenses.
Retail Segment. Operating income for our retail marketing segment was $4.5 million for the three months ended March 31, 2013, compared to $3.3 million for the three months ended March 31, 2012, an increase of $1.2 million. This increase was primarily due to higher retail fuel sales volumes and margins in the markets we operate.
Interest Expense
Interest expense was $21.3 million for the three months ended March 31, 2013, compared to $31.0 million for the three months ended March 31, 2012, a decrease of $9.7 million, or 31.3%. This increase was primarily due to a charge of $9.6 million for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Terms Loans in the three months ended March 31, 2012.
Income Tax Expense (Benefit)
Income tax expense was $30.6 million for the three months ended March 31, 2013, compared to an income tax benefit of $(17.8) million for the three months ended March 31, 2012. The increase resulted from our higher pre-tax income in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, partially offset by a decrease in the effective tax rate. Our effective tax rate was 29.3% for the first quarter of 2013, compared to an effective tax rate of 36.3% for the first quarter of 2012.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest represents the proportional share of net income related to non-voting common stock owned by non-controlling interests in our subsidiary, Alon Assets, Inc. In addition, net income (loss) attributable to non-controlling interest for the three months ended March 31, 2013 includes the increase in ownership of outside entities as a result of the 11,500,000 limited partnership units sold in conjunction with the Partnership's initial public offering in November 2012. Net income attributable to non-controlling interest was $19.5 million for the three months ended March 31, 2013, compared to a net loss of $(1.7) million for the three months ended March 31, 2012, an increase of $21.2 million.
Net Income (Loss) Available to Stockholders
Net income (loss) available to stockholders was $54.2 million for the three months ended March 31, 2013, compared to a net loss of $(29.4) million for the three months ended March 31, 2012, an increase of $83.6 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake agreements, other credit lines and advances from affiliates.
We have agreements with J. Aron for the supply of crude oil that will support the operations of the Big Spring refinery, the Krotz Springs refinery and the California refineries as well as the asphalt segment. These agreements substantially reduce our need to issue letters of credit to support crude oil and asphalt purchases. In addition, the structure allows us to acquire crude oil and asphalt without the constraints of a maximum facility size during periods of high crude oil prices.
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

Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2013, and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$160,770	$30,873
Investing activities	(13,573)	(16,651)
Financing activities	(10,627)	(120,999)
Net increase (decrease) in cash and cash equivalents	$136,570	$(106,777)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2013, was $160.8 million, compared to $30.9 million during the three months ended March 31, 2012. The net change in cash provided by operating activities of $129.9 million was primarily attributable to a decrease in inventories of $22.5 million, a decrease in prepaid expenses and other current assets of $15.7 million and an increase in non-current liabilities primarily due to inventory financing agreements of $12.4 million. This was in addition to an increase of approximately $79.4 million in net income, adjusted for non-cash adjustments.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $13.6 million during the three months ended March 31, 2013, compared to $16.7 million during the three months ended March 31, 2012. The reduction in net change in cash used in investing activities of $3.1 million was principally due to a decrease in total capital expenditures of $3.0 million for the three months ended March 31, 2013, compared to three months ended March 31, 2012.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $10.6 million during the three months ended March 31, 2013, compared to $121.0 million during the three months ended March 31, 2012. The net change in cash used in financing activities of $110.4 million was primarily attributable to lower net payments on debt of $114.9 million and debt issuance costs of $2.2 million partially offset by higher payments to non-controlling interests of $6.4 million in the three months ended March 31, 2013 due to the increase in ownership of outside entities as a result of the 11,500,000 limited partnership units sold in conjunction with the Partnership's initial public offering.
Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. In March 2010, we entered into an unsecured credit facility with Israel Discount Bank of New York (the “Alon Energy Letter of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60.0 million with a sub-limit for borrowings not to exceed $30.0 million This facility will terminate in May 2013. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants. At March 31, 2013 and December 31, 2012, we had outstanding letters of credit under this facility of $59.5 million and $59.5 million, respectively.
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
Borrowings of $50.0 million and $49.0 million were outstanding under the Alon USA LP Credit Facility at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, outstanding letters of credit under the Alon USA LP Credit Facility were $87.1 million and $58.8 million, respectively.
Financial Covenants. We have certain credit agreements that contain restrictive covenants, including maintenance financial covenants. At March 31, 2013, we were in compliance with these maintenance financial covenants.

Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure budget for 2013 is $149.8 million. Approximately $13.6 million has been spent during the three months ended March 31, 2013.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2012.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2013, we held approximately 2.2 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $63.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.2 million.
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

The following table provides information about our derivative commodity instruments as of March 31, 2013:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	489,870	$96.70	$—	$47,371	$49,579	$2,208
Forwards-short (Crude)	(18,244)	—	104.96	(1,915)	(1,993)	(78)
Forwards-long (Gasoline)	349,741	126.48	—	44,237	44,040	(197)
Forwards-long (Distillate)	225,283	127.73	—	28,776	29,051	275
Forwards-long (Jet)	88,843	125.03	—	11,108	11,167	59
Forwards-short (Jet)	(53,477)	—	124.26	(6,645)	(6,705)	(60)
Forwards-long (Slurry)	28,815	90.22	—	2,600	2,621	21
Forwards-long (Catfeed)	24,839	124.65	—	3,096	3,095	(1)
Forwards-short (Catfeed)	(39,588)	—	124.65	(4,935)	(4,937)	(2)
Forwards-long (Slop)	39,771	83.22	—	3,310	3,480	170
Forwards-short (Slop)	(1,027)	—	82.96	(85)	(90)	(5)
Forwards-short (Propane)	(6,015)	—	45.56	(274)	(292)	(18)
Forwards-short (Asphalt)	(215,886)	—	79.46	(17,155)	(17,620)	(465)
Futures-short (Crude)	(765,000)	—	92.16	(70,504)	(74,384)	(3,880)
Futures-short (Gasoline)	(401,000)	—	130.95	(52,509)	(52,388)	121
Futures-short (Distillate)	(307,000)	—	127.79	(39,231)	(39,288)	(57)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps	(4,320,000)	$25.93	$23.41	$(112,032)	$(101,113)	$10,919
Interest Rate Risk
As of March 31, 2013, $373.7 million of our outstanding debt was at floating interest rates out of which approximately $50.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00% and $249.4 million was at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%. An increase of 1% in the Eurodollar rate on indebtedness, net of the instruments subject to the minimum interest rates, would result in an increase in our interest expense of approximately $1.1 million per year.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP.
10.2	Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.3	Amendment, dated as of February 1, 2013, to the Supply and Offtake Agreement between J. Aron & Company and Alon Supply, Inc.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	May 9, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 9, 2013	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	May 9, 2013	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP.
10.2	Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.3	Amendment, dated as of February 1, 2013, to the Supply and Offtake Agreement between J. Aron & Company and Alon Supply, Inc.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.