Form 10-Q
period 2013-09-30
Alon USA Energy, Inc.
filed 2013-11-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2013, was 68,640,671.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291,174	$116,296
Accounts and other receivables, net	201,017	184,138
Inventories	232,586	183,919
Deferred income tax asset	9,259	5,223
Prepaid expenses and other current assets	23,413	19,322
Total current assets	757,449	508,898
Equity method investments	26,649	21,582
Property, plant and equipment, net	1,432,674	1,492,493
Goodwill	105,943	105,943
Other assets, net	87,627	94,658
Total assets	$2,410,342	$2,223,574
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$285,223	$309,573
Accrued liabilities	116,449	102,579
Current portion of long-term debt	9,464	9,504
Total current liabilities	411,136	421,656
Other non-current liabilities	272,608	254,946
Long-term debt	718,014	577,513
Deferred income tax liability	356,457	348,273
Total liabilities	1,758,215	1,602,388
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 3,568,180 and 4,220,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	35,682	42,200
Common stock, par value $0.01, 150,000,000 shares authorized; 63,166,561 and 61,272,429 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	632	613
Additional paid-in capital	471,798	444,022
Accumulated other comprehensive loss, net of income tax	(25,843)	(30,447)
Retained earnings	143,027	128,319
Total stockholders’ equity	625,296	584,707
Non-controlling interest in subsidiaries	26,831	36,479
Total equity	652,127	621,186
Total liabilities and equity	$2,410,342	$2,223,574

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales (1)	$1,892,836	$2,360,334	$5,220,627	$6,062,956
Operating costs and expenses:
Cost of sales	1,789,320	2,101,647	4,665,289	5,407,197
Unrealized losses on commodity swaps	—	5,017	—	37,458
Direct operating expenses	72,035	81,160	217,703	230,243
Selling, general and administrative expenses	40,224	47,670	125,066	119,018
Depreciation and amortization	30,988	31,870	92,949	93,000
Total operating costs and expenses	1,932,567	2,267,364	5,101,007	5,886,916
Gain (loss) on disposition of assets	334	(2,624)	8,846	(2,838)
Operating income (loss)	(39,397)	90,346	128,466	173,202
Interest expense	(22,263)	(22,773)	(63,816)	(78,113)
Equity earnings of investees	3,426	4,542	5,155	6,112
Other income (loss), net	91	202	220	(6,791)
Income (loss) before income tax expense (benefit)	(58,143)	72,317	70,025	94,410
Income tax expense (benefit)	(24,958)	26,776	9,617	34,705
Net income (loss)	(33,185)	45,541	60,408	59,705
Net income (loss) attributable to non-controlling interest	(4,476)	2,318	23,437	2,758
Net income (loss) available to stockholders	$(28,709)	$43,223	$36,971	$56,947
Earnings (loss) per share, basic	$(0.47)	$0.76	$0.56	$1.01
Weighted average shares outstanding, basic (in thousands)	62,901	56,699	62,490	56,322
Earnings (loss) per share, diluted	$(0.47)	$0.69	$0.54	$0.91
Weighted average shares outstanding, diluted (in thousands)	62,901	63,060	67,989	62,679
Cash dividends per share	$0.06	$0.04	$0.32	$0.12
___________

(1)	Includes excise taxes on sales by the retail segment of $19,307 and $17,159 for the three months and $55,143 and $49,481 for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(33,185)	$45,541	$60,408	$59,705
Other comprehensive income (loss), before tax:
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	—	14	—	(170)
Less: reclassification to earnings - interest expense	—	(1,014)	—	(3,023)
Net gain	—	1,028	—	2,853
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	7,208	(49,061)	28,958	(88,260)
Less: reclassification to earnings - cost of sales	11,339	(28,029)	21,333	(50,381)
Net gain (loss)	(4,131)	(21,032)	7,625	(37,879)
Total other comprehensive income (loss), before tax	(4,131)	(20,004)	7,625	(35,026)
Income tax expense (benefit) related to items of other comprehensive income	(1,529)	(7,212)	2,831	(12,638)
Total other comprehensive income (loss), net of tax	(2,602)	(12,792)	4,794	(22,388)
Comprehensive income (loss)	(35,787)	32,749	65,202	37,317
Comprehensive income (loss) attributable to non-controlling interest	(4,555)	1,556	23,627	1,386
Comprehensive income (loss) attributable to stockholders	$(31,232)	$31,193	$41,575	$35,931

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$60,408	$59,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,949	93,000
Stock compensation	5,070	2,617
Deferred income tax expense	613	32,520
Equity earnings of investees (net of dividends)	(4,286)	(5,112)
Amortization of debt issuance costs	3,474	4,864
Amortization of original issuance discount	2,591	1,909
Write-off of unamortized original issuance discount	—	9,624
(Gain) loss on disposition of assets	(8,846)	2,838
Unrealized losses on commodity swaps	—	37,458
Changes in operating assets and liabilities:
Accounts and other receivables, net	(8,572)	(36,827)
Inventories	(48,667)	(93,417)
Prepaid expenses and other current assets	3,626	(13,205)
Other assets, net	5,091	(12,587)
Accounts payable	(24,350)	54,118
Accrued liabilities	14,352	16,430
Other non-current liabilities	16,208	61,563
Net cash provided by operating activities	109,661	215,498
Cash flows from investing activities:
Capital expenditures	(48,311)	(72,273)
Capital expenditures for turnarounds and catalysts	(6,843)	(11,437)
Contribution to equity method investment	(781)	—
Proceeds from disposition of assets	25,745	274
Net cash used in investing activities	(30,190)	(83,436)
Cash flows from financing activities:
Dividends paid to stockholders	(19,988)	(6,754)
Dividends paid to non-controlling interest	(731)	(269)
Distributions paid to non-controlling interest in the Partnership	(31,746)	—
Equity issuance costs	(1,012)	(10)
Deferred debt issuance costs	(4,126)	(3,407)
Revolving credit facilities, net	31,000	(224,341)
Proceeds from issuance of convertible debt	150,000	—
Payments on long-term debt	(12,765)	(8,655)
Proceeds from issuance of warrants	13,230	—
Payments for purchases of hedges on convertible debt	(28,455)	—
Net cash provided by (used in) financing activities	95,407	(243,436)
Net increase (decrease) in cash and cash equivalents	174,878	(111,374)
Cash and cash equivalents, beginning of period	116,296	157,066
Cash and cash equivalents, end of period	$291,174	$45,692
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$50,534	$56,744
Taxes paid for income tax	$19,101	$3,478
Non-cash activity:
Financing activity — payment on long-term debt from issuance of preferred stock	$—	$(30,000)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its subsidiaries (collectively, “Alon”). The term “Alon” generally includes Alon USA Partners, LP and its subsidiaries (“ALDW”) as consolidated subsidiaries of Alon USA Energy, Inc. with certain exceptions where there are transactions or obligations between ALDW and Alon USA Energy or its other subsidiaries. When used in descriptions of agreements and transactions, “ALDW” or the “Partnership” refers to Alon USA Partners, LP and its consolidated subsidiaries.
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
ALDW is a publicly traded limited partnership that was formed to own the assets and operations of the Big Spring refinery and associated wholesale marketing operations. On November 26, 2012, the Partnership completed its initial public offering (NYSE: ALDW) of 11,500,000 common units representing limited partner interests. As of September 30, 2013, the 11,502,476 common units held by the public represent 18.4% of the Partnership's common units outstanding. Alon owns the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), Alon's wholly-owned subsidiary, owns 100% of the non-economic General Partner interest in the Partnership.
The limited partner interests in the Partnership not owned by Alon are reflected in the results of operations in net income (loss) attributable to non-controlling interest and in Alon's balance sheet in non-controlling interest in subsidiaries. The Partnership is consolidated within the refining and marketing segment.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The Partnership has adopted a policy pursuant to which it will distribute all of the available cash it generates each quarter, as defined in the partnership agreement and subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
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
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations were combined with the refining and marketing segment and no longer included with the retail segment. Information for the three and nine months ended September 30, 2012 has been recast to provide a comparison to the current year results.

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
Alon supplies gasoline and diesel to 633 Alon branded retail sites, including its retail segment convenience stores. Approximately 62% of the gasoline and 29% of the diesel motor fuel produced at Alon's Big Spring refinery was transferred to Alon's branded marketing business at prices substantially determined by wholesale market prices. Additionally, Alon licenses the use of the Alon brand name and provides credit card processing services to 95 licensed locations that are not under fuel supply agreements.

(b)	Asphalt Segment
Alon’s asphalt segment includes 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff), and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC (“Wright”) which specializes in marketing patented tire rubber modified asphalt products. Alon produces paving grades of asphalt and, depending on the terminal, can manufacture performance-graded asphalts, emulsions and cutbacks. The operations in which Alon has a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.

(c)	Retail Segment
Alon’s retail segment operates 297 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through Alon’s retail segment is supplied by Alon’s Big Spring refinery.

(d)	Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three and nine month periods ended September 30, 2013 and 2012 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2013
Net sales to external customers	$1,446,918	$194,230	$251,688	$—	$1,892,836
Intersegment sales/purchases	164,339	(27,131)	(137,208)	—	—
Depreciation and amortization	26,255	1,588	2,538	607	30,988
Operating income (loss)	(47,587)	1,723	7,250	(783)	(39,397)
Total assets	2,032,798	145,313	209,122	23,109	2,410,342
Turnaround, chemical catalyst and capital expenditures	11,754	1,556	4,369	229	17,908

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2012
Net sales to external customers	$1,921,919	$203,982	$234,433	$—	$2,360,334
Intersegment sales/purchases	211,183	(83,783)	(127,400)	—	—
Depreciation and amortization	26,849	1,485	2,925	611	31,870
Operating income (loss)	89,190	(3,574)	5,544	(814)	90,346
Total assets	1,929,904	180,831	195,646	14,556	2,320,937
Turnaround, chemical catalyst and capital expenditures	31,064	1,075	1,805	484	34,428

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2013
Net sales to external customers	$4,006,715	$493,286	$720,626	$—	$5,220,627
Intersegment sales/purchases	462,281	(68,422)	(393,859)	—	—
Depreciation and amortization	78,867	4,700	7,360	2,022	92,949
Operating income (loss)	112,135	(657)	19,554	(2,566)	128,466
Total assets	2,032,798	145,313	209,122	23,109	2,410,342
Turnaround, chemical catalyst and capital expenditures	36,993	5,947	11,546	668	55,154

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2012
Net sales to external customers	$4,930,200	$449,442	$683,314	$—	$6,062,956
Intersegment sales/purchases	592,553	(221,028)	(371,525)	—	—
Depreciation and amortization	78,884	4,281	8,047	1,788	93,000
Operating income (loss)	157,621	1,409	16,544	(2,372)	173,202
Total assets	1,929,904	180,831	195,646	14,556	2,320,937
Turnaround, chemical catalyst and capital expenditures	65,998	8,535	7,910	1,267	83,710
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
The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices. Derivative instruments are the only financial assets and liabilities measured at fair value on a recurring basis.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of September 30, 2013
Assets:
Commodity contracts (futures and forwards)	$81	$—	$—	$81
Commodity contracts (swaps)	—	9,139	—	9,139
Liabilities:
Fair value hedges	—	11,466	—	11,466

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,072	$—	$—	$2,072
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedges	—	1,720	—	1,720

(5)	Derivative Financial Instruments
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
Fair Value Hedges
Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for fair value hedges is based on the level of operating inventories. The gain or loss on derivative instruments designated and qualifying as fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized currently in earnings in the same period.
As of September 30, 2013, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 1,323 thousand barrels of crude oil with remaining contract terms through May 2019.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Cash Flow Hedges
To designate a derivative as a cash flow hedge, Alon documents at the inception of the hedge the assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings when the underlying transactions occur.
Commodity Derivatives. As of September 30, 2013, Alon has accounted for certain commodity swap contracts as cash flow hedges with contract purchase volumes of 7,200 thousand barrels of crude oil and net contract sales volumes of 7,200 thousand barrels of refined products with the longest remaining contract term of fifteen months. Related to these transactions in Other Comprehensive Income ("OCI"), Alon recognized unrealized gains (losses) of $(4,131) and $(21,032) for the three months ended and $7,625 and $(37,879) for the nine months ended September 30, 2013 and 2012, respectively. There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the three and nine months ended September 30, 2013 and 2012, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
Interest Rate Derivatives. Alon selectively utilizes interest rate related derivative instruments to manage its exposure to floating-rate debt instruments. Alon periodically uses interest rate swap agreements to manage its floating to fixed rate position by converting certain floating-rate debt to fixed-rate debt. As of September 30, 2013, Alon did not have any outstanding interest rate swap agreements.
Alon recognized in OCI unrealized gains of $1,028 and $2,853 during the three and nine months ended September 30, 2012, respectively, for the fair value measurement of the interest rate swap agreements.
The following table presents the effect of derivative instruments on the consolidated statements of financial position:

	As of September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$4,830	Accrued liabilities	$(4,749)
Total derivatives not designated as hedging instruments		$4,830		$(4,749)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$10,593	Other non-current liabilities	$(1,454)
Fair value hedges		—	Other non-current liabilities	(11,466)
Total derivatives designated as hedging instruments		10,593		(12,920)
Total derivatives		$15,423		$(17,669)

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
The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations and accumulated other comprehensive income:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2013
Commodity contracts (swaps)	$(4,131)	Cost of sales	$11,339		$—
Total derivatives	$(4,131)		$11,339		$—

For the Three Months Ended September 30, 2012
Commodity contracts (swaps)	$(21,032)	Cost of sales	$(28,029)		$—
Interest rate swap	1,028	Interest expense	(1,014)		—
Total derivatives	$(20,004)		$(29,043)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2013
Commodity contracts (swaps)	$7,625	Cost of sales	$21,333		$—
Total derivatives	$7,625		$21,333		$—

For the Nine Months Ended September 30, 2012
Commodity contracts (swaps)	$(37,879)	Cost of sales	$(50,381)		$—
Interest rate swap	2,853	Interest expense	(3,023)		—
Total derivatives	$(35,026)		$(53,404)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
Fair value hedges	Cost of sales	$(7,888)	$(2,351)	$(9,746)	$(2,351)
Total derivatives		$(7,888)	$(2,351)	$(9,746)	$(2,351)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
Commodity contracts (futures & forwards)	Cost of sales	$(1,757)	$11,294	$8,762	$26,869
Commodity contracts (swaps)	Cost of sales	—	(5,810)	—	(18,016)
Commodity contracts (swaps)	Unrealized losses on commodity swaps	—	(5,017)	—	(37,458)
Commodity contracts (call options)	Other income (loss), net	—	—	—	(7,297)
Total derivatives		$(1,757)	$467	$8,762	$(35,902)
Offsetting Assets and Liabilities
Alon's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however, Alon does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding Alon's derivatives by type of transaction as of September 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2013
Commodity Derivative Assets:
Futures & forwards	$4,830	$—	$4,830	$(4,749)	$—	$81
Swaps	10,593	—	10,593	—	—	10,593
Commodity Derivative Liabilities:
Futures & forwards	$(4,749)	$—	$(4,749)	$4,749	$—	$—
Swaps	(1,454)	—	(1,454)	—	—	(1,454)

As of December 31, 2012
Commodity Derivative Assets:
Futures & forwards	$2,743	$—	$2,743	$(671)	$—	$2,072
Swaps	2,287	—	2,287	—	—	2,287
Commodity Derivative Liabilities:
Futures & forwards	$(671)	$—	$(671)	$671	$—	$—
Swaps	(773)	—	(773)	—	—	(773)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Compliance Program Price Risk
Alon is exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting operations are those that require Alon to blend biofuels into the products produced. Alon is obligated to blend biofuels into the products produced at a rate that is at least equal to the required annual quotas. To the degree Alon is unable to blend at the applicable rate, biofuel credits (primarily RINs) must be purchased to cover this deficit. Alon is exposed to the volatility in the market price of these credits, and Alon manages that risk by purchasing biofuel credits when prices are deemed favorable utilizing fixed price purchase contracts. Some of these contracts are derivative instruments; however, Alon elects the normal purchase and sale exception and does not record these contracts at their fair values.
The cost of meeting Alon's obligations under these compliance programs was $1,178 and $9,194 for the three and nine months ended September 30, 2013, respectively. These amounts are reflected in cost of sales.

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
Carrying value of inventories consisted of the following:

	September 30, 2013	December 31, 2012
Crude oil, refined products, asphalt and blendstocks	$62,487	$40,068
Crude oil inventory consigned to others	115,691	91,876
Materials and supplies	22,818	21,919
Store merchandise	24,010	22,139
Store fuel	7,580	7,917
Total inventories	$232,586	$183,919
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $78,110 and $58,213 at September 30, 2013 and December 31, 2012, respectively.

(7)	Inventory Financing Agreements
Alon has entered into Supply and Offtake Agreements and other associated agreements (together the "Supply and Offtake Agreements") with J. Aron & Company ("J. Aron"), to support the operations of the Big Spring, Krotz Springs and California refineries and most of our asphalt terminals. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market prices, crude oil for processing at the refineries and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the refineries.
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
As of September 30, 2013 and December 31, 2012, Alon had net current payables to J. Aron for purchases of $49,272 and $37,940, respectively, non-current liabilities related to the original financing of $137,494 and $115,955, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively.
Additionally, Alon had net current payables of $2,736 and net current receivables of $5,878 at September 30, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2013	December 31, 2012
Refining facilities	$1,788,196	$1,781,701
Pipelines and terminals	43,445	43,445
Retail	176,659	164,998
Other	14,979	14,296
Property, plant and equipment, gross	2,023,279	2,004,440
Less: Accumulated depreciation	(590,605)	(511,947)
Property, plant and equipment, net	$1,432,674	$1,492,493

(9)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2013	December 31, 2012
Deferred turnaround and chemical catalyst cost	$11,164	$15,978
Environmental receivables	9,407	13,563
Deferred debt issuance costs	15,357	14,705
Intangible assets, net	7,685	9,384
Receivable from supply agreements	26,179	26,179
Other, net	17,835	14,849
Total other assets	$87,627	$94,658

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$28,995	$37,888
Employee costs	14,346	18,995
Commodity contracts	4,749	1,444
Accrued finance charges	18,850	11,633
Environmental accrual (Note 16)	8,081	6,730
Environmental compliance obligation	17,604	—
Other	23,824	25,889
Total accrued liabilities	$116,449	$102,579

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$59,671	$58,270
Environmental accrual (Note 16)	49,566	54,672
Asset retirement obligations	12,321	11,867
Consignment inventory	137,494	115,955
Commodity contracts	1,454	—
Other	12,102	14,182
Total other non-current liabilities	$272,608	$254,946

(10)	Postretirement Benefits
Alon has four defined benefit pension plans covering substantially all of its employees, excluding employees of Alon's retail segment. The benefits are based on years of service and the employee's final average monthly compensation. Alon's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. Alon’s estimated contributions during 2013 to its pension plans have not changed significantly from amounts previously disclosed in Alon’s consolidated financial statements for the year ended December 31, 2012. For the nine months ended September 30, 2013 and 2012, Alon contributed $5,005 and $6,793, respectively, to its qualified pension plans.
The components of net periodic benefit cost related to Alon’s benefit plans were as follows for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,116	$943	$3,348	$2,829
Interest cost	1,100	1,032	3,300	3,095
Expected return on plan assets	(1,158)	(1,076)	(3,472)	(3,229)
Amortization of net loss	1,006	645	3,016	1,936
Net periodic benefit cost	$2,064	$1,544	$6,192	$4,631

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(11)	Indebtedness
Debt consisted of the following:

	September 30, 2013	December 31, 2012
Term loan credit facility	$244,816	$246,311
Revolving credit facility	80,000	49,000
Senior secured notes	207,902	211,573
Convertible senior notes	119,888	—
Retail credit facilities	74,872	80,133
Total debt	727,478	587,017
Less: Current portion	(9,464)	(9,504)
Total long-term debt	$718,014	$577,513
Alon had outstanding letters of credit under the Alon Energy Letter of Credit Facility of $56,827 and $59,485 at September 30, 2013 and December 31, 2012, respectively.
Alon had borrowings of $80,000 and $49,000 and letters of credit of $88,672 and $58,759 outstanding under the Alon USA LP revolving credit facility at September 30, 2013 and December 31, 2012, respectively.
Alon has certain credit agreements that contain restrictive covenants, including maintenance financial covenants. At September 30, 2013, Alon was in compliance with these maintenance financial covenants.
(a)Alon USA Convertible Senior Notes (share values in dollars)
In September 2013, Alon completed an offering of 3.00% convertible senior unsecured notes (the “Convertible Notes”) in aggregate principal amount of $150,000, which mature on September 15, 2018. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. The Convertible Notes are not redeemable at Alon's option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes cannot require Alon to repurchase all or part of the notes except for instances of a fundamental change, as defined in the indenture.
The holders of the Convertible Notes may convert at anytime after June 15, 2018 if Alon's common stock is above approximately $14.79 per share. Prior to June 15, 2018 and after December 31, 2013, holders may convert if Alon's common stock is above approximately $19.22 per share, as defined in the indenture. The Convertible Notes may be converted into shares of Alon’s common stock, into cash, or into a combination of cash and shares of common stock, at Alon’s election. Alon's current intent is to settle conversions of each $1 (in thousands) principal amount of the Convertible Notes through cash payments, with any excess of this amount to be settled by a combination of cash and shares of Alon's common stock.
The Convertible Notes were issued at an offering price of 100% and Alon received gross proceeds of $150,000 (before fees and expenses related to the offering). The Convertible Notes had an initial conversion rate of 67.627 shares of Alon's common stock per each $1 (in thousands) principal amount of the Convertible Notes and is equivalent to an initial conversion price of approximately $14.79 per share, which represents a conversion premium of 32.5% on Alon's last reported common stock price of $11.16 per share on the date of the offering. The conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Convertible Notes do not contain any maintenance financial covenants.
Alon used $15,225 of the proceeds to fund the cost of entering into convertible note hedge transactions (after such cost was partially offset by the proceeds Alon received from entering into warrant transactions) described below. In October 2013, Alon used the remaining net proceeds from the Convertible Notes offering, along with cash on hand, to redeem $140,000 of the outstanding principal balance on the 13.50% senior secured notes.
In accordance with Accounting Standards Codification ("ASC") 470-20, Debt - Debt with Conversion and Other Options ("ASC 470-20"), Alon separated the $150,000 principal amount of the Convertible Notes between the liability component and the equity component (i.e. the embedded conversion feature). The fair value of the liability component was calculated using a discount rate of an identical unsecured instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the Convertible Notes on the issuance date was $119,635, with a corresponding debt discount of $30,365, to be amortized at an effective interest rate of 8.15% over the term of the Convertible Notes. The carrying amount of

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

the embedded conversion feature was determined to be $30,365, by deducting the fair value of the liability component from the $150,000 principal amount of the Convertible Notes. The embedded conversion feature was recorded to additional paid-in capital because this financial instrument could be settled in Alon's own common stock and does not meet the definition of a derivative instrument. Additionally, $4,933 of transaction costs were allocated on a proportionate basis between other assets and additional paid-in capital in the consolidated balance sheets.
Interest expense on the Convertible Notes' contractual coupon rates for the three and nine months ended September 30, 2013 was $188. The amount charged to interest expense for amortization of the original issuance discount on the Convertible Notes for the three and nine months ended September 30, 2013 was $253.
As of September 30, 2013, the if-converted value of the Convertible Notes would not exceed the outstanding principal.
The principal balance, unamortized discount and net carrying amount of the liability and equity components of the Convertible Notes as of September 30, 2013 are as follows:

September 30, 2013
Equity component, pretax (1)	$30,365
Convertible Notes:
Principal balance	150,000
Less: Unamortized discount	(30,112)
Convertible notes, net	$119,888
(1) Alon recognized a deferred tax liability of $11,171 related to the issuance of the Convertible Notes.
Convertible Note Hedge Transactions
In connection with the offering of the Convertible Notes, Alon also entered into convertible note hedge transactions with respect to Alon's common stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). Alon paid an aggregate amount of $28,455 to the Hedge Counterparties for the Purchased Options. The Purchased Options, with a strike price of $14.79 per share of Alon's common stock, cover 10,144,050 shares of Alon's common stock, subject to customary anti-dilution adjustments, that initially underlie the Convertible Notes sold in the offering. The Purchased Options will expire in September 2018.
The Purchased Options are intended to reduce the potential dilution with respect to Alon’s common stock upon conversion of the Convertible Notes as well as offset any potential cash payments Alon is required to make in excess of the principal amount upon any conversion of the notes. The Purchased Options have been included in additional paid-in capital on the consolidated balance sheets, net of deferred tax assets of $10,468.
The Purchased Options are separate transactions and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Purchased Options.
Warrant Transactions
In connection with the offering of the Convertible Notes, Alon also entered into warrant transactions (the “Warrants”), whereby Alon sold to the Hedge Counterparties warrants in an aggregate amount of $13,230 to acquire, subject to customary anti-dilution adjustments, up to 10,144,050 shares of Alon's common stock at a strike price of approximately $20.09 per share of common stock. The Warrants will be settled on a net-share basis and will expire in April 2019. The Warrants have been included in additional paid-in capital on the consolidated balance sheets.
The Warrants are separate transactions and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Warrants.
(b)    Senior Secured Notes
In October 2013, Alon used proceeds from the Convertible Notes offering to repay approximately $140,000 of the principal balance on the 13.50% senior secured notes, leaving a remaining principal balance of approximately $74,640.

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
The following table summarizes the restricted share activity from January 1, 2012:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2012	194,906	$13.26
Granted	228,648	9.63
Vested	(97,424)	13.27
Forfeited	—	—
Nonvested at December 31, 2012	326,130	$10.71
Granted	259,257	17.26
Vested	(136,693)	10.21
Forfeited	—	—
Nonvested at September 30, 2013	448,694	$14.64
Compensation expense for restricted stock awards amounted to $1,117 and $407 for the three months ended September 30, 2013 and 2012, respectively, and $2,254 and $1,126 for the nine months ended September 30, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
As of September 30, 2013, there was $4,284 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The fair value of shares vested in 2013 was $2,379.
Restricted Stock Units. In May 2011, Alon granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of Alon common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for the restricted stock units amounted to $374 and $374 for the three months ended September 30, 2013 and 2012, respectively, and $1,122 and $1,122 for the nine months ended September 30, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Stock Appreciation Rights. Through September 30, 2013, Alon has granted awards of 599,165 SARs to certain officers and key employees of Alon of which 60% of these SARs have a grant price of $28.46 per share and the remaining SARs have grant prices ranging from $10.00 to $16.00 per share. As of September 30, 2013, 437,165 SARs have expired without being exercised with 134,752 SARs remaining outstanding at September 30, 2013.
Compensation expense for the SARs grants amounted to $6 and $15 for the three months ended September 30, 2013 and 2012, respectively, and $18 and $44 for the nine months ended September 30, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(13)	Equity (share values in dollars)
Changes to equity during the nine months ended September 30, 2013 are presented below:

	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$584,707	$36,479	$621,186
Other comprehensive income	4,604	190	4,794
Stock compensation	5,868	(798)	5,070
Equity issuance costs	(1,012)	—	(1,012)
Dividends of common stock on preferred stock	(291)	—	(291)
Equity component related to issuance of convertible notes	19,194	—	19,194
Convertible note hedge transactions	(17,987)	—	(17,987)
Warrant transactions	13,230	—	13,230
Distributions to non-controlling interest in the Partnership	—	(31,746)	(31,746)
Dividends	(19,988)	(731)	(20,719)
Net income	36,971	23,437	60,408
Balance at September 30, 2013	$625,296	$26,831	$652,127
(a)Common Stock
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
In 2012, Alon signed agreements with the two remaining non-controlling interest shareholders of Alon Assets. Alon has the right to exchange 581,699 shares of its common stock over a period of 12 quarters and 2,326,946 shares of its common stock over a period of 20 quarters, beginning July 2012, for 15,549.30 shares of Alon Assets.
During the nine months ended September 30, 2013, 494,467 shares of Alon's common stock were issued in exchange for 2,643.36 shares of Alon Assets with 2,084,534 shares of Alon's common stock available for exchange at September 30, 2013.
Compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to Alon's common stock of $561 and $2,059 was recognized for the three and nine months ended September 30, 2013 and is included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Preferred stock
Preferred Stock Conversion. During the nine months ended September 30, 2013, certain shareholders of Alon Israel and their affiliates converted 651,820 shares of Series B Preferred Stock to 967,107 shares of Alon's common stock.

(c)	Dividends
Common Stock Dividends. During the nine months ended September 30, 2013, Alon paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share	Special Non-Recurring Dividend
March 15, 2013	March 1, 2013	$0.04	$—
June 14, 2013	May 31, 2013	$0.06	$0.16
September 19, 2013	September 5, 2013	$0.06	$—
Preferred Stock Dividends. Alon issued 195,891 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders for the nine months ended September 30, 2013.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Partnership Distributions. During the nine months ended September 30, 2013, the Partnership paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount	Distribution Paid to Non-Affiliated Common Unitholders
March 1, 2013	$0.57	$35,626	$6,556
May 15, 2013	$1.48	$92,503	$17,023
August 23, 2013	$0.71	$44,377	$8,167

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at December 31, 2012	$455	$(30,902)	$(30,447)
Current period other comprehensive income, net of tax	4,604	—	4,604
Balance at September 30, 2013	$5,059	$(30,902)	$(25,843)

(14)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings (loss) per share include the dilutive effect of SARs, granted restricted stock units, convertible debt and warrants using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
The calculation of earnings (loss) per share, basic and diluted, for the three and nine months ended September 30, 2013 and 2012, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) available to stockholders	$(28,709)	$43,223	$36,971	$56,947
Less: Preferred stock dividends	760	—	2,275	—
Net income (loss) available to common stockholders	(29,469)	43,223	34,696	56,947

Weighted average number of shares of common stock outstanding	62,901	56,699	62,490	56,322
Dilutive SARs, RSUs, convertible debt, warrants and convertible preferred stock	—	6,361	5,499	6,357
Weighted average number of shares of common stock outstanding assuming dilution	62,901	63,060	67,989	62,679
Earnings (loss) per share – basic	$(0.47)	$0.76	$0.56	$1.01
Earnings (loss) per share – diluted	$(0.47)	$0.69	$0.54	$0.91
For the three months ended September 30, 2013, Alon has excluded 5,419 common stock equivalents from the weighted average number of diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, the weighted average number of diluted shares includes all potentially dilutive securities.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(15)	Related-Party Transactions
In March 2012, pursuant to the terms of the Series B Convertible Preferred Stock Agreement, Alon issued 1,200,000 shares of 8.5% Series B Convertible Preferred Stock for $12,000 to certain shareholders of Alon Israel and their affiliates. In 2012 and January 2013, 480,000 and 651,820 shares, respectively, of Series B Convertible Preferred Stock were converted into shares of Alon's common stock. At September 30, 2013, 68,180 shares of Series B Convertible Preferred Stock remain outstanding.

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
One of Alon's subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. Alon believes that it has valid counterclaims as well as affirmative defenses that will prevent recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. The matter is currently scheduled to go to trial in January 2014. Due to the uncertainties of litigation, Alon cannot predict with certainty the ultimate resolution of this lawsuit.

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
Alon has accrued environmental remediation obligations of $57,647 ($8,081 accrued liability and $49,566 non-current liability) at September 30, 2013, and $61,402 ($6,730 accrued liability and $54,672 non-current liability) at December 31, 2012.
In connection with the acquisition of the Bakersfield refinery on June 1, 2010, a subsidiary of Alon entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the refinery on the acquisition date. Alon is required to make indemnification claims to the prior owner by March 15, 2015. Alon has recorded current receivables of $3,239 and $3,239 and non-current receivables of $8,361 and $11,599 at September 30, 2013 and December 31, 2012, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Alon has indemnification agreements with prior owners for part of the remediation expenses at certain West Coast assets. Alon has recorded current receivables of $604 and $604 and non-current receivables of $1,046 and $1,964 at September 30, 2013 and December 31, 2012, respectively.

(17)	Subsequent Events
Repayment of Senior Secured Notes
In October 2013, Alon used proceeds from the Convertible Notes offering to repay approximately $140,000 of the principal balance on the 13.50% senior secured notes, leaving a remaining principal balance of approximately $74,640.
Conversion of Preferred Shares
In October 2013, Alon Israel converted 3,500,000 shares of Series A Preferred Stock to 5,192,950 shares of Alon's common stock.
Dividend Declared
On November 4, 2013, Alon declared a regular quarterly cash dividend of $0.06 per share payable on December 18, 2013, to stockholders of record at the close of business on December 3, 2013.

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
We supply gasoline and diesel to 633 Alon branded retail sites, including our retail segment convenience stores. Approximately 62% of the gasoline and 29% of the diesel motor fuel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to approximately 95 licensed locations that are not under fuel supply agreements.
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
Asphalt Segment. Our asphalt segment markets asphalt produced at our Big Spring and California refineries included in the refining and marketing segment and also asphalt purchased from third parties. Asphalt produced by the refineries in our refining and marketing segment is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. Our asphalt segment markets asphalt through 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as through a 50% interest in Wright Asphalt Products Company, LLC (“Wright”). We produce paving grades of asphalt, including performance-graded asphalts, emulsions and cutbacks.
Retail Segment. Our retail segment operates 297 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, general merchandise and food and beverage products to the general public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.

Third Quarter Operational and Financial Highlights
Operating loss for the third quarter of 2013 was $39.4 million, compared to operating income of $90.3 million in the same period last year. Our operational and financial highlights for the third quarter of 2013 include the following:

•
Combined refinery throughput for the third quarter of 2013 averaged 132,159 bpd, consisting of 63,090 bpd at the Big Spring refinery and 69,069 bpd at the Krotz Springs refinery, compared to 171,086 bpd for the third quarter of 2012, consisting of 69,563 bpd at the Big Spring refinery, 32,298 bpd at the California refineries and 69,225 bpd at the Krotz Springs refinery. The lower throughput rates were due to the California refineries being shut down during the third quarter of 2013 as well as unplanned downtime at the Big Spring refinery during the third quarter of 2013.

•
Operating margin at the Big Spring refinery was $6.46 per barrel for the third quarter of 2013 compared to $27.75 per barrel for the same period in 2012. This decrease in operating margin is mainly due to lower Gulf Coast 3/2/1 crack spreads and a narrowing of the WTI to WTS spread.

•
Operating margin at the Krotz Springs refinery was $1.23 per barrel for the third quarter of 2013 compared to $11.28 per barrel for the same period in 2012. This decrease is mainly due to lower Gulf Coast 2/1/1 crack spreads and higher crude oil prices, partially offset by the higher utilization of lower cost WTI priced crude oils.

•
The average Gulf Coast 3/2/1 crack spread was $14.23 per barrel for the third quarter of 2013 compared to $31.76 per barrel for the third quarter of 2012. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the third quarter of 2013 was $6.58 per barrel compared to $15.91 per barrel for the third quarter of 2012.

•
The average WTI to WTS spread for the third quarter of 2013 was $0.08 per barrel compared to $3.70 per barrel for the same period in 2012. The average LLS to WTI spread for the third quarter of 2013 was $6.60 per barrel compared to $15.02 per barrel for the same period in 2012.

•
Asphalt margins in the third quarter of 2013 were $63.93 per ton compared to $25.49 per ton in the third quarter of 2012. This increase is primarily due to lower costs of purchased asphalt sold during the third quarter of 2013. The average blended asphalt sales price decreased 10.9% from $657.68 per ton in the third quarter of 2012 to $585.68 per ton in the third quarter of 2013 and the average non-blended asphalt sales price decreased 8.7% from $392.76 per ton in the third quarter of 2012 to $358.61 per ton in the third quarter of 2013.

•	Retail fuel sales volume increased by 12.3% from 44.0 million gallons in the third quarter of 2012 to 49.4 million gallons in the third quarter of 2013.

•
Beginning in 2013, the Big Spring refinery became subject to the Renewable Fuel Standards requirement to begin blending biofuels in the products we produce and to the degree we are unable to blend at percentages required under these various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. RINs costs for the third quarter of 2013 were $1.2 million. The Krotz Springs refinery is exempt from the Renewable Fuel Standards requirement in 2013.

•
In September 2013, we issued 3.00% convertible senior unsecured notes in aggregate principal amount of $150.0 million, which mature on September 15, 2018. In October 2013, proceeds from the convertible senior notes offering, along with cash on hand, were used to redeem $140.0 million of the outstanding principal balance on the 13.50% senior secured notes.

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
Factors Affecting Comparability
Our financial condition and operating results over the nine months ended September 30, 2013 and 2012 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the nine months ended September 30, 2013, the Big Spring refinery was impacted by an unplanned first quarter shut down to perform maintenance on the crude unit vacuum tower as well as unplanned downtime in the third quarter.
During the nine months ended September 30, 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
The California refineries were not in operation for the three and nine months ended September 30, 2013 and the first quarter of 2012.
Certain Derivative Impacts
Included in the consolidated statements of operations in cost of sales and unrealized losses on commodity swaps for the three and nine months ended September 30, 2013 are total gains of $11.3 million and $21.3 million, respectively, compared to total losses of $38.9 million and $105.7 million for the three and nine months ended September 30, 2012, respectively.
Included in the consolidated statements of operations in other income (loss), net are losses on heating oil call option crack spread contracts of $7.3 million for the nine months ended September 30, 2012.
Initial Public Offering of Alon USA Partners, LP
On November 26, 2012, the Partnership completed its initial public offering of 11,500,000 common units representing limited partner interests. As of September 30, 2013, the 11,502,476 common units held by the public represent 18.4% of the Partnership's common units outstanding. We own the remaining 81.6% of the Partnership's common units and Alon USA Partners GP, LLC (the "General Partner"), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. The Partnership is consolidated within the refining and marketing segment.
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
Renewable Fuel Standard
Beginning in 2013, we became subject to the Renewable Fuel Standards requirement to begin blending biofuels in the products we produce and to the degree we are unable to blend at percentages required under these various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. Our RINs liability represents an obligation to purchase biofuels credits needed to satisfy our obligation to blend biofuels into the products we have produced to date. RINs costs for the three and nine months ended September 30, 2013 were $1.2 million and $9.2 million, respectively.
Debt Related Transactions
In September 2013, we issued 3.00% convertible unsecured senior notes in aggregate principal amount of $150.0 million, which mature on September 15, 2018. In October 2013, proceeds from the convertible notes offering, along with cash on hand, were used to redeem $140.0 million of the outstanding principal balance on the 13.50% senior secured notes.
Interest expense for the nine months ended September 30, 2012 includes a charge of $9.6 million for the write-off of unamortized original issuance discount associated with a term loan repayment.

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
Cost of Sales. Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes cost of sales for retail fuels and for merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs and associated excise taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization expense.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2013 and 2012. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2012 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,892,836	$2,360,334	$5,220,627	$6,062,956
Operating costs and expenses:
Cost of sales	1,789,320	2,101,647	4,665,289	5,407,197
Unrealized losses on commodity swaps	—	5,017	—	37,458
Direct operating expenses	72,035	81,160	217,703	230,243
Selling, general and administrative expenses (2)	40,224	47,670	125,066	119,018
Depreciation and amortization (3)	30,988	31,870	92,949	93,000
Total operating costs and expenses	1,932,567	2,267,364	5,101,007	5,886,916
Gain (loss) on disposition of assets	334	(2,624)	8,846	(2,838)
Operating income (loss)	(39,397)	90,346	128,466	173,202
Interest expense (4)	(22,263)	(22,773)	(63,816)	(78,113)
Equity earnings of investees	3,426	4,542	5,155	6,112
Other income (loss), net (5)	91	202	220	(6,791)
Income (loss) before income tax expense (benefit)	(58,143)	72,317	70,025	94,410
Income tax expense (benefit)	(24,958)	26,776	9,617	34,705
Net income (loss)	(33,185)	45,541	60,408	59,705
Net income (loss) attributable to non-controlling interest	(4,476)	2,318	23,437	2,758
Net income (loss) available to stockholders	$(28,709)	$43,223	$36,971	$56,947
Earnings (loss) per share, basic	$(0.47)	$0.76	$0.56	$1.01
Weighted average shares outstanding, basic (in thousands)	62,901	56,699	62,490	56,322
Earnings (loss) per share, diluted	$(0.47)	$0.69	$0.54	$0.91
Weighted average shares outstanding, diluted (in thousands)	62,901	63,060	67,989	62,679
Cash dividends per share	$0.06	$0.04	$0.32	$0.12
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(20,093)	$101,276	$109,661	$215,498
Investing activities	(18,108)	(34,170)	(30,190)	(83,436)
Financing activities	194,907	(78,930)	95,407	(243,436)
OTHER DATA:
Adjusted EBITDA (6)	$(5,226)	$129,584	$217,944	$268,361
Capital expenditures (7)	17,689	31,748	48,311	72,273
Capital expenditures for turnaround and chemical catalyst	219	2,680	6,843	11,437

	September 30, 2013	December 31, 2012
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$291,174	$116,296
Working capital	346,313	87,242
Total assets	2,410,342	2,223,574
Total debt	727,478	587,017
Total debt less cash and cash equivalents	436,304	470,721
Total equity	652,127	621,186

(1)
Includes excise taxes on sales by the retail segment of $19,307 and $17,159 for the three months ended September 30, 2013 and 2012, respectively, and $55,143 and $49,481 for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $176 and $203 for the three months ended September 30, 2013 and 2012, respectively, and $544 and $584 for the nine months ended September 30, 2013 and 2012, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $607 and $611 for the three months ended September 30, 2013 and 2012, respectively, and $2,022 and $1,788 for the nine months ended September 30, 2013 and 2012, respectively, which are not allocated to our three operating segments.

(4)	Interest expense for the nine months ended September 30, 2012 includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with a term loan repayment.

(5)	Other income (loss), net for the nine months ended September 30, 2012 is substantially the loss on heating oil call option crack spread contracts.

(6)
Adjusted EBITDA represents earnings before net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, depreciation and amortization and gain (loss) on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, gain (loss) on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income (loss) available to stockholders	$(28,709)	$43,223	$36,971	$56,947
Net income (loss) attributable to non-controlling interest	(4,476)	2,318	23,437	2,758
Income tax expense (benefit)	(24,958)	26,776	9,617	34,705
Interest expense	22,263	22,773	63,816	78,113
Depreciation and amortization	30,988	31,870	92,949	93,000
(Gain) loss on disposition of assets	(334)	2,624	(8,846)	2,838
Adjusted EBITDA	$(5,226)	$129,584	$217,944	$268,361
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $5,017 and $37,458 for the three and nine months ended September 30, 2012, respectively. Adjusted EBITDA also does not exclude losses on heating oil call option crack spread contracts of $7,297 for the nine months ended September 30, 2012.

(7)
Includes corporate capital expenditures of $229 and $484 for the three months ended September 30, 2013 and 2012, respectively, and $668 and $1,267 for the nine months ended September 30, 2013 and 2012, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT (A)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,611,257	$2,133,102	$4,468,996	$5,522,753
Operating costs and expenses:
Cost of sales	1,561,164	1,917,853	4,061,439	5,005,250
Unrealized losses on commodity swaps	—	5,017	—	37,458
Direct operating expenses	60,972	72,259	184,988	204,001
Selling, general and administrative expenses	10,411	19,402	38,930	37,011
Depreciation and amortization	26,255	26,849	78,867	78,884
Total operating costs and expenses	1,658,802	2,041,380	4,364,224	5,362,604
Gain (loss) on disposition of assets	(42)	(2,532)	7,363	(2,528)
Operating income (loss)	$(47,587)	$89,190	$112,135	$157,621
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$6.46	$27.75	$16.35	$22.88
Refinery operating margin – CA Refineries (2)	N/A	0.12	N/A	1.60
Refinery operating margin – Krotz Springs (2)	1.23	11.28	5.16	7.55
Refinery direct operating expense – Big Spring (3)	4.53	3.92	4.74	3.92
Refinery direct operating expense – CA Refineries (3)	N/A	7.82	N/A	10.35
Refinery direct operating expense – Krotz Springs (3)	3.91	3.76	4.30	3.86
Capital expenditures	$11,535	$28,384	$30,150	$54,561
Capital expenditures for turnaround and chemical catalyst	219	2,680	6,843	11,437
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$14.23	$31.76	$21.21	$27.54
Crack spreads (3/1/1/1) (per barrel):
West Coast	$8.36	$14.40	$9.72	$12.84
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$6.58	$15.91	$6.30	$12.05
WTI crude oil (per barrel)	$105.82	$92.09	$98.14	$96.17
Crude oil differentials (per barrel):
WTI less WTS	$0.08	$3.70	$3.91	$3.74
LLS less WTI	6.60	15.02	13.91	15.25
WTI less Buena Vista	(3.10)	(14.14)	(9.74)	(13.97)
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.78	$2.89	$2.77	$2.89
Gulf Coast ultra-low sulfur diesel	3.02	3.07	2.99	3.06
Gulf Coast high sulfur diesel	2.89	2.97	2.87	2.99
West Coast LA CARBOB (unleaded gasoline)	2.93	3.04	3.00	3.09
West Coast LA ultra-low sulfur diesel	3.07	3.13	3.03	3.12
Natural gas (per MMBtu)	3.56	2.89	3.69	2.58

(A)
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the three and nine months ended September 30, 2012 has been recast to provide a comparison to the current period results.

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	36,340	57.6	52,108	74.9	45,029	69.3	53,297	78.6
WTI crude	25,169	39.9	15,398	22.1	18,016	27.8	12,790	18.8
Blendstocks	1,581	2.5	2,057	3.0	1,865	2.9	1,797	2.6
Total refinery throughput (4)	63,090	100.0	69,563	100.0	64,910	100.0	67,884	100.0
Refinery production:
Gasoline	30,861	49.2	34,918	50.3	31,905	49.4	33,653	49.6
Diesel/jet	20,999	33.4	23,215	33.5	21,688	33.5	22,234	32.8
Asphalt	3,312	5.3	4,148	6.0	3,708	5.7	4,241	6.3
Petrochemicals	3,599	5.7	4,040	5.8	3,984	6.2	4,005	5.9
Other	4,045	6.4	3,045	4.4	3,371	5.2	3,627	5.4
Total refinery production (5)	62,816	100.0	69,366	100.0	64,656	100.0	67,760	100.0
Refinery utilization (6)		87.9%		96.4%		93.8%		97.3%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	—	—	23,228	71.9	—	—	9,903	46.1
Heavy crude	—	—	8,065	25.0	—	—	10,259	47.8
Blendstocks	—	—	1,005	3.1	—	—	1,310	6.1
Total refinery throughput (4)	—	—	32,298	100.0	—	—	21,472	100.0
Refinery production:
Gasoline	—	—	7,867	24.4	—	—	3,798	17.8
Diesel/jet	—	—	13,929	43.2	—	—	7,152	33.4
Asphalt	—	—	7,528	23.4	—	—	5,906	27.7
Light unfinished	—	—	—	—	—	—	267	1.3
Heavy unfinished	—	—	1,833	5.7	—	—	3,668	17.2
Other	—	—	1,057	3.3	—	—	554	2.6
Total refinery production (5)	—	—	32,214	100.0	—	—	21,345	100.0
Refinery utilization (6)		—%		43.2%		—%		27.8%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	32,801	47.5	23,159	33.5	29,677	47.8	16,640	25.1
Gulf Coast sweet crude	34,639	50.1	45,925	66.3	30,805	49.5	49,381	74.3
Blendstocks	1,629	2.4	141	0.2	1,661	2.7	392	0.6
Total refinery throughput (4)	69,069	100.0	69,225	100.0	62,143	100.0	66,413	100.0
Refinery production:
Gasoline	32,402	46.1	28,693	41.1	27,363	43.2	27,170	40.5
Diesel/jet	29,449	41.8	28,184	40.2	25,392	40.0	28,056	41.8
Heavy Oils	1,293	1.8	2,554	3.6	1,194	1.9	2,737	4.1
Other	7,282	10.3	10,605	15.1	9,454	14.9	9,162	13.6
Total refinery production (5)	70,426	100.0	70,036	100.0	63,403	100.0	67,125	100.0
Refinery utilization (6)		81.2%		83.1%		74.8%		79.4%

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

The refinery operating margin for the three and nine months ended September 30, 2013 includes $1,346 and $8,140 of negative inventory effects. The refinery operating margin for the three and nine months ended September 30, 2012 includes $2,221 and $1,884 of negative inventory effects.
The refinery operating margin excludes realized gains on commodity swaps of $11,339 and $21,333, for the three and nine months ended September 30, 2013, respectively.
The refinery operating margin excludes realized losses on commodity swaps of $33,839 and $54,310, for the three and nine months ended September 30, 2012, respectively.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our Big Spring, California and Krotz Springs refineries by the applicable refinery’s total throughput volumes.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The California refineries suspended operations in December 2012 and therefore, no throughput data has been presented for the three and nine months ended September 30, 2013. Throughput data for the California refineries for the nine months ended September 30, 2012 reflects substantially six months of operations as the California refineries were not in operation for the first quarter of 2012.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$194,230	$203,982	$493,286	$449,442
Operating costs and expenses:
Cost of sales (1)(2)	177,289	195,903	450,758	414,323
Direct operating expenses	11,063	8,901	32,715	26,242
Selling, general and administrative expenses	2,567	1,268	5,770	3,188
Depreciation and amortization	1,588	1,485	4,700	4,281
Total operating costs and expenses	192,507	207,557	493,943	448,034
Gain on disposition of assets	—	1	—	1
Operating income (loss)	$1,723	$(3,574)	$(657)	$1,409
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	247	300	557	674
Non-blended asphalt sales volume (tons in thousands) (4)	18	17	55	77
Blended asphalt sales price per ton (3)	$585.68	$657.68	$577.11	$623.24
Non-blended asphalt sales price per ton (4)	358.61	392.76	379.45	381.49
Asphalt margin per ton (5)	63.93	25.49	69.49	46.76
Capital expenditures	$1,556	$1,075	$5,947	$8,535

(1)
Net sales and cost of sales for the three and nine months ended September 30, 2013 includes approximately $43,000 and $151,000 of asphalt purchases sold as part of a supply and offtake arrangement. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

RETAIL SEGMENT (A)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$251,688	$234,433	$720,626	$683,314
Operating costs and expenses:
Cost of sales (2)	215,206	199,074	615,373	580,177
Selling, general and administrative expenses	27,070	26,797	79,822	78,235
Depreciation and amortization	2,538	2,925	7,360	8,047
Total operating costs and expenses	244,814	228,796	702,555	666,459
Gain (loss) on disposition of assets	376	(93)	1,483	(311)
Operating income	$7,250	$5,544	$19,554	$16,544
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	297	299	297	299
Retail fuel sales (thousands of gallons)	49,363	43,978	141,259	126,845
Retail fuel sales (thousands of gallons per site per month)(3)	58	51	55	49
Retail fuel margin (cents per gallon) (4)	18.6	19.8	19.7	20.1
Retail fuel sales price (dollars per gallon) (5)	$3.40	$3.46	$3.40	$3.51
Merchandise sales	$83,614	$82,069	$240,190	$238,062
Merchandise sales (per site per month) (3)	$94	$91	$90	$88
Merchandise margin (6)	32.5%	32.3%	32.1%	32.5%
Capital expenditures	$4,369	$1,805	$11,546	$7,910

(A)
In the fourth quarter of 2012, based on a change in our internal reporting structure as a result of the Partnership's initial public offering, the branded marketing operations have been combined with the refining and marketing segment and are no longer included with the retail segment. Information for the three and nine months ended September 30, 2012 has been recast to provide a comparison to the current period results.

(1)
Includes excise taxes on sales of $19,307 and $17,159 for the three months ended September 30, 2013 and 2012, respectively, and $55,143 and $49,481 for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At September 30, 2013, we had 297 retail convenience stores of which 285 sold fuel. At September 30, 2012, we had 299 retail convenience stores of which 286 sold fuel.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Sales
Consolidated. Net sales for the three months ended September 30, 2013 were $1,892.8 million, compared to $2,360.3 million for the three months ended September 30, 2012, a decrease of $467.5 million. This decrease was primarily due to lower refinery throughput volumes, lower refined product prices and lower asphalt sales volumes and prices, partially offset by increased retail fuel sales volumes.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,611.3 million for the three months ended September 30, 2013, compared to $2,133.1 million for the three months ended September 30, 2012, a decrease of $521.8 million, or 24.5%. This decrease was primarily due to lower refinery throughput volumes and lower refined product prices in the three months ended September 30, 2013 compared to the same period last year.
Combined refinery throughput for the three months ended September 30, 2013 averaged 132,159 bpd, consisting of 63,090 bpd at the Big Spring refinery and 69,069 bpd at the Krotz Springs refinery, compared to a combined average throughput of 171,086 bpd for the three months ended September 30, 2012, consisting of 69,563 bpd at the Big Spring refinery, 32,298 bpd at the California refineries and 69,225 bpd at the Krotz Springs refinery. The lower throughput rate for the three months ended September 30, 2013 was primarily due to the California refineries being shut down during 2013, which were in operation during the third quarter of 2012. The reduced refinery throughput for the Big Spring refinery reflects the impact of unplanned downtime during the three months ended September 30, 2013.
Refined product prices decreased for all of our products during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2013 decreased $0.11, or 3.8%, to $2.78, compared to $2.89 for the three months ended September 30, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2013 decreased $0.05, or 1.6%, to $3.02, compared to $3.07 for the three months ended September 30, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2013 decreased $0.08, or 2.7%, to $2.89, compared to $2.97 for the three months ended September 30, 2012.
Asphalt Segment. Net sales for our asphalt segment were $194.2 million for the three months ended September 30, 2013, compared to $204.0 million for the three months ended September 30, 2012, a decrease of $9.8 million, or 4.8%. The decrease was primarily due to lower asphalt sales volumes and lower asphalt sales prices partially offset by approximately $43.0 million of asphalt sales as part of a supply and offtake arrangement. The asphalt sales volume decreased 16.4% from 317 thousand tons for the three months ended September 30, 2012 to 265 thousand tons for the three months ended September 30, 2013. The average blended asphalt sales price decreased 10.9% from $657.68 per ton for the three months ended September 30, 2012 to $585.68 per ton for the three months ended September 30, 2013, and the average non-blended asphalt sales price decreased 8.7% from $392.76 per ton for the three months ended September 30, 2012, to $358.61 per ton for the three months ended September 30, 2013.
Retail Segment. Net sales for our retail segment were $251.7 million for the three months ended September 30, 2013, compared to $234.4 million for the three months ended September 30, 2012, an increase of $17.3 million, or 7.4%. This increase was primarily attributable to a 12.3% increase in retail fuel sales volumes, partially offset by a decrease in retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales were $1,789.3 million for the three months ended September 30, 2013, compared to $2,101.6 million for the three months ended September 30, 2012, a decrease of $312.3 million. This decrease was primarily due to lower refinery throughput volumes and lower asphalt sales volumes, partially offset by higher crude oil prices and increased retail fuel sales volumes.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $1,561.2 million for the three months ended September 30, 2013, compared to $1,917.9 million for the three months ended September 30, 2012, a decrease of $356.7 million. This decrease was primarily due to lower refinery throughput volumes, partially offset by an increase in the cost of WTI and a narrowing of the WTI to WTS spread. The average price of WTI for the three months ended September 30, 2013 increased 14.9% to $105.82 per barrel, compared to $92.09 per barrel for the three months ended September 30, 2012. The WTI to WTS spread narrowed to $0.08 per barrel, a decrease of 97.8%, for the three months ended September 30, 2013 compared to $3.70 per barrel for the three months ended September 30, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $177.3 million for the three months ended September 30, 2013, compared to $195.9 million for the three months ended September 30, 2012, a decrease of $18.6 million, or 9.5%. This decrease was primarily due to lower sales volumes for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by approximately $43.0 million of asphalt purchases sold as part of a supply and offtake arrangement.
Retail Segment. Cost of sales for our retail segment were $215.2 million for the three months ended September 30, 2013, compared to $199.1 million for the three months ended September 30, 2012, an increase of $16.1 million, or 8.1%. This increase was primarily attributable to increases in retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses were $72.0 million for the three months ended September 30, 2013, compared to $81.2 million for the three months ended September 30, 2012, a decrease of $9.2 million, or 11.3%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended September 30, 2013 were $61.0 million, compared to $72.3 million for the three months ended September 30, 2012, a decrease of $11.3 million, or 15.6%. This decrease was primarily due to the California refineries being shut down during the three months ended September 30, 2013.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2013 were $11.1 million, compared to $8.9 million for the three months ended September 30, 2012, an increase of $2.2 million, or 24.7%. This increase was primarily due to higher natural gas costs and higher facilities maintenance costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended September 30, 2013 were $40.2 million, compared to $47.7 million for the three months ended September 30, 2012, a decrease of $7.5 million, or 15.7%, primarily due to lower employee incentive compensation costs.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended September 30, 2013 were $10.4 million, compared to $19.4 million for the three months ended September 30, 2012, a decrease of $9.0 million, or 46.4%. This decrease was primarily due to lower employee incentive compensation costs for the three months ended September 30, 2013.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2013 were $2.6 million, compared to $1.3 million for the three months ended September 30, 2012, an increase of $1.3 million. This increase was primarily due to higher professional services fees during the three months ended September 30, 2013.
Retail Segment. SG&A expenses for our retail segment for the three months ended September 30, 2013 were $27.1 million, compared to $26.8 million for the three months ended September 30, 2012, an increase of $0.3 million, or 1.1%.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2013 was $31.0 million, compared to $31.9 million for the three months ended September 30, 2012, a decrease of $0.9 million, or 2.8%.
Operating Income (Loss)
Consolidated. Operating loss for the three months ended September 30, 2013 was $39.4 million, compared to operating income of $90.3 million for the three months ended September 30, 2012, a decrease of $129.7 million. This decrease was primarily due to lower refinery operating margins and lower throughput volumes.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $47.6 million for the three months ended September 30, 2013, compared to operating income of $89.2 million for the three months ended September 30, 2012, a decrease of $136.8 million. This decrease was primarily due to lower refinery operating margins and lower throughput volumes at our refineries partially offset by the impacts of commodity swaps. We recorded gains associated with commodity swaps of $11.3 million for the three months ended September 30, 2013 compared to recorded losses on commodity swaps of $38.9 million for the three months ended September 30, 2012.
Refinery operating margin at the Big Spring refinery was $6.46 per barrel for the three months ended September 30, 2013, compared to $27.75 per barrel for the three months ended September 30, 2012. This decrease was primarily due to lower Gulf Coast 3/2/1 crack spreads, a narrowing WTI to WTS spread and unplanned downtime at the Big Spring refinery. The average Gulf Coast 3/2/1 crack spread decreased to $14.23 per barrel for the three months ended September 30, 2013, compared to $31.76 per barrel for the three months ended September 30, 2012. The WTI to WTS spread was $0.08 per barrel for the three months ended September 30, 2013 compared to $3.70 per barrel for the three months ended September 30, 2012. Operating income and refinery operating margin at the Big Spring refinery were also impacted by approximately $1.2 million of costs for the purchase of RINs credits needed to satisfy our obligation to blend biofuels into the products we produce during the three months ended September 30, 2013.
Refinery operating margin at the Krotz Springs refinery was $1.23 per barrel for the three months ended September 30, 2013, compared to $11.28 per barrel for the three months ended September 30, 2012. This decrease is primarily due to lower Gulf Coast 2/1/1 crack spreads, partially offset by the higher utilization of lower cost WTI priced crude oils. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2013 was $6.58 per barrel compared to $15.91 per barrel for the three months ended September 30, 2012. We increased our utilization of WTI priced crudes to 47.5% of total throughput for the three months ended September 30, 2013 from 33.5% for the three months ended September 30, 2012.
Asphalt Segment. Operating income for our asphalt segment was $1.7 million for the three months ended September 30, 2013, compared to an operating loss of $3.6 million for the three months ended September 30, 2012, an increase of $5.3 million. This increase was primarily due to higher asphalt margins during the three months ended September 30, 2013. The asphalt margin was $63.93 per ton for the three months ended September 30, 2013 compared to $25.49 per ton for the three months ended September 30, 2012. This increase is primarily due to lower costs of purchased asphalt sold during the third quarter of 2013.
Retail Segment. Operating income for our retail marketing segment was $7.3 million for the three months ended September 30, 2013, compared to $5.5 million for the three months ended September 30, 2012, an increase of $1.8 million. This increase was primarily due to higher retail fuel sales volumes and higher merchandise sales and margin.
Interest Expense
Interest expense was $22.3 million for the three months ended September 30, 2013, compared to $22.8 million for the three months ended September 30, 2012, a decrease of $0.5 million, or 2.2%. This decrease was primarily due to lower net debt balances during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Income Tax Expense (Benefit)
Income tax benefit was $25.0 million for the three months ended September 30, 2013, compared to income tax expense of $26.8 million for the three months ended September 30, 2012. The decrease is the result of operating at a pre-tax loss during the three months ended September 30, 2013, compared to having pre-tax income during the three months ended September 30, 2012. Additionally, the three months ended September 30, 2013 includes a change in the projected effective income tax rate for the year from 27% to 14% due to the impact of the non-controlling interest's share of Partnership income (loss).
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest represents the proportional share of net income (loss) related to non-voting common stock owned by non-controlling interests in our subsidiary, Alon Assets, Inc. In addition, net income (loss) attributable to non-controlling interest for the three months ended September 30, 2013 includes the limited partnership unit holders' proportional share of the Partnership's income, subsequent to the Partnership's initial public offering in November 2012. Net loss attributable to non-controlling interest was $4.5 million for the three months ended September 30, 2013, compared to income of $2.3 million for the three months ended September 30, 2012, a decrease of $6.8 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $28.7 million for the three months ended September 30, 2013, compared to income of $43.2 million for the three months ended September 30, 2012, a decrease in income of $71.9 million. This decrease was attributable to the factors discussed above.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Sales
Consolidated. Net sales for the nine months ended September 30, 2013 were $5,220.6 million, compared to $6,063.0 million for the nine months ended September 30, 2012, a decrease of $842.4 million. This decrease was primarily due to lower refinery throughput volumes and lower refined product prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $4,469.0 million for the nine months ended September 30, 2013, compared to $5,522.8 million for the nine months ended September 30, 2012, a decrease of $1,053.8 million. The decrease was due to decreased refinery throughput and lower refined product prices.

Combined refinery throughput for the nine months ended September 30, 2013 averaged 127,053 bpd, consisting of 64,910 bpd at the Big Spring refinery and 62,143 bpd at the Krotz Springs refinery, compared to 155,769 bpd for the nine months ended September 30, 2012, consisting of 67,884 bpd at the Big Spring refinery, 21,472 bpd at the California refineries and 66,413 bpd at the Krotz Springs refinery. The lower throughput rate for the nine months ended September 30, 2013 was primarily due to the California refineries being shut down during 2013, which were in operation during the second and third quarters of 2012. The reduced refinery throughput for the Big Spring refinery reflects the impact of unplanned downtime during the three months ended September 30, 2013. The reduced refinery throughput for the Krotz Springs refinery reflects the impact of the unplanned shut down and repair of the reformer unit for approximately one month during the nine months ended September 30, 2013.
Refined product prices decreased for all of our products during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2013 decreased $0.12, or 4.2%, to $2.77, compared to $2.89 for the nine months ended September 30, 2012. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the nine months ended September 30, 2013 decreased $0.07, or 2.3%, to $2.99, compared to $3.06 for the nine months ended September 30, 2012. The average per gallon price for Gulf Coast high-sulfur diesel for the nine months ended September 30, 2013, decreased $0.12, or 4.0%, to $2.87, compared to $2.99 for the nine months ended September 30, 2012.
Asphalt Segment. Net sales for our asphalt segment were $493.3 million for the nine months ended September 30, 2013, compared to $449.4 million for the nine months ended September 30, 2012, an increase of $43.9 million, or 9.8%. This increase was primarily due to approximately $151.0 million of asphalt sales as part of a supply and offtake arrangement, offset by decreased sales volumes and lower blended asphalt sales prices.
The asphalt sales volume decreased 18.5% from 751 thousand tons for the nine months ended September 30, 2012, to 612 thousand tons for the nine months ended September 30, 2013. The average blended asphalt sales price decreased 7.4% from $623.24 per ton for the nine months ended September 30, 2012, to $577.11 per ton for the nine months ended September 30, 2013.
Retail Segment. Net sales for our retail segment were $720.6 million for the nine months ended September 30, 2013, compared to $683.3 million for the nine months ended September 30, 2012, an increase of $37.3 million or 5.5%. This increase was primarily attributable to a 11.4% increase in retail fuel sales volume, partially offset by lower retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales for the nine months ended September 30, 2013 was $4,665.3 million, compared to $5,407.2 million for the nine months ended September 30, 2012, a decrease of $741.9 million, or 13.7%. This decrease was primarily due to lower refinery throughput, partially offset by higher crude oil prices.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $4,061.4 million for the nine months ended September 30, 2013, compared to $5,005.3 million for the nine months ended September 30, 2012, a decrease of $943.9 million, or 18.9%. This decrease was primarily due to lower refinery throughput, partially offset by higher crude oil prices. The average price of WTI increased 2.0% from $96.17 per barrel for the nine months ended September 30, 2012, to $98.14 per barrel for the nine months ended September 30, 2013.
Asphalt Segment. Cost of sales for our asphalt segment were $450.8 million for the nine months ended September 30, 2013, compared to $414.3 million for the nine months ended September 30, 2012, an increase of $36.5 million, or 8.8%. This increase was primarily due to approximately $151.0 million of inventory asphalt purchases sold as part of a supply and offtake arrangement, as well as increased transportation costs during the nine months ended September 30, 2013, partially offset by decreased sales volumes during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
Retail Segment. Cost of sales for our retail segment were $615.4 million for the nine months ended September 30, 2013, compared to $580.2 million for the nine months ended September 30, 2012, an increase of $35.2 million, or 6.1%. This increase was primarily attributable to increases in retail fuel sales volumes, partially offset by lower retail fuel prices.
Direct Operating Expenses
Consolidated. Direct operating expenses were $217.7 million for the nine months ended September 30, 2013, compared to $230.2 million for the nine months ended September 30, 2012, a decrease of $12.5 million, or 5.4%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the nine months ended September 30, 2013 were $185.0 million, compared to $204.0 million for the nine months ended September 30, 2012, a decrease of $19.0 million, or 9.3%. This decrease was primarily due to the California refineries being shut down during the nine months ended September 30, 2013.

Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2013 were $32.7 million, compared to $26.2 million for the nine months ended September 30, 2012, an increase of $6.5 million, or 24.8%. This increase was primarily due to higher natural gas costs and higher facilities maintenance costs during the nine months ended September 30, 2013.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the nine months ended September 30, 2013 were $125.1 million, compared to $119.0 million for the nine months ended September 30, 2012, an increase of $6.1 million, or 5.1%. This increase was primarily due to higher employee incentive compensation costs and advertising costs related to rebranding efforts.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the nine months ended September 30, 2013 were $38.9 million, compared to $37.0 million for the nine months ended September 30, 2012, an increase of $1.9 million or 5.1%. This increase was primarily due to higher employee incentive compensation costs.
Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2013 were $5.8 million, compared to $3.2 million for the nine months ended September 30, 2012, an increase of $2.6 million, or 81.3%. This increase was primarily due to higher professional services fees.
Retail Segment. SG&A expenses for our retail segment for the nine months ended September 30, 2013 were $79.8 million, compared to $78.2 million for the nine months ended September 30, 2012, an increase of $1.6 million, or 2.0%. This increase was primarily due to higher employee compensation costs and higher credit card related fees.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2013 was $92.9 million, compared to $93.0 million for the nine months ended September 30, 2012, a decrease of $0.1 million, or 0.1%.
Operating Income
Consolidated. Operating income for the nine months ended September 30, 2013 was $128.5 million, compared to $173.2 million for the nine months ended September 30, 2012, a decrease of $44.7 million. This decrease was primarily due to reduced refinery margins, lower refinery throughput and higher SG&A expenses, partially offset by improved asphalt margins, the impact of commodity swaps transactions and lower direct operating costs.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $112.1 million for the nine months ended September 30, 2013, compared to $157.6 million for the nine months ended September 30, 2012, a decrease of $45.5 million. This decrease was primarily due to reduced refinery margins and lower refinery throughput, partially offset by gains on commodity swaps during the nine months ended September 30, 2013 of $21.3 million, compared to losses on commodity swaps during the nine months ended September 30, 2012 of $105.7 million.
Refinery operating margin at the Big Spring refinery was $16.35 per barrel for the nine months ended September 30, 2013, compared to $22.88 per barrel for the nine months ended September 30, 2012. This decrease in operating margin is primarily due to lower Gulf Coast 3/2/1 crack spreads, partially offset by the widening of the WTI to WTS spread. The average Gulf Coast 3/2/1 crack spread decreased 23.0% to $21.21 per barrel for the nine months ended September 30, 2013, compared to $27.54 per barrel for the nine months ended September 30, 2012. The WTI to WTS spread increased slightly by 4.5% to $3.91 per barrel for the nine months ended September 30, 2013, compared to $3.74 per barrel for the nine months ended September 30, 2012. Operating income and refinery operating margin at the Big Spring refinery were also impacted by approximately $9.2 million of costs for the purchase of RINs credits needed to satisfy our obligation to blend biofuels into the products we produce during the nine months ended September 30, 2013.
Refinery operating margin at the Krotz Springs refinery was $5.16 per barrel for the nine months ended September 30, 2013, compared to $7.55 per barrel for the nine months ended September 30, 2012. This decrease is primarily due to lower Gulf Coast 2/1/1 high sulfur diesel crack spreads, partially offset by a narrowing of the LLS to WTI spread and increased utilization of WTI priced crude oils during the nine months ended September 30, 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2013 was $6.30 per barrel, compared to $12.05 per barrel for the nine months ended September 30, 2012. The LLS to WTI spread decreased $1.34 per barrel to $13.91 per barrel for the nine months ended September 30, 2013, compared to $15.25 per barrel for the nine months ended September 30, 2012. We increased our utilization of WTI priced crudes to 47.8% of total throughput during the nine months ended September 30, 2013 from 25.1% during the nine months ended September 30, 2012.
Asphalt Segment. Operating loss for our asphalt segment was $0.7 million for the nine months ended September 30, 2013, compared to operating income of $1.4 million for the nine months ended September 30, 2012, a decrease of $2.1 million. This decrease was primarily due to lower sales volumes and prices as well as higher direct operating and SG&A expenses.

Retail Segment. Operating income for our retail segment was $19.6 million for the nine months ended September 30, 2013, compared to $16.5 million for the nine months ended September 30, 2012, an increase of $3.1 million. This increase was primarily due to higher retail fuel sales volumes.
Interest Expense
Interest expense was $63.8 million for the nine months ended September 30, 2013, compared to $78.1 million for the nine months ended September 30, 2012, a decrease of $14.3 million, or 18.3%. This decrease was primarily due to lower net debt balances for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and a charge during the nine months ended September 30, 2012 of $9.6 million for the write-off of unamortized original issuance discount associated with a term loan repayment.
Income Tax Expense
Income tax expense was $9.6 million for the nine months ended September 30, 2013, compared to $34.7 million for the nine months ended September 30, 2012. The decrease resulted from our lower pre-tax income for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Our effective tax rate was 13.7% for the nine months ended September 30, 2013, compared to an effective tax rate of 36.8% for the nine months ended September 30, 2012. This lower effective tax rate compared to the prior period is due to the impact of the non-controlling interest's share of Partnership income as a result of the Partnership's initial public offering in November 2012.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest represents the proportional share of net income related to non-voting common stock owned by non-controlling interests in our subsidiary, Alon Assets, Inc. In addition, net income attributable to non-controlling interest for the nine months ended September 30, 2013 includes the limited partnership unit holders proportional share of the Partnership's income as a result of the Partnership's initial public offering in November 2012. Net income attributable to non-controlling interest was $23.4 million for the nine months ended September 30, 2013, compared to $2.8 million for the nine months ended September 30, 2012, an increase of $20.6 million.
Net Income Available to Stockholders
Net income available to stockholders was $37.0 million for the nine months ended September 30, 2013, compared to $56.9 million for the nine months ended September 30, 2012, a decrease of $19.9 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake agreements, other credit lines and advances from affiliates.
We have agreements with J. Aron for the supply of crude oil that will support the operations of the Big Spring refinery, the Krotz Springs refinery and the California refineries as well as most of our asphalt terminals. These agreements substantially reduce our need to issue letters of credit to support crude oil and asphalt purchases. In addition, the structure allows us to acquire crude oil and asphalt without the constraints of a maximum facility size during periods of high crude oil prices.
We believe that the aforementioned sources of funds and other sources of capital available to us will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.
Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, extend or replace existing revolving credit facilities or for other corporate purposes.

Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2013, and 2012:

	For the Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$109,661	$215,498
Investing activities	(30,190)	(83,436)
Financing activities	95,407	(243,436)
Net increase (decrease) in cash and cash equivalents	$174,878	$(111,374)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $109.7 million during the nine months ended September 30, 2013, compared to $215.5 million during the nine months ended September 30, 2012. The reduction in net cash provided by operating activities of $105.8 million was primarily attributable to a decrease in net income after adjusting for non-cash items of $87.5 million, increased cash used for accounts payable and accrued liabilities of $80.5 million and increased cash used for other non-current liabilities of $45.4 million. These changes were partially offset by increased cash collected on accounts receivable of $28.3 million, reduced cash used for inventories of $44.8 million, reduced cash used for prepaid expenses and other current assets of $16.8 million and reduced cash used for other non-current assets of $17.7 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $30.2 million during the nine months ended September 30, 2013, compared to $83.4 million during the nine months ended September 30, 2012. The reduction in net cash used in investing activities of $53.2 million was primarily attributable to higher cash proceeds of $25.5 million received from asset sales during the nine months ended September 30, 2013, as well as a reduction in capital expenditures and capital expenditures for turnarounds and catalysts of $28.6 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by financing activities was $95.4 million during the nine months ended September 30, 2013, compared to net cash used in financing activities of $243.4 million during the nine months ended September 30, 2012. The change in cash flows from financing activities of $338.8 million was primarily attributable to net proceeds from the issuance of convertible debt and related transactions of $134.8 million and revolving credit facilities net borrowings of $31.0 million for the nine months ended September 30, 2013, compared to net repayments of $224.3 million for the nine months ended September 30, 2012. These increases were partially offset by higher distributions paid to non-controlling interest in the Partnership of $31.7 million and higher dividends paid to stockholders of $13.2 million during the nine months ended September 30, 2013.
Indebtedness
Alon USA Energy, Inc. Convertible Senior Notes. In September 2013, we completed an offering of 3.00% convertible senior unsecured notes (the “Convertible Notes”) in aggregate principal amount of $150.0 million, which mature on September 15, 2018. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. The Convertible Notes are not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes cannot require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the indenture.
The holders of the Convertible Notes may convert at anytime after June 15, 2018 if our common stock is above approximately $14.79 per share. Prior to June 15, 2018 and after December 31, 2013, holders may convert if our common stock is above approximately $19.22 per share, as defined in the indenture. The Convertible Notes may be converted into shares of our common stock, into cash, or into a combination of cash and shares of common stock, at our election. Our current intent is to settle conversions of each $1 (in thousands) principal amount of the Convertible Notes through cash payments, with any excess of this amount to be settled by a combination of cash and shares of our common stock.

The Convertible Notes were issued at an offering price of 100% and we received gross proceeds of $150.0 million (before fees and expenses related to the offering). The Convertible Notes had an initial conversion rate of 67.627 shares of our common stock per each $1 (in thousands) principal amount of the Convertible Notes and is equivalent to an initial conversion price of approximately $14.79 per share, which represents a conversion premium of 32.5% on our last reported common stock price of $11.16 per share on the date of the offering. The conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Convertible Notes do not contain any maintenance financial covenants.
We used $15.2 million of the proceeds to fund the cost of entering into convertible note hedge transactions (after such cost was partially offset by the proceeds we received from entering into warrant transactions) described below. In October 2013, we used the remaining net proceeds from the Convertible Notes offering, along with cash on hand, to redeem $140.0 million of the outstanding principal balance on the 13.50% senior secured notes.
Convertible Note Hedge Transactions
In connection with the offering of the Convertible Notes, we also entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). We paid an aggregate amount of $28.5 million to the Hedge Counterparties for the Purchased Options. The Purchased Options, with a strike price of $14.79 per share of our common stock, cover 10,144,050 shares of our common stock, subject to customary anti-dilution adjustments, that initially underlie the Convertible Notes sold in the offering. The Purchased Options will expire in September 2018.
The Purchased Options are intended to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes as well as offset any potential cash payments we are required to make in excess of the principal amount upon any conversion of the notes.
The Purchased Options are separate transactions and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Purchased Options.
Warrant Transactions
In connection with the offering of the Convertible Notes, we also entered into warrant transactions (the “Warrants”), whereby we sold to the Hedge Counterparties warrants in an aggregate amount of $13.2 million to acquire, subject to customary anti-dilution adjustments, up to 10,144,050 shares of our common stock at a strike price of approximately $20.09 per share of common stock. The Warrants will be settled on a net-share basis and will expire in April 2019.
The Warrants are separate transactions and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Warrants.
Senior Secured Notes. Our 13.50% senior secured notes will mature in October 2014. In October 2013, we used proceeds from the Convertible Notes offering to repay approximately $140.0 million, leaving a remaining principal balance of approximately $74.6 million.
Alon USA Energy, Inc. Letter of Credit Facility. We have an unsecured credit facility (the “Alon Energy Letter of Credit Facility”) for the issuance of letters of credit in an amount not to exceed $60.0 million with a sub-limit for borrowings not to exceed $30.0 million. This facility will terminate in February 2014. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants. At September 30, 2013 and December 31, 2012, we had outstanding letters of credit under this facility of $56.8 million and $59.5 million, respectively.
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
Borrowings of $80.0 million and $49.0 million and letters of credit of $88.7 million and $58.8 million were outstanding under the Alon USA LP Credit Facility at September 30, 2013 and December 31, 2012, respectively.
Financial Covenants. We have certain credit agreements that contain restrictive covenants, including maintenance financial covenants. At September 30, 2013, we were in compliance with these maintenance financial covenants.
Capital Spending
Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst plan for 2013 is $95.3 million. Approximately $55.2 million has been spent during the nine months ended September 30, 2013.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2013, we held approximately 2.2 million barrels of crude oil, refined products and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $78.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $2.2 million.
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

The following table provides information about our derivative commodity instruments as of September 30, 2013:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	807,777	$107.35	$—	$86,712	$83,998	$(2,714)
Forwards-long (Gasoline)	111,565	111.22	—	12,408	11,945	(463)
Forwards-short (Gasoline)	(34,581)	—	113.55	(3,927)	(3,783)	144
Forwards-long (Distillate)	67,254	125.70	—	8,454	8,204	(250)
Forwards-long (Jet)	69,792	126.74	—	8,846	8,159	(687)
Forwards-short (Jet)	(15,273)	—	125.30	(1,914)	(1,827)	87
Forwards-long (Slurry)	15,325	89.85	—	1,377	1,373	(4)
Forwards-long (Catfeed)	150,914	113.32	—	17,101	16,494	(607)
Forwards-short (Catfeed)	(29,276)	—	113.32	(3,317)	(3,200)	117
Forwards-long (Slop)	27,306	96.24	—	2,628	2,521	(107)
Forwards-short (Slop)	(21,222)	—	100.16	(2,126)	(2,043)	83
Forwards-short (Propane)	(44,862)	—	44.94	(2,016)	(1,916)	100
Forwards-long (Asphalt)	130,491	102.54	—	13,381	14,066	685
Futures-short (Crude)	(786,000)	—	104.93	(82,475)	(80,412)	2,063
Futures-short (Gasoline)	(274,000)	—	113.97	(31,228)	(30,245)	983
Futures-long (Distillate)	26,000	128.19	—	3,333	3,245	(88)
Futures-short (Distillate)	(193,000)	—	128.63	(24,826)	(24,087)	739

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps	9,360,000	$16.48	$15.50	$(154,223)	$(145,084)	$9,139
Interest Rate Risk
As of September 30, 2013, $399.2 million of our outstanding debt was at floating interest rates out of which approximately $80.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%, and $248.1 million, excluding discounts, was at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%. An increase of 1% in the Eurodollar rate on indebtedness, net of the instruments subject to minimum interest rates, would result in an increase in our interest expense of approximately $1.3 million per year.

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
1.1
Purchase Agreement, dated September 10, 2013, among Alon USA Energy, Inc., Goldman, Sachs & Co. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

4.1
Indenture related to the 3.00% Convertible Senior Notes due 2018, dated as of September 16, 2013, among Alon USA Energy, Inc. and U.S. Bank National Association, as trustee (including form of 3.00% Convertible Senior Note due 2018) (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.1
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.2
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.3
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.4
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.5
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.6
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.7
Additional Warrant Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.8
Additional Warrant Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.8 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.9
Second Amendment to Credit Agreement, dated as of July 31, 2013, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc., and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 9, 2013, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	November 8, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	November 8, 2013	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	November 8, 2013	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit
Number	Description of Exhibit
1.1
Purchase Agreement, dated September 10, 2013, among Alon USA Energy, Inc., Goldman, Sachs & Co. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

4.1
Indenture related to the 3.00% Convertible Senior Notes due 2018, dated as of September 16, 2013, among Alon USA Energy, Inc. and U.S. Bank National Association, as trustee (including form of 3.00% Convertible Senior Note due 2018) (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.1
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.2
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.3
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.4
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.5
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC. (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.6
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.7
Additional Warrant Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.8
Additional Warrant Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.8 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.9
Second Amendment to Credit Agreement, dated as of July 31, 2013, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc., and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 9, 2013, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.