Form 10-Q
period 2014-06-30
Alon USA Energy, Inc.
filed 2014-08-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2014, was 69,370,172.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,151	$224,499
Accounts and other receivables, net	155,636	200,398
Income tax receivable	7,543	16,053
Inventories	169,530	128,770
Deferred income tax asset	12,599	13,045
Prepaid expenses and other current assets	29,555	18,629
Total current assets	572,014	601,394
Equity method investments	26,667	26,251
Property, plant and equipment, net	1,398,914	1,429,342
Goodwill	101,913	105,943
Other assets, net	134,599	82,210
Total assets	$2,234,107	$2,245,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$295,050	$336,499
Accrued liabilities	97,631	120,858
Current portion of long-term debt	50,506	83,174
Total current liabilities	443,187	540,531
Other non-current liabilities	183,929	189,474
Long-term debt	593,204	529,074
Deferred income tax liability	374,980	360,657
Total liabilities	1,595,300	1,619,736
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 68,180 shares issued and outstanding at June 30, 2014 and December 31, 2013	682	682
Common stock, par value $0.01, 150,000,000 shares authorized; 69,204,542 and 68,641,428 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	692	686
Additional paid-in capital	512,917	509,170
Accumulated other comprehensive loss, net of tax	(11,831)	(37,515)
Retained earnings	109,954	124,936
Total stockholders’ equity	612,414	597,959
Non-controlling interest in subsidiaries	26,393	27,445
Total equity	638,807	625,404
Total liabilities and equity	$2,234,107	$2,245,140

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales (1)	$1,742,883	$1,676,595	$3,426,128	$3,327,791
Operating costs and expenses:
Cost of sales	1,580,447	1,497,712	3,086,992	2,875,969
Direct operating expenses	67,630	71,446	138,308	145,668
Selling, general and administrative expenses	46,333	43,101	85,722	84,842
Depreciation and amortization	29,453	30,798	59,331	61,961
Total operating costs and expenses	1,723,863	1,643,057	3,370,353	3,168,440
Gain (loss) on disposition of assets	(88)	8,494	2,117	8,512
Operating income	18,932	42,032	57,892	167,863
Interest expense	(29,256)	(20,261)	(57,271)	(41,553)
Equity earnings of investees	1,278	2,110	819	1,729
Other income, net	638	46	621	129
Income (loss) before income tax expense	(8,408)	23,927	2,061	128,168
Income tax expense (benefit)	(1,971)	3,985	123	34,575
Net income (loss)	(6,437)	19,942	1,938	93,593
Net income attributable to non-controlling interest	1,080	8,446	8,670	27,913
Net income (loss) available to stockholders	$(7,517)	$11,496	$(6,732)	$65,680
Earnings (loss) per share, basic	$(0.11)	$0.17	$(0.10)	$1.03
Weighted average shares outstanding, basic (in thousands)	68,851	62,614	68,734	62,285
Earnings (loss) per share, diluted	$(0.11)	$0.17	$(0.10)	$0.97
Weighted average shares outstanding, diluted (in thousands)	68,851	68,071	68,734	67,743
Cash dividends per share	$0.06	$0.22	$0.12	$0.26
___________

(1)	Includes excise taxes on sales by the retail segment of $19,101 and $18,531 for the three months and $36,911 and $35,836 for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(6,437)	$19,942	$1,938	$93,593
Other comprehensive income:
Interest rate derivatives designated as cash flow hedges:
Unrealized holding loss arising during period	(802)	—	(802)	—
Loss reclassified to earnings - interest expense	14	—	14	—
Net loss, before tax	(788)	—	(788)	—
Income tax benefit	(290)	—	(290)	—
Net loss, net of tax	(498)	—	(498)	—
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	8,925	12,369	32,507	21,750
Gain reclassified to earnings - cost of sales	—	(10,018)	—	(9,994)
Amortization of unrealized loss on de-designated cash flow hedges - cost of sales	2,153	—	10,428	—
Net gain, before tax	11,078	2,351	42,935	11,756
Income tax expense	4,098	862	15,885	4,360
Net gain, net of tax	6,980	1,489	27,050	7,396
Total other comprehensive income, net of tax	6,482	1,489	26,552	7,396
Comprehensive income	45	21,431	28,490	100,989
Comprehensive income attributable to non-controlling interest	1,261	8,446	9,538	28,182
Comprehensive income (loss) attributable to stockholders	$(1,216)	$12,985	$18,952	$72,807

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,938	$93,593
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59,331	61,961
Stock compensation	3,540	3,008
Deferred income tax expense (benefit)	(825)	6,527
Equity earnings of investees	—	(1,729)
Amortization of debt issuance costs	2,124	2,272
Amortization of original issuance discount	3,309	1,504
Write-off of unamortized original issuance discount	254	—
Write-off of unamortized debt issuance costs	253	—
Gain on disposition of assets	(2,117)	(8,512)
Unrealized loss on commodity swaps	9,510	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	49,314	(22,000)
Income tax receivable	8,510	—
Inventories	(41,744)	(20,708)
Prepaid expenses and other current assets	(10,926)	9,732
Other assets, net	147	2,662
Accounts payable	(31,459)	(13,066)
Accrued liabilities	(25,458)	2,485
Other non-current liabilities	5,941	12,025
Net cash provided by operating activities	31,642	129,754
Cash flows from investing activities:
Capital expenditures	(54,655)	(30,622)
Capital expenditures for turnarounds and catalysts	(26,269)	(6,624)
Contribution to equity method investment	(597)	(581)
Dividends from investees, net of equity earnings	181	—
Proceeds from disposition of assets	40,333	25,745
Net cash used in investing activities	(41,007)	(12,082)
Cash flows from financing activities:
Dividends paid to stockholders	(8,221)	(16,228)
Dividends paid to non-controlling interest	(389)	(731)
Distributions paid to non-controlling interest in the Partnership	(10,010)	(23,579)
Inventory agreement transactions	(25,200)	—
Deferred debt issuance costs	(2,062)	(205)
Revolving credit facilities, net	—	(54,000)
Additions to long-term debt	145,000	—
Payments on long-term debt	(117,101)	(4,757)
Net cash used in financing activities	(17,983)	(99,500)
Net increase (decrease) in cash and cash equivalents	(27,348)	18,172
Cash and cash equivalents, beginning of period	224,499	116,296
Cash and cash equivalents, end of period	$197,151	$134,468
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$57,906	$37,829
Cash paid (refunds received) for income tax	$(6,740)	$19,100
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$32,522	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
As used in this report, unless otherwise specified, the terms “Alon,” “we,” “us” or “our” refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary. The “Partnership,” as used in this report, refers to Alon USA Partners, LP and its consolidated subsidiaries.
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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2014.
Our consolidated balance sheet as of December 31, 2013, has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The requirements from the new standard are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. We are evaluating the guidance to determine the method of adoption and the impact of this standard on our consolidated financial statements.

(2)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly traded limited partnership that owns the assets and operations of the Big Spring refinery and associated wholesale marketing operations. As of June 30, 2014, the 11,506,550 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic General Partner interest in the Partnership.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

During the six months ended June 30, 2014, the Partnership paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount	Distribution Paid to Non-Affiliated Common Unitholders
March 3, 2014	$0.18	$11,250	$2,070
May 21, 2014	0.69	43,130	7,940

(3)	Segment Data
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
(a)Refining and Marketing Segment
Our refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Our refineries have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). At these refineries, we refine crude oil into petroleum products including gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. During the six months ended June 30, 2014 and 2013, we did not process crude oil at our California refineries.
We supply gasoline and diesel to 636 Alon branded retail sites, including our retail segment convenience stores. During 2014, approximately 66% of the gasoline and 32% of the diesel produced at our Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 76 licensed locations that are not under fuel supply agreements.
(b)Asphalt Segment
Our asphalt segment includes 10 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff), and Nevada (Fernley) (50% interest) as well as through a 50% interest in Wright Asphalt Products Company, LLC, which specializes in marketing patented tire rubber modified asphalt products. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data. Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three and six month periods ended June 30, 2014 and 2013 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended June 30, 2014
Net sales to external customers	$1,372,547	$117,677	$252,659	$—	$1,742,883
Intersegment sales (purchases)	148,777	(9,233)	(139,544)	—	—
Depreciation and amortization	24,713	1,162	2,983	595	29,453
Operating income (loss)	16,765	(3,889)	6,826	(770)	18,932
Total assets	1,900,995	109,810	200,510	22,792	2,234,107
Turnarounds, catalysts and capital expenditures	43,081	1,501	2,841	494	47,917

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended June 30, 2013
Net sales to external customers	$1,287,571	$144,191	$244,833	$—	$1,676,595
Intersegment sales (purchases)	156,043	(24,732)	(131,311)	—	—
Depreciation and amortization	26,107	1,563	2,554	574	30,798
Operating income (loss)	33,014	2,021	7,764	(767)	42,032
Total assets	1,880,858	141,515	204,252	20,040	2,246,665
Turnarounds, catalysts and capital expenditures	14,054	2,599	6,537	426	23,616

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Six Months Ended June 30, 2014
Net sales to external customers	$2,738,373	$213,848	$473,907	$—	$3,426,128
Intersegment sales (purchases)	287,869	(26,216)	(261,653)	—	—
Depreciation and amortization	50,081	2,362	5,697	1,191	59,331
Operating income (loss)	56,769	(7,094)	9,759	(1,542)	57,892
Total assets	1,900,995	109,810	200,510	22,792	2,234,107
Turnarounds, catalysts and capital expenditures	70,124	3,219	6,222	1,359	80,924

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Six Months Ended June 30, 2013
Net sales to external customers	$2,559,797	$299,056	$468,938	$—	$3,327,791
Intersegment sales (purchases)	297,942	(41,291)	(256,651)	—	—
Depreciation and amortization	52,612	3,112	4,822	1,415	61,961
Operating income (loss)	159,722	(2,380)	12,304	(1,783)	167,863
Total assets	1,880,858	141,515	204,252	20,040	2,246,665
Turnarounds, catalysts and capital expenditures	25,239	4,391	7,177	439	37,246
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
The RINs obligation represents the period-end deficit, if any, after considering any RINs acquired or under contract, necessary to meet our requirements to blend biofuels into the products we have produced. The RINs obligation is categorized as level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Assets:
Commodity contracts (swaps)	$—	$6,528	$—	$6,528
Liabilities:
Commodity contracts (futures and forwards)	104	—	—	104
Interest rate swaps	—	788	—	788
Fair value hedges	—	10,390	—	10,390

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$335	$—	$—	$335
Liabilities:
Commodity contracts (swaps)	—	15,328	11,569	26,897
Fair value hedges	—	3,339	—	3,339
RINs obligation	—	334	—	334
Level 3 Financial Instruments
As of December 31, 2013, we had commodity price swap contracts related to forecasted sales of jet fuel and forecasted purchases of crude oil for which quoted forward market prices were not readily available. The forward rate used to value these commodity price swaps was derived using a projected forward rate using quoted market rates for similar products, adjusted for product grade differentials, a level 3 input. In January 2014, quoted forward market prices for these commodities became available, and the related financial liability was reclassified to level 2.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the changes in fair value of our level 3 assets and liabilities (all related to commodity price swap contracts) for the six months ended June 30, 2014:

For the Six Months Ended
June 30, 2014
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
As of June 30, 2014, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 766 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of June 30, 2014, we have accounted for certain commodity swap contracts as cash flow hedges with net contract purchase volumes of 3,600 thousand barrels of crude oil and net contract sales volumes of 3,600 thousand barrels of refined products with the longest remaining contract term of eighteen months. Related to these transactions in other comprehensive income (“OCI”), we recognized unrealized gains of $11,078 and $2,351 for the three months and $42,935 and $11,756 for the six months ended June 30, 2014 and 2013, respectively.
In November 2013 and April 2014, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. As of June 30, 2014, we have total net unrealized losses of $5,144 classified in OCI that related to the application of hedge accounting prior to de-designation, which will be recorded into earnings as the underlying transactions occur through the remainder of 2014. During the three and six months ended June 30, 2014, we reclassified $2,153 and $10,428 of losses, respectively, related to these de-designated cash flow hedges from OCI into cost of sales.
Interest Rate Derivatives. We selectively utilize interest rate swaps to manage our exposure to interest rate risk. In April 2014, we entered into three interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loan feature of the Alon Retail Credit Agreement, as defined in Note 12. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of the term loan throughout the duration of the interest rate swaps. As of June 30, 2014, the outstanding principal of the term loan was $106,333. The interest rate swaps lock in an average fixed interest rate of 0.25% in 2014; 0.60% in 2015; 1.47% in 2016; 2.35% in 2017; 3.09% in 2018 and 3.28% thereafter. The interest rate swaps have been accounted for as cash flow hedges. Related to these transactions in OCI, we recognized unrealized losses of $788 during the three and six months ended June 30, 2014.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

For the three and six months ended June 30, 2014 and 2013, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of June 30, 2014, we have net unrealized gains of $12,166 classified in OCI related to cash flow hedges. Assuming commodity prices and interest rates remain unchanged, unrealized gains of $3,008 will be reclassified from OCI into earnings as the underlying transactions occur over the next twelve-month period.
The following tables present the effect of derivative instruments on the consolidated statements of financial position:

	As of June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,353	Accrued liabilities	$1,457
Total derivatives not designated as hedging instruments		$1,353		$1,457

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$4,552		$—
Commodity contracts (swaps)	Other assets, net	1,976		—
Interest rate swaps		—	Other non-current liabilities	788
Fair value hedges		—	Other non-current liabilities	10,390
Total derivatives designated as hedging instruments		6,528		11,178
Total derivatives		$7,881		$12,635

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,533	Accrued liabilities	$1,198
Total derivatives not designated as hedging instruments		$1,533		$1,198

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$15,328
Commodity contracts (swaps)		—	Other non-current liabilities	11,569
Fair value hedges		—	Other non-current liabilities	3,339
Total derivatives designated as hedging instruments		—		30,236
Total derivatives		$1,533		$31,434

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2014
Commodity contracts (swaps)	$11,078	Cost of sales	$(2,153)		$—
Interest rate swaps	(788)	Interest expense	(14)		—
Total derivatives	$10,290		$(2,167)		$—

For the Three Months Ended June 30, 2013
Commodity contracts (swaps)	$2,351	Cost of sales	$10,018		$—
Total derivatives	$2,351		$10,018		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2014
Commodity contracts (swaps)	$42,935	Cost of sales	$(10,428)		$—
Interest rate swaps	(788)	Interest expense	(14)		—
Total derivatives	$42,147		$(10,442)		$—

For the Six Months Ended June 30, 2013
Commodity contracts (swaps)	$11,756	Cost of sales	$9,994		$—
Total derivatives	$11,756		$9,994		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013
Fair value hedges	Cost of sales	$(4,444)	$961	$(7,051)	$(1,858)
Total derivatives		$(4,444)	$961	$(7,051)	$(1,858)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013
Commodity contracts (futures & forwards)	Cost of sales	$(5,133)	$2,532	$(6,118)	$10,519
Commodity contracts (swaps)	Cost of sales	(236)	—	1,801	—
Total derivatives		$(5,369)	$2,532	$(4,317)	$10,519

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
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2014
Derivative Assets:
Commodity contracts (futures & forwards)	$1,483	$(130)	$1,353	$(1,353)	$—	$—
Commodity contracts (swaps)	6,528	—	6,528	—	—	6,528
Derivative Liabilities:
Commodity contracts (futures & forwards)	$1,587	$(130)	$1,457	$(1,353)	$—	$104
Interest rate swaps	788	—	788	—	—	788
Fair value hedges	10,390	—	10,390	—	—	10,390

As of December 31, 2013
Derivative Assets:
Commodity contracts (futures & forwards)	$2,287	$(754)	$1,533	$(1,198)	$—	$335
Derivative Liabilities:
Commodity contracts (futures & forwards)	$1,952	$(754)	$1,198	$(1,198)	$—	$—
Commodity contracts (swaps)	26,897	—	26,897	—	—	26,897
Fair value hedges	3,339	—	3,339	—	—	3,339
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
The cost of meeting our obligations under these compliance programs was $4,742 and $8,016 for the three months ended and $12,755 and $8,016 for the six months ended June 30, 2014 and 2013, respectively. These amounts are reflected in cost of sales.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Carrying value of inventories consisted of the following:

	June 30, 2014	December 31, 2013
Crude oil, refined products, asphalt and blendstocks	$62,496	$34,326
Crude oil inventory consigned to others	55,667	44,081
Materials and supplies	21,726	21,685
Store merchandise	22,788	20,526
Store fuel	6,853	8,152
Total inventories	$169,530	$128,770
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $69,607 and $61,199 at June 30, 2014 and December 31, 2013, respectively.

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
Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then current market prices.
In association with the Supply and Offtake Agreement at the Krotz Springs refinery, we entered into a secured Credit Agreement (the “Krotz Springs Standby LC Facility”) by and between Alon, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Krotz Springs Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Krotz Springs Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of Alon Refining Krotz Springs, Inc. and its subsidiaries (“ARKS”), our wholly-owned subsidiary. The Krotz Springs Standby LC Facility includes customary events of default and restrictions on the activities of ARKS. The Krotz Springs Standby LC Facility contains no maintenance financial covenants. As of June 30, 2014, there is no further availability under the Krotz Springs Standby LC Facility. The Krotz Springs Standby LC Facility matures in July 2016.
As of June 30, 2014 and December 31, 2013, we had net current payables to J. Aron for purchases of $15,427 and $16,917, respectively, non-current liabilities related to the original financing of $78,098 and $67,889, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively.
Additionally, we had net current receivables of $853 and net current payables of $539 at June 30, 2014 and December 31, 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
Refining facilities	$1,808,470	$1,804,445
Pipelines and terminals	43,439	43,445
Retail	189,647	184,858
Other	16,771	15,326
Property, plant and equipment, gross	2,058,327	2,048,074
Accumulated depreciation	(659,413)	(618,732)
Property, plant and equipment, net	$1,398,914	$1,429,342
Disposition of Assets
In January 2014, we sold our Willbridge, Oregon asphalt terminal for $40,000. The terminal was included in our asphalt segment and at the time of disposition was allocated goodwill of $4,030. For the six months ended June 30, 2014, a before-tax gain of $2,014 was recognized and has been included in gain (loss) on disposition of assets in our consolidated statements of operations.

(9)	Goodwill
The following table provides a summary of changes to our goodwill balance by segment for the six months ended June 30, 2014:

Balance at December 31, 2013	$105,943
Disposition of assets with allocated goodwill	(4,030)
Balance at June 30, 2014	$101,913
During the six months ended June 30, 2014, we sold our Willbridge, Oregon asphalt terminal, which was allocated goodwill of $4,030 at the time of disposition.

(10)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2014	December 31, 2013
Deferred turnaround and catalyst cost	$62,723	$12,271
Environmental receivables	2,161	4,273
Deferred debt issuance costs	12,287	12,602
Intangible assets, net	7,917	7,497
Receivable from supply agreements	26,179	26,179
Other, net	23,332	19,388
Total other assets	$134,599	$82,210

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2014	December 31, 2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$22,889	$37,645
Employee costs	9,085	13,793
Commodity contracts	1,457	16,526
Accrued finance charges	3,039	8,733
Environmental accrual (Note 16)	12,898	12,898
Other	48,263	31,263
Total accrued liabilities	$97,631	$120,858

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$40,619	$40,351
Environmental accrual (Note 16)	42,475	45,484
Asset retirement obligations	12,028	12,468
Consignment inventory obligations	78,098	67,889
Commodity contracts	—	11,569
Other	10,709	11,713
Total other non-current liabilities	$183,929	$189,474

(11)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans were as follows for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$856	$1,116	$1,712	$2,232
Interest cost	1,238	1,100	2,476	2,200
Expected return on plan assets	(1,369)	(1,157)	(2,739)	(2,314)
Amortization of net loss	595	1,005	1,191	2,010
Net periodic benefit cost	$1,320	$2,064	$2,640	$4,128
Our estimated contributions during 2014 to our pension plans have not changed significantly from amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2013. For the six months ended June 30, 2014 and 2013, we contributed $2,525 and $2,075, respectively, to our qualified pension plans.

(12)	Indebtedness
Debt consisted of the following:

	June 30, 2014	December 31, 2013
Term loan credit facilities	$267,913	$244,322
Revolving credit facility	100,000	100,000
Senior secured notes	35,423	73,706
Convertible senior notes	123,638	121,090
Retail credit facilities	116,736	73,130
Total debt	643,710	612,248
Less: Current portion	50,506	83,174
Total long-term debt	$593,204	$529,074
(a) Alon Energy Term Loan
In March 2014, we entered into a five-year Term Loan Agreement (“Alon Energy Term Loan”) for a principal amount of $25,000, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 2,200,000 of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets, Inc. (“Alon Assets”) guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants, including maintenance financial covenants.
Proceeds from the Alon Energy Term Loan were used to purchase equipment for a capital project at our Big Spring refinery.
At June 30, 2014, the Alon Energy Term Loan had an outstanding balance of $24,569.
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
The Alon Retail Credit Agreement will mature in March 2019 and includes a $110,000 term loan and a $10,000 revolving credit loan. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans up to $30,000 to fund store rebuilds, new builds and acquisitions. Borrowings under the Alon Retail Credit Agreement bear interest at a Eurodollar rate plus an applicable margin between 2.00% and 2.75%, determined quarterly based upon Alon Retail’s leverage ratio. Principal payments are made in quarterly installments based on a 15-year amortization schedule. Obligations under the

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Alon Retail Credit Agreement are secured by a first lien on substantially all of the assets of Alon Retail. The Alon Retail Credit Agreement also contains certain restrictive covenants including maintenance financial covenants.
Proceeds from the Alon Retail Credit Agreement were used to fully repay the remaining obligations under the Credit Agreement and pay a dividend distribution of $40,000 to Alon Brands, Inc., our wholly-owned subsidiary, while the remainder used for general corporate purposes.
At June 30, 2014, the Alon Retail Credit Agreement had an outstanding balance of $116,333, consisting of a term loan balance of $106,333 and a revolving credit loan balance of $10,000.
(c) Revolving Facility and Letters of Credit
We had letters of credit outstanding under the Alon Energy $60,000 letter of credit facility of $58,227 and $56,827 at June 30, 2014 and December 31, 2013, respectively.
We had borrowings of $100,000 and $100,000 and letters of credit of $58,963 and $109,772 outstanding under the Alon USA LP $240,000 revolving credit facility at June 30, 2014 and December 31, 2013, respectively.
(d) Senior Secured Notes
In May 2014, we redeemed $40,000 of the principal balance on the 13.50% senior secured notes (“Senior Secured Notes”) due October 2014. As a result of the prepayment of the Senior Secured Notes, write-offs of unamortized original issuance discount and debt issuance costs of $254 and $253, respectively, were charged to interest expense in the consolidated statements of operations for the three and six months ended June 30, 2014.
At June 30, 2014 and December 31, 2013, the Senior Secured Notes had an outstanding balance of $35,423 and $73,706, respectively.
In July 2014, we redeemed the remaining principal balance on the Senior Secured Notes.
(e) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At June 30, 2014, we were in compliance with these covenants.

(13)	Stock-Based Compensation (share values in dollars)
Our overall executive incentive compensation program permits the granting of awards to our directors, officers and key employees in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses.
Restricted Stock. Non-employee directors are awarded an annual grant of $25 in shares of restricted stock, which vest over a period of three years, assuming continued service at vesting. In May 2014, we granted awards to our non-employee directors of 4,965 restricted shares at a grant date price of $15.11 per share.
In May 2014, we granted awards of 255,000 restricted shares to certain executive officers at a grant date price of $15.11 per share. These May 2014 restricted shares will vest as follows:  50% in May 2015 and 50% in May 2016, assuming continued service at vesting.
The following table summarizes the restricted share activity from January 1, 2014:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2014	448,694	$14.64
Granted	259,965	15.11
Vested	(134,640)	16.95
Forfeited	—	—
Nonvested at June 30, 2014	574,019	$14.31

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Compensation expense for restricted stock awards amounted to $1,000 and $620 for the three months ended June 30, 2014 and 2013, respectively, and $1,488 and $1,137 for the six months ended June 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2014 was $2,044.
Restricted Stock Units. In May 2011, we granted 500,000 restricted stock units to our CEO and President at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting. Compensation expense for restricted stock units amounted to $374 and $374 for the three months ended June 30, 2014 and 2013, respectively, and $748 and $748 for the six months ended June 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of June 30, 2014, there was $6,971 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

(14)	Equity (share values in dollars)
Changes to equity during the six months ended June 30, 2014 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$597,959	$27,445	$625,404
Other comprehensive income	25,684	868	26,552
Stock compensation	3,731	(191)	3,540
Dividends of common stock on preferred stock	(7)	—	(7)
Distributions to non-controlling interest in the Partnership	—	(10,010)	(10,010)
Dividends	(8,221)	(389)	(8,610)
Net income (loss)	(6,732)	8,670	1,938
Balance at June 30, 2014	$612,414	$26,393	$638,807
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the six months ended June 30, 2014, 329,644 shares of our common stock were issued in exchange for 1,762.24 shares of Alon Assets. We have 1,590,067 shares of our common stock available for exchange at June 30, 2014 for the outstanding shares held by non-controlling interest shareholders of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $608 and $734 for the three months ended June 30, 2014 and 2013, respectively, and $1,305 and $1,498 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Dividends
Common Stock Dividends. During the six months ended June 30, 2014, we paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share
March 14, 2014	February 28, 2014	$0.06
June 16, 2014	May 30, 2014	0.06
Preferred Stock Dividends. During the six months ended June 30, 2014, we issued 738 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2013	$(18,248)	$(19,267)	$(37,515)
Other comprehensive income before reclassifications	19,293	—	19,293
Amounts reclassified from accumulated other comprehensive loss	6,391	—	6,391
Net current-period other comprehensive income	25,684	—	25,684
Balance at June 30, 2014	$7,436	$(19,267)	$(11,831)

(15)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of granted stock appreciation rights, granted restricted common stock units, granted restricted common stock awards, convertible debt and warrants using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
The calculation of earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2014 and 2013, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) available to stockholders	$(7,517)	$11,496	$(6,732)	$65,680
Less: preferred stock dividends	14	757	29	1,515
Net income (loss) available to common stockholders	(7,531)	10,739	(6,761)	64,165

Weighted average shares outstanding, basic	68,851	62,614	68,734	62,285
Dilutive common stock equivalents	—	5,457	—	5,458
Weighted average shares outstanding, diluted	68,851	68,071	68,734	67,743
Earnings (loss) per share, basic	$(0.11)	$0.17	$(0.10)	$1.03
Earnings (loss) per share, diluted	$(0.11)	$0.17	$(0.10)	$0.97
For the three and six months ended June 30, 2014, we have excluded 200 and 195 common stock equivalents, respectively, from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the three and six months ended June 30, 2013, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

(16)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, we have long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by our refineries, terminals, pipelines and retail locations. We are also party to various refined product and crude oil supply and exchange agreements, which are typically short-term in nature or provide terms for cancellation.

(b)	Contingencies
We are involved in various legal actions arising in the ordinary course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

commercial arrangement to resolve the dispute have been unsuccessful to this point. A pre-trial ruling by the trial court is currently being appealed and therefore the matter is not scheduled for trial. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have accrued environmental remediation obligations of $55,373 ($12,898 current liability and $42,475 non-current liability) at June 30, 2014, and $58,382 ($12,898 current liability and $45,484 non-current liability) at December 31, 2013.
We have an indemnification agreement with a prior owner for remediation expenses at the Bakersfield refinery. We are required to make indemnification claims to the prior owner by March 15, 2015. We have recorded current receivables of $8,927 and $9,100 at June 30, 2014 and December 31, 2013, respectively, and a non-current receivable of $1,774 at December 31, 2013.
In addition to the indemnification agreement related to the Bakersfield refinery, we have an indemnification agreement with a prior owner for part of the remediation expenses at certain other West Coast assets. We have recorded current receivables of $418 and $418 and non-current receivables of $2,161 and $2,499 at June 30, 2014 and December 31, 2013, respectively.

(17)	Subsequent Events
Repayment of Senior Secured Notes
In July 2014, we redeemed the remaining principal balance on the Senior Secured Notes.
Dividend Declared
In August 2014, our board of directors declared the regular quarterly cash dividend of $0.10 per share on our common stock, payable on September 22, 2014, to holders of record at the close of business on September 8, 2014.
Partnership Distribution
In August 2014, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $8,130, or $0.13 per common unit. The cash distribution will be paid on August 25, 2014 to unitholders of record at the close of business on August 18, 2014. The total cash distribution payable to non-affiliated common unitholders will be approximately $1,500.

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

•
termination of our Supply and Offtake Agreements with J. Aron & Company (“J. Aron”), which include all our refineries and most of our asphalt terminals, of which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally upon termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron at then current market prices;

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
Company Overview
We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). Our refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products.
Refining and Marketing Segment. Our refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California; and a light sweet crude oil refinery located in Krotz Springs, Louisiana. We refer to the Paramount, Bakersfield and Long Beach refineries together as our “California refineries.” The refineries in our refining and marketing segment have a combined throughput capacity of approximately 217,000 bpd. At our refineries, we refine crude oil into petroleum products, including gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States. In 2014, we did not process crude oil at our California refineries.
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
We supply gasoline and diesel to 636 Alon branded retail sites, including our retail segment convenience stores. In 2014, approximately 66% of the gasoline and 32% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 76 licensed locations that are not under fuel supply agreements.
We market refined products produced by our Krotz Springs refinery to other refiners and third parties. The refinery’s location provides access to upriver markets on the Mississippi and Ohio Rivers. The refinery also uses its direct access to the Colonial Pipeline to transport products to markets in the Southern and Eastern United States.
Asphalt Segment. Our asphalt segment includes 10 asphalt refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as through a 50% interest in Wright Asphalt Products Company, LLC, which specializes in patented ground tire rubber modified asphalt products.
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

Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2014 was $18.9 million, compared to $42.0 million in the same period last year. Our operational and financial highlights for the second quarter of 2014 include the following:

•
During the second quarter of 2014, we completed the planned turnaround and the vacuum tower project at the Big Spring refinery, which has allowed us to increase the refinery’s crude oil throughput by 3,000 bpd to 73,000 bpd.

•
Combined refinery average throughput for the second quarter of 2014 was 114,869 bpd, consisting of 38,994 bpd at the Big Spring refinery and 75,875 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 130,928 bpd for the second quarter of 2013, consisting of 72,124 bpd at the Big Spring refinery and 58,804 bpd at the Krotz Springs refinery. The lower throughput at the Big Spring refinery was primarily due to the planned turnaround during the second quarter of 2014. During the second quarter of 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.

•
Refinery operating margin at the Big Spring refinery was $17.04 per barrel for the second quarter of 2014 compared to $14.99 per barrel for the same period in 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. Also impacting the Big Spring refinery operating margin during the second quarter of 2014 were RINs credits of $0.8 million, generated as a result of reduced production during the planned turnaround at our refinery, compared to RINs costs of $8.0 million for the second quarter of 2013.

•
Refinery operating margin at the Krotz Springs refinery was $8.89 per barrel for the second quarter of 2014 compared to $1.97 per barrel for the same period in 2013. This increase was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spreads and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread. The Krotz Springs refinery operating margin was also impacted during the second quarter of 2014 by $5.5 million of costs associated with RINs obligations. The Krotz Springs refinery received an exemption from the RFS2 requirements for 2013 and as a result did not record costs associated with RINs.

•
The average Gulf Coast 3/2/1 crack spread was $16.42 per barrel for the second quarter of 2014 compared to $21.17 per barrel for the second quarter of 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the second quarter of 2014 was $7.56 per barrel compared to $12.51 per barrel for the same period in 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the second quarter of 2014 was $12.47 per barrel compared to $4.15 per barrel for the second quarter of 2013, which was primarily influenced by an increase in the Brent to LLS spread. The average Brent to LLS spread for the second quarter of 2014 was $4.67 per barrel compared to $(2.56) per barrel for the same period in 2013.

•
The average WTI Cushing to WTS spread for the second quarter of 2014 was $7.88 per barrel compared to $0.36 per barrel for the same period in 2013. The average WTI Cushing to WTI Midland spread for the second quarter of 2014 was $8.37 per barrel compared to $0.14 per barrel for the same period in 2013. The average LLS to WTI Cushing spread for the second quarter of 2014 was $2.89 per barrel compared to $15.07 per barrel for the same period in 2013.

•
Asphalt margins in the second quarter of 2014 were $67.64 per ton compared to $83.27 per ton in the second quarter of 2013. This decrease was primarily due to lower asphalt sales prices during the second quarter of 2014 compared to 2013. The average blended asphalt sales price decreased 4.6% to $564.75 per ton in the second quarter of 2014, from $591.81 per ton in the second quarter of 2013, and the average non-blended asphalt sales price decreased 21.6% to $302.75 per ton in the second quarter of 2014, from $386.40 per ton in the second quarter of 2013.

•	Retail fuel sales volume increased by 2.7% to 48.8 million gallons in the second quarter of 2014 from 47.5 million gallons in the second quarter of 2013.

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
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints. Although West Texas crudes are typically transported to Cushing and to the Gulf Coast for sale, current logistical and infrastructure constraints are limiting the ability of Permian Basin producers to transport their production to Cushing and to the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crude oils at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for both our Big Spring and Krotz Springs refineries.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2014 and 2013 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the Big Spring refinery, which will increase our distillate yield, improve energy efficiency and allow us to better optimize our crude slate. Due to these events, refinery throughput was reduced at the Big Spring refinery during the three and six months ended June 30, 2014.
During the three and six months ended June 30, 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
Certain Derivative Impacts
Included in the consolidated statements of operations in cost of sales for the three and six months ended June 30, 2014 are losses on commodity swaps of $2.4 million and $8.6 million, respectively, compared to gains on commodity swaps of $10.0 million and $10.0 million for the three and six months ended June 30, 2013, respectively.
Renewable Fuel Standard
During the three months ended June 30, 2014, we generated RINs credits at the Big Spring refinery of $0.8 million, as a result of reduced production during the planned turnaround, compared to RINs costs of $8.0 million for the three months ended June 30, 2013. RINs costs at the Big Spring refinery for the six months ended June 30, 2014 and 2013 were $2.2 million and $8.0 million, respectively. RINs costs at our Krotz Springs refinery were $5.5 million and $10.6 million for the three and six months ended June 30, 2014, respectively. The Krotz Springs refinery received an exemption from the RFS2 requirements for 2013 and as a result did not record costs associated with RINs.

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
For the refining and marketing segment, net sales consist of gross sales, net of customer rebates, discounts and excise taxes and include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Asphalt sales consist of gross sales, net of any discounts and applicable taxes. For our petroleum and asphalt products, net sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including excise taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2014 and 2013. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2013 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,742,883	$1,676,595	$3,426,128	$3,327,791
Operating costs and expenses:
Cost of sales	1,580,447	1,497,712	3,086,992	2,875,969
Direct operating expenses	67,630	71,446	138,308	145,668
Selling, general and administrative expenses (2)	46,333	43,101	85,722	84,842
Depreciation and amortization (3)	29,453	30,798	59,331	61,961
Total operating costs and expenses	1,723,863	1,643,057	3,370,353	3,168,440
Gain (loss) on disposition of assets	(88)	8,494	2,117	8,512
Operating income	18,932	42,032	57,892	167,863
Interest expense	(29,256)	(20,261)	(57,271)	(41,553)
Equity earnings of investees	1,278	2,110	819	1,729
Other income, net	638	46	621	129
Income (loss) before income tax expense	(8,408)	23,927	2,061	128,168
Income tax expense (benefit)	(1,971)	3,985	123	34,575
Net income (loss)	(6,437)	19,942	1,938	93,593
Net income attributable to non-controlling interest	1,080	8,446	8,670	27,913
Net income (loss) available to stockholders	$(7,517)	$11,496	$(6,732)	$65,680
Earnings (loss) per share, basic	$(0.11)	$0.17	$(0.10)	$1.03
Weighted average shares outstanding, basic (in thousands)	68,851	62,614	68,734	62,285
Earnings (loss) per share, diluted	$(0.11)	$0.17	$(0.10)	$0.97
Weighted average shares outstanding, diluted (in thousands)	68,851	68,071	68,734	67,743
Cash dividends per share	$0.06	$0.22	$0.12	$0.26
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(31,072)	$(31,016)	$31,642	$129,754
Investing activities	(47,403)	1,491	(41,007)	(12,082)
Financing activities	(79,666)	(88,873)	(17,983)	(99,500)
OTHER DATA:
Adjusted EBITDA (4)	$50,389	$66,492	$116,546	$223,170
Capital expenditures (5)	36,495	22,208	54,655	30,622
Capital expenditures for turnarounds and catalysts	11,422	1,408	26,269	6,624

	June 30, 2014	December 31, 2013
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$197,151	$224,499
Working capital	128,827	60,863
Total assets	2,234,107	2,245,140
Total debt	643,710	612,248
Total debt less cash and cash equivalents	446,559	387,749
Total equity	638,807	625,404

(1)
Includes excise taxes on sales by the retail segment of $19,101 and $18,531 for the three months ended June 30, 2014 and 2013, respectively, and $36,911 and $35,836 for the six months ended June 30, 2014 and 2013, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $175 and $193 for the three months ended June 30, 2014 and 2013, respectively, and $350 and $368 for the six months ended June 30, 2014 and 2013, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $595 and $574 for the three months ended June 30, 2014 and 2013, respectively, and $1,191 and $1,415 for the six months ended June 30, 2014 and 2013, respectively, which are not allocated to our three operating segments.

(4)
Adjusted EBITDA represents earnings before net income attributable to non-controlling interest, income tax expense (benefit), interest expense, depreciation and amortization and gain (loss) on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income attributable to non-controlling interest, income tax expense (benefit), interest expense, gain (loss) on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income (loss) available to stockholders	$(7,517)	$11,496	$(6,732)	$65,680
Net income attributable to non-controlling interest	1,080	8,446	8,670	27,913
Income tax expense (benefit)	(1,971)	3,985	123	34,575
Interest expense	29,256	20,261	57,271	41,553
Depreciation and amortization	29,453	30,798	59,331	61,961
(Gain) loss on disposition of assets	88	(8,494)	(2,117)	(8,512)
Adjusted EBITDA	$50,389	$66,492	$116,546	$223,170
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $2,904 and $9,510 for the three and six months ended June 30, 2014, which are included in net income (loss) available to stockholders.

(5)
Includes corporate capital expenditures of $494 and $426 for the three months ended June 30, 2014 and 2013, respectively, and $1,359 and $439 for the six months ended June 30, 2014 and 2013, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,521,324	$1,443,614	$3,026,242	$2,857,739
Operating costs and expenses:
Cost of sales	1,403,843	1,316,953	2,772,057	2,500,275
Direct operating expenses	57,478	60,347	118,276	124,016
Selling, general and administrative expenses	18,466	14,598	29,000	28,519
Depreciation and amortization	24,713	26,107	50,081	52,612
Total operating costs and expenses	1,504,500	1,418,005	2,969,414	2,705,422
Gain (loss) on disposition of assets	(59)	7,405	(59)	7,405
Operating income	$16,765	$33,014	$56,769	$159,722
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$17.04	$14.99	$15.56	$21.18
Refinery operating margin – Krotz Springs (2)	8.89	1.97	8.22	7.51
Refinery direct operating expense – Big Spring (3)	7.09	4.16	5.33	4.85
Refinery direct operating expense – Krotz Springs (3)	3.70	4.63	4.09	4.53
Capital expenditures	$31,659	$12,646	$43,855	$18,615
Capital expenditures for turnarounds and catalysts	11,422	1,408	26,269	6,624
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$16.42	$21.17	$16.61	$24.76
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$12.47	$4.15	$11.62	$6.16
WTI Cushing crude oil (per barrel)	$103.04	$94.20	$100.86	$94.23
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$8.37	$0.14	$5.96	$3.91
WTI Cushing less WTS	7.88	0.36	5.79	5.86
LLS less WTI Cushing	2.89	15.07	4.42	17.63
Brent less LLS	4.67	(2.56)	5.81	(0.65)
Brent less WTI Cushing	7.56	12.51	10.25	16.98
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.81	$2.69	$2.73	$2.77
Gulf Coast ultra-low sulfur diesel	2.92	2.86	2.93	2.97
Gulf Coast high sulfur diesel	2.83	2.71	2.83	2.86
Natural gas (per MMBtu)	4.58	4.02	4.65	3.76

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	12,634	32.4	53,627	74.4	23,927	42.7	49,446	75.1
WTI crude	23,391	60.0	17,180	23.8	29,652	52.9	14,380	21.8
Blendstocks	2,969	7.6	1,317	1.8	2,471	4.4	2,009	3.1
Total refinery throughput (4)	38,994	100.0	72,124	100.0	56,050	100.0	65,835	100.0
Refinery production:
Gasoline	17,484	45.1	35,057	48.7	26,835	48.0	32,436	49.4
Diesel/jet	12,315	31.8	24,748	34.4	18,461	33.0	22,038	33.6
Asphalt	1,660	4.3	4,453	6.2	2,529	4.5	3,909	6.0
Petrochemicals	1,825	4.7	4,628	6.4	3,111	5.5	4,179	6.4
Other	5,483	14.1	3,088	4.3	5,022	9.0	3,029	4.6
Total refinery production (5)	38,767	100.0	71,974	100.0	55,958	100.0	65,591	100.0
Refinery utilization (6)		85.4%		101.2%		95.7%		97.1%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	29,737	39.2	31,060	52.8	26,904	39.0	28,088	47.9
Gulf Coast sweet crude	46,138	60.8	26,226	44.6	40,953	59.3	28,857	49.2
Blendstocks	—	—	1,518	2.6	1,152	1.7	1,677	2.9
Total refinery throughput (4)	75,875	100.0	58,804	100.0	69,009	100.0	58,622	100.0
Refinery production:
Gasoline	33,909	43.7	22,710	37.9	32,407	46.0	24,800	41.5
Diesel/jet	33,665	43.4	24,267	40.5	29,791	42.3	23,330	39.0
Heavy Oils	1,362	1.8	521	0.9	980	1.4	1,144	1.9
Other	8,616	11.1	12,410	20.7	7,225	10.3	10,559	17.6
Total refinery production (5)	77,552	100.0	59,908	100.0	70,403	100.0	59,833	100.0
Refinery utilization (6)		102.5%		77.4%		91.7%		78.9%

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

The refinery operating margin for the three and six months ended June 30, 2014 excludes losses on commodity swaps of $2,389 and $8,627, respectively, as well as negative inventory effects of $907 and $8,041, respectively.
The refinery operating margin for the three and six months ended June 30, 2013 excludes gains on commodity swaps of $10,018 and $9,994, respectively, as well as positive inventory effects of $3,830 and $6,794, respectively.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$117,677	$144,191	$213,848	$299,056
Operating costs and expenses:
Cost of sales (1)(2)	107,801	127,953	195,535	273,469
Direct operating expenses	10,152	11,099	20,032	21,652
Selling, general and administrative expenses	2,299	1,555	5,027	3,203
Depreciation and amortization	1,162	1,563	2,362	3,112
Total operating costs and expenses	121,414	142,170	222,956	301,436
Gain (loss) on disposition of assets	(152)	—	2,014	—
Operating income (loss)	$(3,889)	$2,021	$(7,094)	$(2,380)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	142	180	226	310
Non-blended asphalt sales volume (tons in thousands) (4)	4	15	26	37
Blended asphalt sales price per ton (3)	$564.75	$591.81	$557.86	$570.28
Non-blended asphalt sales price per ton (4)	302.75	386.40	375.85	389.59
Asphalt margin per ton (5)	67.64	83.27	72.67	73.74
Capital expenditures	$1,501	$2,599	$3,219	$4,391

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of approximately $36,000 and $32,000 for the three months and approximately $78,000 and $108,000 for the six months ended June 30, 2014 and 2013, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

RETAIL SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$252,659	$244,833	$473,907	$468,938
Operating costs and expenses:
Cost of sales (2)	217,580	208,849	407,269	400,167
Selling, general and administrative expenses	25,393	26,755	51,345	52,752
Depreciation and amortization	2,983	2,554	5,697	4,822
Total operating costs and expenses	245,956	238,158	464,311	457,741
Gain on disposition of assets	123	1,089	163	1,107
Operating income	$6,826	$7,764	$9,759	$12,304
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	296	298	296	298
Retail fuel sales (thousands of gallons)	48,767	47,490	94,283	91,896
Retail fuel sales (thousands of gallons per site per month)(3)	57	55	55	54
Retail fuel margin (cents per gallon) (4)	19.4	20.2	18.9	20.2
Retail fuel sales price (dollars per gallon) (5)	$3.47	$3.40	$3.36	$3.40
Merchandise sales	$83,182	$83,243	$156,517	$156,576
Merchandise sales (per site per month) (3)	$94	$93	$88	$88
Merchandise margin (6)	30.7%	31.6%	31.1%	31.9%
Capital expenditures	$2,841	$6,537	$6,222	$7,177

(1)
Includes excise taxes on sales of $19,101 and $18,531 for the three months ended June 30, 2014 and 2013, respectively, and $36,911 and $35,836 for the six months ended June 30, 2014 and 2013, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At June 30, 2014, we had 296 retail convenience stores of which 285 sold fuel. At June 30, 2013, we had 298 retail convenience stores of which 286 sold fuel.

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Net Sales
Consolidated. Net sales for the three months ended June 30, 2014 were $1,742.9 million, compared to $1,676.6 million for the three months ended June 30, 2013, an increase of $66.3 million. This increase was primarily due to higher refined product prices and higher retail fuel sales volumes and prices, partially offset by lower refinery throughput volumes and lower asphalt sales volumes and prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,521.3 million for the three months ended June 30, 2014, compared to $1,443.6 million for the three months ended June 30, 2013, an increase of $77.7 million. This increase was primarily due to higher refined product prices and increased sales of purchased products, partially offset by lower refinery throughput volumes.
Combined refinery average throughput for the three months ended June 30, 2014 was 114,869 bpd, consisting of 38,994 bpd at the Big Spring refinery and 75,875 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 130,928 bpd for the three months ended June 30, 2013, consisting of 72,124 bpd at the Big Spring refinery and 58,804 bpd at the Krotz Springs refinery. During the three months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the Big Spring refinery, which will increase our distillate yield, improve energy efficiency and allow us to better optimize our crude slate. Due to these events, refinery throughput was reduced at the Big Spring refinery during the three months ended June 30, 2014. During the three months ended June 30, 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
Refined product prices increased during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2014 increased $0.12, or 4.5%, to $2.81, compared to $2.69 for the three months ended June 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2014 increased $0.06, or 2.1%, to $2.92, compared to $2.86 for the three months ended June 30, 2013. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2014 increased $0.12, or 4.4%, to $2.83, compared to $2.71 for the three months ended June 30, 2013.
Asphalt Segment. Net sales for our asphalt segment were $117.7 million for the three months ended June 30, 2014, compared to $144.2 million for the three months ended June 30, 2013, a decrease of $26.5 million, or 18.4%. This decrease was primarily due to lower asphalt sales volumes and lower asphalt sales prices, partially offset by higher asphalt sales as part of a supply and offtake arrangement of approximately $4.0 million. The asphalt sales volume decreased 25.1% to 146 thousand tons for the three months ended June 30, 2014 from 195 thousand tons for the three months ended June 30, 2013. The average blended asphalt sales price decreased 4.6% to $564.75 per ton for the three months ended June 30, 2014 from $591.81 per ton for the three months ended June 30, 2013, and the average non-blended asphalt sales price decreased 21.6% to $302.75 per ton for the three months ended June 30, 2014 from $386.40 per ton for the three months ended June 30, 2013.
Retail Segment. Net sales for our retail segment were $252.7 million for the three months ended June 30, 2014, compared to $244.8 million for the three months ended June 30, 2013, an increase of $7.9 million, or 3.2%. This increase was primarily attributable to a 2.7% increase in retail fuel sales volumes and an increase in retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales for the three months ended June 30, 2014 were $1,580.4 million, compared to $1,497.7 million for the three months ended June 30, 2013, an increase of $82.7 million. This increase was primarily due to higher crude oil prices, partially offset by lower refinery throughput volumes and lower asphalt sales volumes.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $1,403.8 million for the three months ended June 30, 2014, compared to $1,317.0 million for the three months ended June 30, 2013, an increase of $86.8 million. This increase was primarily due to higher crude oil prices and increased products purchased to meet contractual obligations during the Big Spring refinery turnaround, partially offset by lower refinery throughput volumes and lower RINs costs.
The average price of WTI Cushing increased 9.4% to $103.04 per barrel for the three months ended June 30, 2014, compared to $94.20 per barrel for the three months ended June 30, 2013. The average WTI Cushing to WTS spread widened to $7.88 per barrel for the three months ended June 30, 2014, compared to $0.36 per barrel for the three months ended June 30, 2013. The average WTI Cushing to WTI Midland spread widened to $8.37 per barrel for the three months ended June 30, 2014, compared to $0.14 per barrel for the three months ended June 30, 2013. The average LLS to WTI Cushing spread narrowed $12.18 per barrel to $2.89 per barrel for the three months ended June 30, 2014, compared to $15.07 per barrel for the three months ended June 30, 2013. Cost of sales for the three months ended June 30, 2014 and 2013 includes $4.7 million and $8.0 million, respectively, of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce.

Asphalt Segment. Cost of sales for our asphalt segment were $107.8 million for the three months ended June 30, 2014, compared to $128.0 million for the three months ended June 30, 2013, a decrease of $20.2 million, or 15.8%. This decrease was primarily due to lower asphalt sales volumes, partially offset by higher asphalt purchases as part of a supply and offtake arrangement of approximately $4.0 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.
Retail Segment. Cost of sales for our retail segment were $217.6 million for the three months ended June 30, 2014, compared to $208.8 million for the three months ended June 30, 2013, an increase of $8.8 million, or 4.2%. This increase was primarily due to increases in retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses were $67.6 million for the three months ended June 30, 2014, compared to $71.4 million for the three months ended June 30, 2013, a decrease of $3.8 million, or 5.3%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended June 30, 2014 were $57.5 million, compared to $60.3 million for the three months ended June 30, 2013, a decrease of $2.8 million, or 4.6%. This decrease was primarily due to lower overall direct operating expenses as a result of the shut down for the turnaround at our Big Spring refinery as well as reduced insurance costs.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2014 were $10.2 million, compared to $11.1 million for the three months ended June 30, 2013, a decrease of $0.9 million, or 8.1%. This decrease was primarily due to reduced insurance costs, partially offset by higher natural gas costs during the three months ended June 30, 2014.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended June 30, 2014 were $46.3 million, compared to $43.1 million for the three months ended June 30, 2013, an increase of $3.2 million, or 7.4%. This increase was primarily due to higher employee related costs.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended June 30, 2014 were $18.5 million, compared to $14.6 million for the three months ended June 30, 2013, an increase of $3.9 million, or 26.7%. This increase was primarily due to higher employee related costs for the three months ended June 30, 2014.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2014 were $2.3 million, compared to $1.6 million for the three months ended June 30, 2013, an increase of $0.7 million. This increase was primarily due to higher corporate expense allocated to the asphalt segment during the three months ended June 30, 2014.
Retail Segment. SG&A expenses for our retail segment for the three months ended June 30, 2014 were $25.4 million, compared to $26.8 million for the three months ended June 30, 2013, a decrease of $1.4 million.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2014 was $29.5 million, compared to $30.8 million for the three months ended June 30, 2013, a decrease of $1.3 million, or 4.2%.
Operating Income
Consolidated. Operating income for the three months ended June 30, 2014 was $18.9 million, compared to $42.0 million for the three months ended June 30, 2013, a decrease of $23.1 million. This decrease was primarily due to lower throughput volumes and lower asphalt margins, partially offset by increased refinery margins.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $16.8 million for the three months ended June 30, 2014, compared to operating income of $33.0 million for the three months ended June 30, 2013, a decrease of $16.2 million. This decrease was primarily due to lower throughput volumes, partially offset by increased refinery operating margins.
Refinery operating margin at the Big Spring refinery was $17.04 per barrel for the three months ended June 30, 2014, compared to $14.99 per barrel for the three months ended June 30, 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. The average Gulf Coast 3/2/1 crack spread decreased to $16.42 per barrel for the three months ended June 30, 2014, compared to $21.17 per barrel for the three months ended June 30, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the three months ended June 30, 2014 was $7.56 per barrel compared to $12.51 per barrel for the three months ended June 30, 2013. Also impacting operating income and refinery operating margin during the three months ended June 30, 2014, were RINs credits of $0.8 million, generated as a result of reduced production during the planned turnaround at our refinery, compared to RINs costs of $8.0 million for the three months ended June 30, 2013.
Refinery operating margin at the Krotz Springs refinery was $8.89 per barrel for the three months ended June 30, 2014, compared to $1.97 per barrel for the three months ended June 30, 2013. This increase was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread as well as the impact of RINs costs during the three months ended June 30, 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended June 30, 2014 was $12.47 per barrel, compared to $4.15 per barrel for the three months ended June 30, 2013, which was primarily influenced by an increase in the Brent to LLS spread. The average Brent to LLS spread for the three months ended June 30, 2014 was $4.67 per barrel compared to $(2.56) per barrel for the three months ended June 30, 2013. The average LLS to WTI Cushing spread narrowed $12.18 per barrel to $2.89 per barrel for the three months ended June 30, 2014, compared to $15.07 per barrel for the three months ended June 30, 2013. For the three months ended June 30, 2014, the Krotz Springs refinery operating margin was impacted by $5.5 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce. The Krotz Springs refinery received an exemption from the RFS2 requirements for 2013 and as a result did not record costs associated with RINs.
Asphalt Segment. Operating loss for our asphalt segment was $3.9 million for the three months ended June 30, 2014, compared to an operating income of $2.0 million for the three months ended June 30, 2013, a decrease of $5.9 million. This decrease was primarily due to lower asphalt sales volumes and lower asphalt margin, which was influenced by lower asphalt sales prices, during the three months ended June 30, 2014. The asphalt margin was $67.64 per ton for the three months ended June 30, 2014, compared to $83.27 per ton for the three months ended June 30, 2013.
Retail Segment. Operating income for our retail marketing segment was $6.8 million for the three months ended June 30, 2014, compared to $7.8 million for the three months ended June 30, 2013, a decrease of $1.0 million. This decrease was primarily due to lower retail fuel margin and lower merchandise margin.
Interest Expense
Interest expense was $29.3 million for the three months ended June 30, 2014, compared to $20.3 million for the three months ended June 30, 2013, an increase of $9.0 million, or 44.3%. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market, partially offset by lower third party interest during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Income Tax Expense (Benefit)
Income tax benefit was $2.0 million for the three months ended June 30, 2014, compared to income tax expense of $4.0 million for the three months ended June 30, 2013. Income tax expense decreased as a result of operating at a pre-tax loss during the three months ended June 30, 2014, compared to operating at a pre-tax income during the three months ended June 30, 2013.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interests includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $1.1 million for the three months ended June 30, 2014, compared to $8.4 million for the three months ended June 30, 2013, a decrease of $7.3 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $7.5 million for the three months ended June 30, 2014, compared to net income of $11.5 million for the three months ended June 30, 2013, a decrease of $19.0 million. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Net Sales
Consolidated. Net sales for the six months ended June 30, 2014 were $3,426.1 million, compared to $3,327.8 million for the six months ended June 30, 2013, an increase of $98.3 million. This increase was primarily due to higher refinery throughput volumes, partially offset by lower refined product prices.

Refining and Marketing Segment. Net sales for our refining and marketing segment were $3,026.2 million for the six months ended June 30, 2014, compared to $2,857.7 million for the six months ended June 30, 2013, an increase of $168.5 million. This increase was primarily due to higher refinery throughput and increased sales of purchased products, partially offset by lower refined product prices.
Combined refinery average throughput for the six months ended June 30, 2014 was 125,059 bpd, consisting of 56,050 bpd at the Big Spring refinery and 69,009 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 124,457 bpd for the six months ended June 30, 2013, consisting of 65,835 bpd at the Big Spring refinery and 58,622 bpd at the Krotz Springs refinery. During the six months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the Big Spring refinery, which will increase our distillate yield, improve energy efficiency and allow us to better optimize our crude slate. Due to these events, refinery throughput was reduced at the Big Spring refinery during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
Refined product prices decreased during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2014 decreased $0.04, or 1.4%, to $2.73, compared to $2.77 for the six months ended June 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2014 decreased $0.04, or 1.3%, to $2.93, compared to $2.97 for the six months ended June 30, 2013. The average per gallon price of Gulf Coast high sulfur diesel for the six months ended June 30, 2014 decreased $0.03, or 1.0%, to $2.83, compared to $2.86 for the six months ended June 30, 2013.
Asphalt Segment. Net sales for our asphalt segment were $213.8 million for the six months ended June 30, 2014, compared to $299.1 million for the six months ended June 30, 2013, a decrease of $85.3 million, or 28.5%. This decrease was primarily due to lower asphalt sales as part of a supply and offtake arrangement of approximately $30.0 million, decreased sales volumes and lower asphalt sales prices. The asphalt sales volume decreased 27.4% to 252 thousand tons for the six months ended June 30, 2014 from 347 thousand tons for the six months ended June 30, 2013. The average blended asphalt sales price decreased 2.2% to $557.86 per ton for the six months ended June 30, 2014 from $570.28 per ton for the six months ended June 30, 2013. The average non-blended asphalt sales price decreased 3.5% to $375.85 per ton for the six months ended June 30, 2014 from $389.59 per ton for the six months ended June 30, 2013.
Retail Segment. Net sales for our retail segment were $473.9 million for the six months ended June 30, 2014, compared to $468.9 million for the six months ended June 30, 2013, an increase of $5.0 million, or 1.1%. This increase was primarily due to a 2.6% increase in retail fuel sales volume, partially offset by lower retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales for the six months ended June 30, 2014 were $3,087.0 million, compared to $2,876.0 million for the six months ended June 30, 2013, an increase of $211.0 million, or 7.3%. This increase was primarily due to higher refinery throughput and higher crude oil prices, partially offset by lower asphalt sales volumes.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $2,772.1 million for the six months ended June 30, 2014, compared to $2,500.3 million for the six months ended June 30, 2013, an increase of $271.8 million, or 10.9%. This increase was primarily due to higher refinery throughput, higher crude oil prices and higher RINs costs.
The average price of WTI Cushing increased 7.0% to $100.86 per barrel for the six months ended June 30, 2014 from $94.23 per barrel for the six months ended June 30, 2013. The average WTI Cushing to WTI Midland spread widened 52.4% to $5.96 per barrel for the six months ended June 30, 2014, compared to $3.91 per barrel for the six months ended June 30, 2013. The average LLS to WTI Cushing spread narrowed $13.21 per barrel to $4.42 per barrel for the six months ended June 30, 2014, compared to $17.63 per barrel for the six months ended June 30, 2013. Cost of sales for the six months ended June 30, 2014 and 2013 includes $12.8 million and $8.0 million, respectively, of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce.
Asphalt Segment. Cost of sales for our asphalt segment were $195.5 million for the six months ended June 30, 2014, compared to $273.5 million for the six months ended June 30, 2013, a decrease of $78.0 million, or 28.5%. This decrease was primarily due to lower asphalt purchases as part of a supply and offtake arrangement of approximately $30.0 million as well as decreased sales volumes during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.
Retail Segment. Cost of sales for our retail segment were $407.3 million for the six months ended June 30, 2014, compared to $400.2 million for the six months ended June 30, 2013, an increase of $7.1 million, or 1.8%. This increase was primarily due to higher retail fuel sales volumes.

Direct Operating Expenses
Consolidated. Direct operating expenses were $138.3 million for the six months ended June 30, 2014, compared to $145.7 million for the six months ended June 30, 2013, a decrease of $7.4 million, or 5.1%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the six months ended June 30, 2014 were $118.3 million, compared to $124.0 million for the six months ended June 30, 2013, a decrease of $5.7 million, or 4.6%. This decrease was primarily due to lower major maintenance and insurances costs, partially offset by higher utility costs during the six months ended June 30, 2014.
Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2014 were $20.0 million, compared to $21.7 million for the six months ended June 30, 2013, a decrease of $1.7 million, or 7.8%. This decrease was primarily due to reduced facilities maintenance costs and reduced insurance costs, partially offset by higher natural gas costs during the six months ended June 30, 2014.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the six months ended June 30, 2014 were $85.7 million, compared to $84.8 million for the six months ended June 30, 2013, an increase of $0.9 million, or 1.1%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the six months ended June 30, 2014 were $29.0 million, compared to $28.5 million for the six months ended June 30, 2013, an increase of $0.5 million, or 1.8%.
Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2014 were $5.0 million, compared to $3.2 million for the six months ended June 30, 2013, an increase of $1.8 million, or 56.3%. This increase was primarily due to higher corporate expense allocated to the asphalt segment.
Retail Segment. SG&A expenses for our retail segment for the six months ended June 30, 2014 were $51.3 million, compared to $52.8 million for the six months ended June 30, 2013, a decrease of $1.5 million, or 2.8%.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2014 was $59.3 million, compared to $62.0 million for the six months ended June 30, 2013, a decrease of $2.7 million, or 4.4%.
Operating Income
Consolidated. Operating income for the six months ended June 30, 2014 was $57.9 million, compared to $167.9 million for the six months ended June 30, 2013, a decrease of $110.0 million. This decrease was primarily due to reduced refinery margin and throughput at our Big Spring refinery, partially offset by increased refinery operating margin and throughput at our Krotz Springs refinery.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $56.8 million for the six months ended June 30, 2014, compared to $159.7 million for the six months ended June 30, 2013, a decrease of $102.9 million. This decrease was primarily due to reduced refinery margin and throughput at our Big Spring refinery, partially offset by increased refinery margin and throughput at our Krotz Springs refinery.
Refinery operating margin at the Big Spring refinery was $15.56 per barrel for the six months ended June 30, 2014, compared to $21.18 per barrel for the six months ended June 30, 2013. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, partially offset by a widening WTI Cushing to WTI Midland spread. The average Gulf Coast 3/2/1 crack spread decreased 32.9% to $16.61 per barrel for the six months ended June 30, 2014, compared to $24.76 per barrel for the six months ended June 30, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the six months ended June 30, 2014 was $10.25 per barrel compared to $16.98 per barrel for the six months ended June 30, 2013. Also impacting operating income and refinery operating margin for the six months ended June 30, 2014 and 2013 was $2.2 million and $8.0 million, respectively, of costs associated with the purchase of RINs needed to satisfy our obligation to blend biofuels into the products we produce.
Refinery operating margin at the Krotz Springs refinery was $8.22 per barrel for the six months ended June 30, 2014, compared to $7.51 per barrel for the six months ended June 30, 2013. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread as well as the impact of RINs costs during the six months ended June 30, 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the six months ended June 30, 2014 was $11.62 per barrel, compared to $6.16 per barrel for the six months ended June 30, 2013, which was primarily influenced by an increase in the Brent to LLS spread. The average Brent to LLS spread for the six months ended June 30, 2014 was $5.81 per barrel compared to $(0.65) per barrel for the six months ended June 30, 2013. For the six months ended June 30, 2014, the Krotz Springs refinery was impacted by costs of $10.6 million to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce. The Krotz Springs refinery received an exemption from the RFS2 requirements for 2013 and as a result did not record costs associated with RINs.
Asphalt Segment. Operating loss for our asphalt segment was $7.1 million for the six months ended June 30, 2014, compared to $2.4 million for the six months ended June 30, 2013, an increase of $4.7 million. This increase was primarily due to lower sales volumes and lower asphalt margin, which was influenced by lower asphalt sales prices, partially offset by the gain on the sale of our Willbridge, Oregon asphalt terminal for $2.0 million. Asphalt margins for the six months ended June 30, 2014 were $72.67 per ton compared to $73.74 per ton for the six months ended June 30, 2013.
Retail Segment. Operating income for our retail segment was $9.8 million for the six months ended June 30, 2014, compared to $12.3 million for the six months ended June 30, 2013, a decrease of $2.5 million. This decrease was primarily due to lower retail fuel margins and lower merchandise margins.
Interest Expense
Interest expense was $57.3 million for the six months ended June 30, 2014, compared to $41.6 million for the six months ended June 30, 2013, an increase of $15.7 million, or 37.7%. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market, partially offset by lower third party interest for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Income Tax Expense
Income tax expense was $0.1 million for the six months ended June 30, 2014, compared to $34.6 million for the six months ended June 30, 2013. Income tax expense decreased as a result of our lower pre-tax income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and a decrease in the effective tax rate. Our effective tax rate was 6.0% for the six months ended June 30, 2014, compared to an effective tax rate of 27.0% for the six months ended June 30, 2013. This lower effective tax rate was primarily due to the impact of the non-controlling interest’s share of the Partnership’s income.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $8.7 million for the six months ended June 30, 2014, compared to $27.9 million for the six months ended June 30, 2013, a decrease of $19.2 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $6.7 million for the six months ended June 30, 2014, compared to net income of $65.7 million for the six months ended June 30, 2013, a decrease of $72.4 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2014, and 2013:

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$31,642	$129,754
Investing activities	(41,007)	(12,082)
Financing activities	(17,983)	(99,500)
Net increase (decrease) in cash and cash equivalents	$(27,348)	$18,172
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $31.6 million during the six months ended June 30, 2014, compared to $129.8 million during the six months ended June 30, 2013. The reduction in net cash provided by operating activities of $98.2 million was primarily attributable to decreased net income after adjusting for non-cash items of $81.3 million, increased cash used for accounts payable and accrued liabilities of $46.3 million, decreased cash provided by other non-current liabilities of $6.1 million, increased cash used for inventories of $21.0 million and increased cash used for prepaid expenses and other current assets of $20.7 million. These changes were partially offset by increased cash collected on receivables of $79.8 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $41.0 million during the six months ended June 30, 2014, compared to $12.1 million during the six months ended June 30, 2013. The change in cash flows from investing activities of $28.9 million was primarily attributable to increased cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $43.7 million, partially offset by cash proceeds from the sale of the Willbridge, Oregon asphalt terminal of $40.0 million during the six months ended June 30, 2014. The increase in capital expenditures and capital expenditures for turnarounds and catalysts is related to the completion of the planned turnaround and the vacuum tower project at our Big Spring refinery during the second quarter of 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $18.0 million during the six months ended June 30, 2014, compared to $99.5 million during the six months ended June 30, 2013. The change in cash flows from financing activities of $81.5 million was primarily attributable to increased cash provided by net additions to long-term debt of $86.7 million and reduced payments to shareholders and non-controlling interests of $21.9 million, partially offset by increased payments on financing arrangements of $25.2 million for the six months ended June 30, 2014.
Indebtedness
Alon Energy Term Loan. In March 2014, we entered into a five-year Term Loan Agreement (“Alon Energy Term Loan”) for a principal amount of $25.0 million, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 2,200,000 of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets, Inc. guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants including maintenance financial covenants.
Proceeds from the Alon Energy Term Loan were used to purchase equipment for a capital project at our Big Spring refinery.
At June 30, 2014, the Alon Energy Term Loan had an outstanding balance of $24.6 million.
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

The Alon Retail Credit Agreement will mature in March 2019 and includes a $110.0 million term loan and a $10.0 million revolving credit loan. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans up to $30.0 million to fund store rebuilds, new builds and acquisitions. Borrowings under the Alon Retail Credit Agreement bear interest at a Eurodollar rate plus an applicable margin between 2.00% and 2.75%, determined quarterly based upon Alon Retail’s leverage ratio. Principal payments are made in quarterly installments based on a 15-year amortization schedule. Obligations under the Alon Retail Credit Agreement are secured by a first lien on substantially all of the assets of Alon Retail. The Alon Retail Credit Agreement also contains certain restrictive covenants including maintenance financial covenants.
Proceeds from the Alon Retail Credit Agreement were used to fully repay the remaining obligations under the Credit Agreement and pay a dividend distribution of $40.0 million to Alon Brands, Inc., our wholly-owned subsidiary, while the remainder used for general corporate purposes.
At June 30, 2014, the Alon Retail Credit Agreement had an outstanding balance of $116.3 million, consisting of a term loan balance of $106.3 million and a revolving credit loan balance of $10.0 million.
Alon USA Energy, Inc. Letter of Credit Facility. We have an unsecured credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At June 30, 2014 and December 31, 2013, we had letters of credit outstanding under this facility of $58.2 million and $56.8 million, respectively.
Alon USA, LP Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. Borrowings of $100.0 million and $100.0 million and letters of credit of $59.0 million and $109.8 million were outstanding under this facility at June 30, 2014 and December 31, 2013, respectively.
Senior Secured Notes. In May 2014, we redeemed $40.0 million of the principal balance on the 13.50% senior secured notes (“Senior Secured Notes”) due October 2014. As a result of the prepayment of the Senior Secured Notes, write-offs of unamortized original issuance discount and debt issuance costs of $0.3 million and $0.3 million, respectively, were charged to interest expense in the consolidated statements of operations for the three and six months ended June 30, 2014.
At June 30, 2014 and December 31, 2013, the Senior Secured Notes had an outstanding balance of $35.4 million and $73.7 million, respectively.
In July 2014, we redeemed the remaining principal balance on the Senior Secured Notes.
Capital Spending
Each year our Board of Directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, growth and profit improvement projects may be approved. Our total capital expenditure plan, including expenditures for catalysts and turnarounds, for 2014 is $165.0 million. Approximately $80.9 million has been spent during the six months ended June 30, 2014.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2014, we held 1.6 million barrels of crude oil, refined products and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $69.6 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $1.6 million.
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

The following table provides information about our commodity derivative contracts as of June 30, 2014:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	471,355	$105.55	$—	$49,750	$49,835	$85
Forwards-short (Crude)	(106,168)	—	117.15	(12,437)	(12,461)	(24)
Forwards-long (Gasoline)	414,629	126.04	—	52,261	52,789	528
Forwards-short (Gasoline)	(122,733)	—	118.07	(14,491)	(14,388)	103
Forwards-long (Distillate)	210,639	124.13	—	26,146	26,053	(93)
Forwards-short (Distillate)	(6,346)	—	124.73	(792)	(791)	1
Forwards-long (Jet)	68,873	120.53	—	8,301	8,423	122
Forwards-short (Jet)	(28,798)	—	123.56	(3,558)	(3,537)	21
Forwards-long (Slurry)	37,144	87.50	—	3,250	3,297	47
Forwards-long (Catfeed)	153,357	120.90	—	18,541	18,751	210
Forwards-short (Catfeed)	(27,002)	—	121.29	(3,275)	(3,300)	(25)
Forwards-long (Slop)	15,310	95.26	—	1,458	1,468	10
Forwards-short (Slop)	(15,087)	—	100.15	(1,511)	(1,514)	(3)
Forwards-short (Propane)	(30,903)	—	42.88	(1,325)	(1,344)	(19)
Forwards-short (Asphalt)	(156,011)	—	94.82	(14,793)	(14,882)	(89)
Futures-long (Crude)	140,000	102.53	—	14,354	14,681	327
Futures-short (Crude)	(457,000)	—	104.64	(47,819)	(48,154)	(335)
Futures-short (Gasoline)	(553,000)	—	126.54	(69,977)	(70,683)	(706)
Futures-long (Distillate)	21,000	124.22	—	2,609	2,624	15
Futures-short (Distillate)	(300,000)	—	124.03	(37,210)	(37,489)	(279)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps	3,600,000	$22.58	$20.76	$(81,270)	$(74,742)	$6,528
Interest Rate Risk
As of June 30, 2014, $487.2 million, excluding discounts, of our outstanding debt was at floating interest rates out of which $100.0 million was at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%, and $246.3 million was at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of June 30, 2014, we had three interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately 75% of the outstanding principal of the term loan feature on our Alon Retail Credit Agreement. As of June 30, 2014, the outstanding balance of the term loan was $106.3 million and the interest rate swaps had an average fixed interest rate of 0.25%.
An increase of 1% in the Eurodollar rate on indebtedness, net of the instruments subject to minimum interest rates and the interest rate swap contracts, would result in an increase in our interest expense of approximately $1.3 million per year.

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
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are transitioning our assessment of our internal control effectiveness over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. We expect to complete this transition during 2014.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.2	Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.3	Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 26, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.4	Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J. Aron & Company.
10.5	Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	August 8, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	August 8, 2014	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	August 8, 2014	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)