Form 10-Q
period 2014-09-30
Alon USA Energy, Inc.
filed 2014-10-31
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 24, 2014, was 69,606,019.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,568	$224,499
Accounts and other receivables, net	198,871	200,398
Income tax receivable	—	16,053
Inventories	147,340	128,770
Deferred income tax asset	11,377	13,045
Prepaid expenses and other current assets	25,842	18,629
Total current assets	576,998	601,394
Equity method investments	28,297	26,251
Property, plant and equipment, net	1,383,988	1,429,342
Goodwill	101,913	105,943
Other assets, net	131,956	82,210
Total assets	$2,223,152	$2,245,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$323,331	$336,499
Accrued liabilities	113,052	120,858
Current portion of long-term debt	15,083	83,174
Total current liabilities	451,466	540,531
Other non-current liabilities	175,220	189,474
Long-term debt	540,875	529,074
Deferred income tax liability	364,346	360,657
Total liabilities	1,531,907	1,619,736
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 68,180 shares issued and outstanding at September 30, 2014 and December 31, 2013	682	682
Common stock, par value $0.01, 150,000,000 shares authorized; 69,441,197 and 68,641,428 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	694	686
Additional paid-in capital	515,213	509,170
Accumulated other comprehensive loss, net of tax	(6,830)	(37,515)
Retained earnings	141,540	124,936
Total stockholders’ equity	651,299	597,959
Non-controlling interest in subsidiaries	39,946	27,445
Total equity	691,245	625,404
Total liabilities and equity	$2,223,152	$2,245,140

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales (1)	$1,850,097	$1,892,836	$5,276,225	$5,220,627
Operating costs and expenses:
Cost of sales	1,608,080	1,789,320	4,695,072	4,665,289
Direct operating expenses	70,356	72,035	208,664	217,703
Selling, general and administrative expenses	44,114	40,224	129,836	125,066
Depreciation and amortization	32,170	30,988	91,501	92,949
Total operating costs and expenses	1,754,720	1,932,567	5,125,073	5,101,007
Gain (loss) on disposition of assets	(1,372)	334	745	8,846
Operating income (loss)	94,005	(39,397)	151,897	128,466
Interest expense	(28,202)	(22,263)	(85,473)	(63,816)
Equity earnings of investees	1,982	3,426	2,801	5,155
Other income, net	20	91	641	220
Income (loss) before income tax expense	67,805	(58,143)	69,866	70,025
Income tax expense (benefit)	14,331	(24,958)	14,454	9,617
Net income (loss)	53,474	(33,185)	55,412	60,408
Net income (loss) attributable to non-controlling interest	14,992	(4,476)	23,662	23,437
Net income (loss) available to stockholders	$38,482	$(28,709)	$31,750	$36,971
Earnings (loss) per share, basic	$0.56	$(0.47)	$0.46	$0.56
Weighted average shares outstanding, basic (in thousands)	69,153	62,901	68,873	62,490
Earnings (loss) per share, diluted	$0.55	$(0.47)	$0.46	$0.54
Weighted average shares outstanding, diluted (in thousands)	69,556	62,901	69,261	67,989
Cash dividends per share	$0.10	$0.06	$0.22	$0.32
___________

(1)	Includes excise taxes on sales by the retail segment of $19,012 and $19,307 for the three months and $55,923 and $55,143 for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$53,474	$(33,185)	$55,412	$60,408
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	283	—	(519)	—
Loss reclassified to earnings - interest expense	21	—	35	—
Net gain (loss), before tax	304	—	(484)	—
Income tax expense (benefit)	111	—	(179)	—
Net gain (loss), net of tax	193	—	(305)	—
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	5,051	7,208	37,558	28,958
Gain reclassified to earnings - cost of sales	—	(11,339)	—	(21,333)
Amortization of unrealized loss on de-designated cash flow hedges - cost of sales	2,753	—	13,181	—
Net gain (loss), before tax	7,804	(4,131)	50,739	7,625
Income tax expense (benefit)	2,888	(1,529)	18,773	2,831
Net gain (loss), net of tax	4,916	(2,602)	31,966	4,794
Total other comprehensive income (loss), net of tax	5,109	(2,602)	31,661	4,794
Comprehensive income (loss)	58,583	(35,787)	87,073	65,202
Comprehensive income (loss) attributable to non-controlling interest	15,100	(4,555)	24,638	23,627
Comprehensive income (loss) attributable to stockholders	$43,483	$(31,232)	$62,435	$41,575

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$55,412	$60,408
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91,501	92,949
Stock compensation	5,776	5,070
Deferred income tax expense (benefit)	(13,237)	613
Equity earnings of investees	(1,449)	(4,286)
Amortization of debt issuance costs	2,955	3,474
Amortization of original issuance discount	4,805	2,591
Write-off of unamortized original issuance discount	391	—
Write-off of unamortized debt issuance costs	358	—
Gain on disposition of assets	(745)	(8,846)
Unrealized loss on commodity swaps	10,774	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	12,604	(8,572)
Income tax receivable	16,053	—
Inventories	(19,554)	(48,667)
Prepaid expenses and other current assets	(7,213)	3,626
Other assets, net	(773)	5,091
Accounts payable	(19,163)	(24,350)
Accrued liabilities	8,603	14,352
Other non-current liabilities	(2,514)	16,208
Net cash provided by operating activities	144,584	109,661
Cash flows from investing activities:
Capital expenditures	(73,796)	(48,311)
Capital expenditures for turnarounds and catalysts	(51,392)	(6,843)
Contribution to equity method investment	(597)	(781)
Proceeds from disposition of assets	41,032	25,745
Net cash used in investing activities	(84,753)	(30,190)
Cash flows from financing activities:
Dividends paid to stockholders	(15,102)	(19,988)
Dividends paid to non-controlling interest	(389)	(731)
Distributions paid to non-controlling interest in the Partnership	(11,506)	(31,746)
Equity issuance costs	—	(1,012)
Inventory agreement transactions	(200)	—
Deferred debt issuance costs	(2,079)	(4,126)
Revolving credit facilities, net	(50,000)	31,000
Additions to long-term debt	145,000	150,000
Payments on long-term debt	(156,486)	(12,765)
Proceeds from issuance of warrants	—	13,230
Payments for purchases of hedges on convertible debt	—	(28,455)
Net cash provided by (used in) financing activities	(90,762)	95,407
Net increase (decrease) in cash and cash equivalents	(30,931)	174,878
Cash and cash equivalents, beginning of period	224,499	116,296
Cash and cash equivalents, end of period	$193,568	$291,174
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$85,261	$50,534
Cash paid (refunds received) for income tax	$(6,619)	$19,101
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$4,495	$—

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2014.
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
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated wholesale marketing operations. As of September 30, 2014, the 11,506,550 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic General Partner interest in the Partnership.
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
Partnership Distributions
The Partnership has adopted a policy pursuant to which it will distribute all of the available cash generated each quarter, as defined in the partnership agreement, subject to the approval of the board of directors of the General Partner, within 60 days following the end of such quarter.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

During the nine months ended September 30, 2014, the Partnership paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount	Distribution Paid to Non-Affiliated Common Unitholders
March 3, 2014	$0.18	$11,250	$2,070
May 21, 2014	0.69	43,130	7,940
August 25, 2014	0.13	8,126	1,496

(3)	Segment Data
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
(a)Refining and Marketing Segment
Our refining and marketing segment includes sour and heavy crude oil refineries located in Big Spring, Texas; and Paramount, Bakersfield and Long Beach, California (the “California refineries”); and a light sweet crude oil refinery located in Krotz Springs, Louisiana. Our refineries have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). At these refineries, we refine crude oil into petroleum products including gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. During the nine months ended September 30, 2014 and 2013, we did not process crude oil at our California refineries.
We supply gasoline and diesel to 641 Alon branded retail sites, including our retail segment convenience stores. During 2014, approximately 63% of the gasoline and 29% of the diesel produced at our Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 75 licensed locations that are not under fuel supply agreements.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three and nine month periods ended September 30, 2014 and 2013 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2014
Net sales to external customers	$1,463,985	$136,992	$249,120	$—	$1,850,097
Intersegment sales (purchases)	153,296	(18,846)	(134,450)	—	—
Depreciation and amortization	27,506	1,219	2,847	598	32,170
Operating income (loss)	98,028	(10,097)	6,850	(776)	94,005
Total assets	1,868,545	115,696	218,127	20,784	2,223,152
Turnarounds, catalysts and capital expenditures	36,591	1,053	5,872	748	44,264

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2013
Net sales to external customers	$1,446,918	$194,230	$251,688	$—	$1,892,836
Intersegment sales (purchases)	164,339	(27,131)	(137,208)	—	—
Depreciation and amortization	26,255	1,588	2,538	607	30,988
Operating income (loss)	(47,587)	1,723	7,250	(783)	(39,397)
Total assets	2,032,798	145,313	209,122	23,109	2,410,342
Turnarounds, catalysts and capital expenditures	11,754	1,556	4,369	229	17,908

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2014
Net sales to external customers	$4,202,358	$350,840	$723,027	$—	$5,276,225
Intersegment sales (purchases)	441,165	(45,062)	(396,103)	—	—
Depreciation and amortization	77,587	3,581	8,544	1,789	91,501
Operating income (loss)	154,797	(17,191)	16,609	(2,318)	151,897
Total assets	1,868,545	115,696	218,127	20,784	2,223,152
Turnarounds, catalysts and capital expenditures	106,715	4,272	12,094	2,107	125,188

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2013
Net sales to external customers	$4,006,715	$493,286	$720,626	$—	$5,220,627
Intersegment sales (purchases)	462,281	(68,422)	(393,859)	—	—
Depreciation and amortization	78,867	4,700	7,360	2,022	92,949
Operating income (loss)	112,135	(657)	19,554	(2,566)	128,466
Total assets	2,032,798	145,313	209,122	23,109	2,410,342
Turnarounds, catalysts and capital expenditures	36,993	5,947	11,546	668	55,154
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets:
Commodity contracts (swaps)	$—	$13,068	$—	$13,068
Liabilities:
Commodity contracts (futures and forwards)	2,501	—	—	2,501
Interest rate swaps	—	484	—	484
Fair value hedges	—	1,740	—	1,740

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$335	$—	$—	$335
Liabilities:
Commodity contracts (swaps)	—	15,328	11,569	26,897
Fair value hedges	—	3,339	—	3,339
RINs obligation	—	334	—	334
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the changes in fair value of our level 3 assets and liabilities (all related to commodity price swap contracts) for the nine months ended September 30, 2014:

For the Nine Months Ended September 30, 2014
Balance at beginning of period	$(11,569)
Change in fair value of level 3 trades open at the beginning of the period	—
Fair value of trades entered into during the period	—
Fair value of reclassification from level 3 to level 2	11,569
Settlement value of contractual maturities - Recognized in cost of sales	—
Balance at end of period	$—

(5)	Derivative Financial Instruments
We selectively utilize crude oil and refined product commodity derivative contracts to reduce the risk associated with potential price changes on committed obligations as well as to reduce earnings volatility. We also utilize interest rate swaps to manage our exposure to interest rate risk. We do not speculate using derivative instruments. Credit risk on our derivative instruments is mitigated by transacting with counterparties meeting established collateral and credit criteria.
Mark to Market
We have certain contracts that serve as economic hedges, which are derivatives used for risk management but not designated as hedges for financial accounting purposes. All economic hedge transactions are recorded at fair value and any changes in fair value between periods are recognized in earnings.
We have contracts that are used to fix prices on forecasted purchases of inventory. Forwards represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. Futures represent trades executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period.
We also have economic hedges in the form of swap contracts that fix the price differential between Brent crude oil and the crude oil that we process at our refineries. At September 30, 2014, we have swap contracts for 2,160 thousand barrels of crude oil, with contract terms through December 2015.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
As of September 30, 2014, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 821 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of September 30, 2014, we have accounted for certain commodity swap contracts as cash flow hedges with net contract purchase volumes of 3,600 thousand barrels of crude oil and net contract sales volumes of 3,600 thousand barrels of refined products with the longest remaining contract term of fifteen months. Related to these transactions in other comprehensive income (“OCI”), we recognized unrealized gains (losses) of $7,804 and $(4,131) for the three months and$50,739 and $7,625 for the nine months ended September 30, 2014 and 2013, respectively.
In November 2013 and April 2014, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. As of September 30, 2014, we have total net unrealized losses of $2,391 classified in OCI that related to the application of hedge accounting prior to de-designation, which will be recorded into earnings as the underlying

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

transactions occur through the remainder of 2014. During the three and nine months ended September 30, 2014, we reclassified $2,753 and $13,181 of losses, respectively, related to these de-designated cash flow hedges from OCI into cost of sales.
Interest Rate Derivatives. In April 2014, we entered into three interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loan within the Alon Retail Credit Agreement, as defined in Note 12. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of the term loan throughout the duration of the interest rate swaps. As of September 30, 2014, the outstanding principal of the term loan was $104,500. The interest rate swaps lock in an average fixed interest rate of 0.25% in 2014; 0.60% in 2015; 1.47% in 2016; 2.35% in 2017; 3.09% in 2018 and 3.28% thereafter. The interest rate swaps have been accounted for as cash flow hedges. Related to these transactions in OCI, we recognized unrealized gains (losses) of $304 and $(484) during the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2014 and 2013, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of September 30, 2014, we have net unrealized gains of $20,274 classified in OCI related to cash flow hedges. Assuming commodity prices and interest rates remain unchanged, unrealized gains of $14,257 will be reclassified from OCI into earnings as the underlying transactions occur over the next twelve-month period.
The following tables present the effect of derivative instruments on the consolidated statements of financial position:

	As of September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,918	Accrued liabilities	$5,419
Commodity contracts (swaps)	Accounts receivable	1,814	Accrued liabilities	368
Commodity contracts (swaps)	Other assets, net	94	Other non-current liabilities	51
Total derivatives not designated as hedging instruments		$4,826		$5,838

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$9,263		$—
Commodity contracts (swaps)	Other assets, net	2,316		—
Interest rate swaps		—	Other non-current liabilities	484
Fair value hedges		—	Other non-current liabilities	1,740
Total derivatives designated as hedging instruments		11,579		2,224
Total derivatives		$16,405		$8,062

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
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2014
Commodity contracts (swaps)	$7,804	Cost of sales	$(2,753)		$—
Interest rate swaps	304	Interest expense	(21)		—
Total derivatives	$8,108		$(2,774)		$—

For the Three Months Ended September 30, 2013
Commodity contracts (swaps)	$(4,131)	Cost of sales	$11,339		$—
Total derivatives	$(4,131)		$11,339		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2014
Commodity contracts (swaps)	$50,739	Cost of sales	$(13,181)		$—
Interest rate swaps	(484)	Interest expense	(35)		—
Total derivatives	$50,255		$(13,216)		$—

For the Nine Months Ended September 30, 2013
Commodity contracts (swaps)	$7,625	Cost of sales	$21,333		$—
Total derivatives	$7,625		$21,333		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013
Fair value hedges	Cost of sales	$8,650	$(7,888)	$1,599	$(9,746)
Total derivatives		$8,650	$(7,888)	$1,599	$(9,746)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013
Commodity contracts (futures & forwards)	Cost of sales	$(6,674)	$(1,757)	$(12,792)	$8,762
Commodity contracts (swaps)	Cost of sales	1,489	—	3,290	—
Total derivatives		$(5,185)	$(1,757)	$(9,502)	$8,762
Offsetting Assets and Liabilities
Our commodity derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of September 30, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2014
Derivative Assets:
Commodity contracts (futures & forwards)	$3,240	$(322)	$2,918	$(2,918)	$—	$—
Commodity contracts (swaps)	13,487	—	13,487	(419)	—	13,068
Derivative Liabilities:
Commodity contracts (futures & forwards)	$5,741	$(322)	$5,419	$(2,918)	$—	$2,501
Commodity contracts (swaps)	419	—	419	(419)	—	—
Interest rate swaps	484	—	484	—	—	484
Fair value hedges	1,740	—	1,740	—	—	1,740

As of December 31, 2013
Derivative Assets:
Commodity contracts (futures & forwards)	$2,287	$(754)	$1,533	$(1,198)	$—	$335
Derivative Liabilities:
Commodity contracts (futures & forwards)	$1,952	$(754)	$1,198	$(1,198)	$—	$—
Commodity contracts (swaps)	26,897	—	26,897	—	—	26,897
Fair value hedges	3,339	—	3,339	—	—	3,339

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
The cost of meeting our obligations under these compliance programs was $8,469 and $1,178 for the three months ended and $20,823 and $9,194 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are reflected in cost of sales.

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
Carrying value of inventories consisted of the following:

	September 30, 2014	December 31, 2013
Crude oil, refined products, asphalt and blendstocks	$42,336	$34,326
Crude oil inventory consigned to others	51,336	44,081
Materials and supplies	21,853	21,685
Store merchandise	23,713	20,526
Store fuel	8,102	8,152
Total inventories	$147,340	$128,770
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $57,264 and $61,199 at September 30, 2014 and December 31, 2013, respectively.

(7)	Inventory Financing Agreements
Alon has Supply and Offtake Agreements and other associated agreements (together the “Supply and Offtake Agreements”) with J. Aron & Company (“J. Aron”), to support the operations of the Big Spring, Krotz Springs and California refineries and most of our asphalt terminals. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the refineries.
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
Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then current market prices. Financing charges related to the Supply and Offtake Agreements are recorded as interest expense in the consolidated statements of operations.
In association with the Supply and Offtake Agreement at the Krotz Springs refinery, we have a secured Credit Agreement (the “Krotz Springs Standby LC Facility”) by and between Alon, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Krotz Springs Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

under the Krotz Springs Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of Alon Refining Krotz Springs, Inc. and its subsidiaries (“ARKS”), our wholly-owned subsidiary. The Krotz Springs Standby LC Facility includes customary events of default and restrictions on the activities of ARKS. The Krotz Springs Standby LC Facility contains no maintenance financial covenants. As of September 30, 2014, there is no further availability under the Krotz Springs Standby LC Facility. The Krotz Springs Standby LC Facility matures in July 2016.
As of September 30, 2014 and December 31, 2013, we had net current payables to J. Aron for purchases of $24,915 and $16,917, respectively, non-current liabilities related to the original financing of $74,222 and $67,889, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively.
Additionally, we had net current payables of $4,799 and $539 at September 30, 2014 and December 31, 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
Refining facilities	$1,811,482	$1,804,445
Pipelines and terminals	43,439	43,445
Retail	195,600	184,858
Other	17,319	15,326
Property, plant and equipment, gross	2,067,840	2,048,074
Accumulated depreciation	(683,852)	(618,732)
Property, plant and equipment, net	$1,383,988	$1,429,342
Disposition of Assets
In January 2014, we sold our Willbridge, Oregon asphalt terminal for $40,000. The terminal was included in our asphalt segment and at the time of disposition was allocated goodwill of $4,030. For the nine months ended September 30, 2014, a before-tax gain of $1,987 was recognized and has been included in gain (loss) on disposition of assets in our consolidated statements of operations.

(9)	Goodwill
The following table provides a summary of changes to our goodwill balance for the nine months ended September 30, 2014:

Balance at December 31, 2013	$105,943
Disposition of assets with allocated goodwill	(4,030)
Balance at September 30, 2014	$101,913
During the nine months ended September 30, 2014, we sold our Willbridge, Oregon asphalt terminal, which was allocated goodwill of $4,030 at the time of disposition.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(10)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2014	December 31, 2013
Deferred turnaround and catalyst cost	$60,300	$12,271
Environmental receivables	1,959	4,273
Deferred debt issuance costs	11,368	12,602
Intangible assets, net	7,782	7,497
Receivable from supply agreements	26,179	26,179
Commodity contracts	2,410	—
Other, net	21,958	19,388
Total other assets	$131,956	$82,210

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2014	December 31, 2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$32,067	$37,645
Employee costs	14,388	13,793
Commodity contracts	5,787	16,526
Accrued finance charges	824	8,733
Environmental accrual (Note 16)	12,898	12,898
Other	47,088	31,263
Total accrued liabilities	$113,052	$120,858

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$38,675	$40,351
Environmental accrual (Note 16)	39,930	45,484
Asset retirement obligations	12,165	12,468
Consignment inventory obligations	74,222	67,889
Commodity contracts	51	11,569
Other	10,177	11,713
Total other non-current liabilities	$175,220	$189,474

(11)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$856	$1,116	$2,568	$3,348
Interest cost	1,238	1,100	3,714	3,300
Expected return on plan assets	(1,370)	(1,158)	(4,109)	(3,472)
Amortization of net loss	596	1,006	1,787	3,016
Net periodic benefit cost	$1,320	$2,064	$3,960	$6,192

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Our estimated contributions to our pension plans during 2014 have not changed significantly from amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2013. For the nine months ended September 30, 2014 and 2013, we contributed $5,865 and $5,005, respectively, to our qualified pension plans.

(12)	Indebtedness
Debt consisted of the following:

	September 30, 2014	December 31, 2013
Term loan credit facilities	$266,134	$244,322
Alon USA, LP revolving credit facility	50,000	100,000
Senior secured notes	—	73,706
Convertible senior notes	124,940	121,090
Retail credit facilities	114,884	73,130
Total debt	555,958	612,248
Less: Current portion	15,083	83,174
Total long-term debt	$540,875	$529,074
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
Proceeds from the Alon Energy Term Loan were used to purchase equipment for a capital project at the Big Spring refinery.
At September 30, 2014, the Alon Energy Term Loan had an outstanding balance of $23,276.
(b) Retail Credit Facilities
Southwest Convenience Stores, LLC and Skinny’s LLC (“Alon Retail”) were parties to a credit agreement (the “Credit Agreement”) with a maturity in December 2015. At December 31, 2013, the outstanding balance under the Credit Agreement was $72,689. In March 2014, Alon Retail entered into a new credit agreement (“Alon Retail Credit Agreement”) and repaid in full its obligations under the Credit Agreement.
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
At September 30, 2014, the Alon Retail Credit Agreement had an outstanding balance of $114,500, consisting of a term loan balance of $104,500 and a revolving credit loan balance of $10,000.
(c) Alon USA, LP Revolving Credit Facility and Letters of Credit
We had letters of credit outstanding under the Alon Energy $60,000 letter of credit facility of $58,227 and $56,827 at September 30, 2014 and December 31, 2013, respectively.
We had borrowings of $50,000 and $100,000 and letters of credit of $90,656 and $109,772 outstanding under the Alon USA, LP $240,000 revolving credit facility at September 30, 2014 and December 31, 2013, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(d) Senior Secured Notes
During the nine months ended September 30, 2014, we redeemed the remaining principal balance on the 13.50% senior secured notes (“Senior Secured Notes”) due October 2014. As a result of the prepayment of the Senior Secured Notes, write-offs of unamortized original issuance discount and debt issuance costs of $137 and $105, respectively, were charged to interest expense for the three months ended September 30, 2014, and $391 and $358, respectively, for the nine months ended September 30, 2014.
At December 31, 2013, the Senior Secured Notes had an outstanding balance of $73,706.
(e) Convertible Senior Notes
In August 2014, our board of directors increased the regular quarterly cash dividend on our common stock from $0.06 per share to $0.10 per share. This increase prompted an adjustment to the initial conversion price for both the convertible senior notes and the call overlay transactions. The conversion price for the convertible senior notes and convertible note hedge decreased to $14.75 from the initial conversion price of $14.79. The strike price for the warrants decreased to $20.04 from the initial strike price of $20.09. Any future regular quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture.
(f) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At September 30, 2014, we were in compliance with these covenants.

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
In August 2014, we granted awards of 69,980 restricted shares to certain executive officers at a grant date price of $13.65 per share. These August 2014 restricted shares will vest as follows: 50% in August 2015 and 50% in August 2019, assuming continued service at vesting.
The following table summarizes the restricted share activity from January 1, 2014:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2014	448,694	$14.64
Granted	329,945	14.80
Vested	(134,640)	16.95
Forfeited	—	—
Nonvested at September 30, 2014	643,999	$14.24
Compensation expense for restricted stock awards amounted to $1,308 and $1,117 for the three months ended September 30, 2014 and 2013, respectively, and $2,796 and $2,254 for the nine months ended September 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2014 was $2,044.
Restricted Stock Units. In 2011, we granted 500,000 restricted stock units to our CEO and President at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vest on March 1, 2015, assuming continued service at vesting.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Compensation expense for restricted stock units amounted to $374 and $374 for the three months ended September 30, 2014 and 2013, respectively, and $1,122 and $1,122 for the nine months ended September 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of September 30, 2014, there was $6,245 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

(14)	Equity (share values in dollars)
Changes to equity during the nine months ended September 30, 2014 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$597,959	$27,445	$625,404
Other comprehensive income	30,685	976	31,661
Stock compensation	6,018	(242)	5,776
Dividends of common stock on preferred stock	(11)	—	(11)
Distributions to non-controlling interest in the Partnership	—	(11,506)	(11,506)
Dividends	(15,102)	(389)	(15,491)
Net income	31,750	23,662	55,412
Balance at September 30, 2014	$651,299	$39,946	$691,245
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the nine months ended September 30, 2014, 494,467 shares of our common stock were issued in exchange for 2,643.36 shares of Alon Assets. At September 30, 2014, 1,425,245 shares of our common stock are available to be exchanged for the outstanding shares held by non-controlling interest shareholders of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $540 and $561 for the three months ended September 30, 2014 and 2013, respectively, and $1,845 and $2,059 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Dividends
Common Stock Dividends. During the nine months ended September 30, 2014, we paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share
March 14, 2014	February 28, 2014	$0.06
June 16, 2014	May 30, 2014	0.06
September 22, 2014	September 8, 2014	0.10
Preferred Stock Dividends. During the nine months ended September 30, 2014, we issued 2,267 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2013	$(18,248)	$(19,267)	$(37,515)
Other comprehensive income before reclassifications	22,571	—	22,571
Amounts reclassified from accumulated other comprehensive loss	8,114	—	8,114
Net current-period other comprehensive income	30,685	—	30,685
Balance at September 30, 2014	$12,437	$(19,267)	$(6,830)

(15)	Earnings (Loss) Per Share
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
The calculation of earnings (loss) per share, basic and diluted, for the three and nine months ended September 30, 2014 and 2013, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) available to stockholders	$38,482	$(28,709)	$31,750	$36,971
Less: preferred stock dividends	15	760	44	2,275
Net income (loss) available to common stockholders	38,467	(29,469)	31,706	34,696

Weighted average shares outstanding, basic	69,153	62,901	68,873	62,490
Dilutive common stock equivalents	403	—	388	5,499
Weighted average shares outstanding, diluted	69,556	62,901	69,261	67,989
Earnings (loss) per share, basic	$0.56	$(0.47)	$0.46	$0.56
Earnings (loss) per share, diluted	$0.55	$(0.47)	$0.46	$0.54
For the three months ended September 30, 2013, we have excluded 5,419 common stock equivalents from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

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
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter currently is not scheduled for trial. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have accrued environmental remediation obligations of $52,828 ($12,898 current liability and $39,930 non-current liability) at September 30, 2014, and $58,382 ($12,898 current liability and $45,484 non-current liability) at December 31, 2013.
We have an indemnification agreement with a prior owner for remediation expenses at the Bakersfield refinery. We are required to make indemnification claims to the prior owner by March 15, 2015. We have recorded current receivables of $7,586 and $9,100 at September 30, 2014 and December 31, 2013, respectively, and a non-current receivable of $1,774 at December 31, 2013.
In addition to the indemnification agreement related to the Bakersfield refinery, we have an indemnification agreement with a prior owner for part of the remediation expenses at certain other West Coast assets. We have recorded current receivables of $418 and $418 and non-current receivables of $1,959 and $2,499 at September 30, 2014 and December 31, 2013, respectively.

(17)	Subsequent Events
Dividend Declared
On October 28, 2014, our board of directors declared the regular quarterly cash dividend of $0.10 per share and a special non-recurring dividend of $0.21 per share on our common stock, both payable on December 18, 2014, to holders of record at the close of business on December 2, 2014.
Partnership Distribution
On October 27, 2014, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $63,760, or $1.02 per common unit. The cash distribution will be paid on November 28, 2014 to unitholders of record at the close of business on November 10, 2014. The total cash distribution payable to non-affiliated common unitholders will be approximately $11,730.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. In this document, the words “Alon,” “the Company,” “we”, “our” and “us” refer to Alon USA Energy, Inc. and its subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary, and not to any other person. Generally, the words “we”, “our” and “us” include Alon USA Partners, LP and its subsidiaries (the “Partnership”) as consolidated subsidiaries of Alon USA Energy, Inc.
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

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	the effects of and cost of compliance with the renewable fuel standards program (“RFS”), including the availability, cost and price volatility of Renewable Identification Numbers (“RINs”);

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors.”
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
We supply gasoline and diesel to 641 Alon branded retail sites, including our retail segment convenience stores. In 2014, approximately 63% of the gasoline and 29% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 75 licensed locations that are not under fuel supply agreements.
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

Third Quarter Operational and Financial Highlights
Operating income for the third quarter of 2014 was $94.0 million, compared to operating loss of $(39.4) million in the same period last year. Our operational and financial highlights for the third quarter of 2014 include the following:

•
Combined refinery average throughput for the third quarter of 2014 was 151,772 bpd, consisting of 74,838 bpd at the Big Spring refinery and 76,934 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 132,159 bpd for the third quarter of 2013, consisting of 63,090 bpd at the Big Spring refinery and 69,069 bpd at the Krotz Springs refinery. The increased refinery throughput at the Big Spring refinery was due to the completion of both the planned turnaround and the vacuum tower project during the second quarter of 2014 and the impact of unplanned downtime at the Big Spring refinery during the third quarter of 2013.

•
Refinery operating margin at the Big Spring refinery was $19.98 per barrel for the third quarter of 2014 compared to $6.46 per barrel for the same period in 2013. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread as well as a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread.

•
Refinery operating margin at the Krotz Springs refinery was $9.48 per barrel for the third quarter of 2014 compared to $1.23 per barrel for the same period in 2013. This increase was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread. The Krotz Springs refinery operating margin was negatively impacted during the third quarter of 2014 by RINs costs of $6.0 million. The Krotz Springs refinery received an exemption from the RFS requirements for 2013 and as a result did not record costs associated with RINs.

•
The average Gulf Coast 3/2/1 crack spread was $15.90 per barrel for the third quarter of 2014 compared to $14.23 per barrel for the third quarter of 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the third quarter of 2014 was $11.07 per barrel compared to $6.58 per barrel for the third quarter of 2013.

•
The average WTI Cushing to WTS spread for the third quarter of 2014 was $8.14 per barrel compared to $0.08 per barrel for the same period in 2013. The average WTI Cushing to WTI Midland spread for the third quarter of 2014 was $9.93 per barrel compared to $0.27 per barrel for the same period in 2013. The average LLS to WTI Cushing spread for the third quarter of 2014 was $3.41 per barrel compared to $6.60 per barrel for the same period in 2013.

•
Asphalt margins in the third quarter of 2014 were $14.31 per ton compared to $63.93 per ton in the third quarter of 2013. This decrease was primarily due to higher costs of asphalt purchased during the third quarter of 2014 compared to 2013.

•	Retail merchandise sales increased to $84.8 million in the third quarter of 2014 from $83.6 million in the third quarter of 2013.
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
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, both our Big Spring and Krotz Springs refineries are influenced by the spread between Brent crude and WTI Cushing. For both our Big Spring and Krotz Springs refineries, the Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing can favorably influence both refineries’ operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. For our Krotz Springs refinery, the Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A widening of the spread between Brent and LLS can favorably influence the Krotz Springs refinery operating margins.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and nine months ended September 30, 2014 and 2013 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the nine months ended September 30, 2014, we completed both the planned turnaround and vacuum tower project at the Big Spring refinery, which reduced our refinery throughput. However, these events had a positive impact on the Big Spring refinery throughput during the three months ended September 30, 2014.
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
Certain Derivative Impacts
Included in the consolidated statements of operations in cost of sales for the three and nine months ended September 30, 2014 are losses on commodity swaps of $1.3 million and $9.9 million, respectively, compared to gains on commodity swaps of $11.3 million and $21.3 million for the three and nine months ended September 30, 2013, respectively.
Renewable Fuel Standards
RINs costs at our Krotz Springs refinery were $6.0 million and $16.6 million for the three and nine months ended September 30, 2014, respectively. The Krotz Springs refinery received an exemption from the RFS requirements for 2013 and as a result did not record costs associated with RINs.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2014 and 2013. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2013 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,850,097	$1,892,836	$5,276,225	$5,220,627
Operating costs and expenses:
Cost of sales	1,608,080	1,789,320	4,695,072	4,665,289
Direct operating expenses	70,356	72,035	208,664	217,703
Selling, general and administrative expenses (2)	44,114	40,224	129,836	125,066
Depreciation and amortization (3)	32,170	30,988	91,501	92,949
Total operating costs and expenses	1,754,720	1,932,567	5,125,073	5,101,007
Gain (loss) on disposition of assets	(1,372)	334	745	8,846
Operating income (loss)	94,005	(39,397)	151,897	128,466
Interest expense	(28,202)	(22,263)	(85,473)	(63,816)
Equity earnings of investees	1,982	3,426	2,801	5,155
Other income, net	20	91	641	220
Income (loss) before income tax expense	67,805	(58,143)	69,866	70,025
Income tax expense (benefit)	14,331	(24,958)	14,454	9,617
Net income (loss)	53,474	(33,185)	55,412	60,408
Net income (loss) attributable to non-controlling interest	14,992	(4,476)	23,662	23,437
Net income (loss) available to stockholders	$38,482	$(28,709)	$31,750	$36,971
Earnings (loss) per share, basic	$0.56	$(0.47)	$0.46	$0.56
Weighted average shares outstanding, basic (in thousands)	69,153	62,901	68,873	62,490
Earnings (loss) per share, diluted	$0.55	$(0.47)	$0.46	$0.54
Weighted average shares outstanding, diluted (in thousands)	69,556	62,901	69,261	67,989
Cash dividends per share	$0.10	$0.06	$0.22	$0.32
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$112,942	$(20,093)	$144,584	$109,661
Investing activities	(43,746)	(18,108)	(84,753)	(30,190)
Financing activities	(72,779)	194,907	(90,762)	95,407
OTHER DATA:
Adjusted EBITDA (4)	$129,549	$(5,226)	$246,095	$217,944
Capital expenditures (5)	19,141	17,689	73,796	48,311
Capital expenditures for turnarounds and catalysts	25,123	219	51,392	6,843

	September 30, 2014	December 31, 2013
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$193,568	$224,499
Working capital	125,532	60,863
Total assets	2,223,152	2,245,140
Total debt	555,958	612,248
Total debt less cash and cash equivalents	362,390	387,749
Total equity	691,245	625,404

(1)
Includes excise taxes on sales by the retail segment of $19,012 and $19,307 for the three months ended September 30, 2014 and 2013, respectively, and $55,923 and $55,143 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $178 and $176 for the three months ended September 30, 2014 and 2013, respectively, and $528 and $544 for the nine months ended September 30, 2014 and 2013, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $598 and $607 for the three months ended September 30, 2014 and 2013, respectively, and $1,789 and $2,022 for the nine months ended September 30, 2014 and 2013, respectively, which are not allocated to our three operating segments.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income (loss) available to stockholders	$38,482	$(28,709)	$31,750	$36,971
Net income (loss) attributable to non-controlling interest	14,992	(4,476)	23,662	23,437
Income tax expense (benefit)	14,331	(24,958)	14,454	9,617
Interest expense	28,202	22,263	85,473	63,816
Depreciation and amortization	32,170	30,988	91,501	92,949
(Gain) loss on disposition of assets	1,372	(334)	(745)	(8,846)
Adjusted EBITDA	$129,549	$(5,226)	$246,095	$217,944
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $1,264 and $10,774 for the three and nine months ended September 30, 2014, which are included in net income (loss) available to stockholders.

(5)
Includes corporate capital expenditures of $748 and $229 for the three months ended September 30, 2014 and 2013, respectively, and $2,107 and $668 for the nine months ended September 30, 2014 and 2013, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,617,281	$1,611,257	$4,643,523	$4,468,996
Operating costs and expenses:
Cost of sales	1,414,827	1,561,164	4,186,884	4,061,439
Direct operating expenses	60,086	60,972	178,362	184,988
Selling, general and administrative expenses	15,637	10,411	44,637	38,930
Depreciation and amortization	27,506	26,255	77,587	78,867
Total operating costs and expenses	1,518,056	1,658,802	4,487,470	4,364,224
Gain (loss) on disposition of assets	(1,197)	(42)	(1,256)	7,363
Operating income (loss)	$98,028	$(47,587)	$154,797	$112,135
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$19.98	$6.46	$17.35	$16.35
Refinery operating margin – Krotz Springs (2)	9.48	1.23	8.68	5.16
Refinery direct operating expense – Big Spring (3)	3.74	4.53	4.69	4.74
Refinery direct operating expense – Krotz Springs (3)	3.88	3.91	4.01	4.30
Capital expenditures	$11,468	$11,535	$55,323	$30,150
Capital expenditures for turnarounds and catalysts	25,123	219	51,392	6,843
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$15.90	$14.23	$16.37	$21.21
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$11.07	$6.58	$11.43	$6.30
WTI Cushing crude oil (per barrel)	$97.55	$105.82	$99.74	$98.14
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$9.93	$0.27	$7.31	$2.69
WTI Cushing less WTS	8.14	0.08	6.58	3.91
LLS less WTI Cushing	3.41	6.60	4.09	13.91
Brent less LLS	1.72	(0.70)	4.43	(0.66)
Brent less WTI Cushing	5.13	5.91	8.52	13.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.65	$2.78	$2.71	$2.77
Gulf Coast ultra-low sulfur diesel	2.80	3.02	2.88	2.99
Gulf Coast high sulfur diesel	2.68	2.89	2.78	2.87
Natural gas (per MMBtu)	3.95	3.56	4.41	3.69

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	37,566	50.2	36,340	57.6	28,524	45.7	45,029	69.3
WTI crude	34,633	46.3	25,169	39.9	31,330	50.2	18,016	27.8
Blendstocks	2,639	3.5	1,581	2.5	2,528	4.1	1,865	2.9
Total refinery throughput (4)	74,838	100.0	63,090	100.0	62,382	100.0	64,910	100.0
Refinery production:
Gasoline	36,842	49.0	30,861	49.2	30,207	48.4	31,905	49.4
Diesel/jet	28,857	38.4	20,999	33.4	21,964	35.2	21,688	33.5
Asphalt	3,052	4.1	3,312	5.3	2,705	4.3	3,708	5.7
Petrochemicals	4,305	5.7	3,599	5.7	3,514	5.6	3,984	6.2
Other	2,078	2.8	4,045	6.4	4,030	6.5	3,371	5.2
Total refinery production (5)	75,134	100.0	62,816	100.0	62,420	100.0	64,656	100.0
Refinery utilization (6)		98.9%		87.9%		97.0%		93.8%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	31,182	40.5	32,801	47.5	28,346	39.5	29,677	47.8
Gulf Coast sweet crude	44,473	57.8	34,639	50.1	42,139	58.8	30,805	49.5
Blendstocks	1,279	1.7	1,629	2.4	1,195	1.7	1,661	2.7
Total refinery throughput (4)	76,934	100.0	69,069	100.0	71,680	100.0	62,143	100.0
Refinery production:
Gasoline	35,532	45.2	32,402	46.1	33,459	45.7	27,363	43.2
Diesel/jet	34,246	43.6	29,449	41.8	31,292	42.8	25,392	40.0
Heavy Oils	1,421	1.8	1,293	1.8	1,129	1.5	1,194	1.9
Other	7,414	9.4	7,282	10.3	7,289	10.0	9,454	14.9
Total refinery production (5)	78,613	100.0	70,426	100.0	73,169	100.0	63,403	100.0
Refinery utilization (6)		102.2%		91.1%		95.2%		83.1%

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

The refinery operating margin for the three and nine months ended September 30, 2014 excludes losses on commodity swaps of $1,264 and $9,891, respectively, as well as negative inventory effects of $2,942 and $10,983, respectively.
The refinery operating margin for the three and nine months ended September 30, 2013 excludes gains on commodity swaps of $11,339 and $21,333, respectively, as well as positive inventory effects of $1,346 and $8,140, respectively.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$136,992	$194,230	$350,840	$493,286
Operating costs and expenses:
Cost of sales (1)(2)	134,116	177,289	329,651	450,758
Direct operating expenses	10,270	11,063	30,302	32,715
Selling, general and administrative expenses	1,348	2,567	6,375	5,770
Depreciation and amortization	1,219	1,588	3,581	4,700
Total operating costs and expenses	146,953	192,507	369,909	493,943
Gain (loss) on disposition of assets	(136)	—	1,878	—
Operating income (loss)	$(10,097)	$1,723	$(17,191)	$(657)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	186	247	412	557
Non-blended asphalt sales volume (tons in thousands) (4)	15	18	41	55
Blended asphalt sales price per ton (3)	$587.31	$585.68	$571.15	$577.11
Non-blended asphalt sales price per ton (4)	422.93	358.61	393.07	379.45
Asphalt margin per ton (5)	14.31	63.93	46.77	69.49
Capital expenditures	$1,053	$1,556	$4,272	$5,947

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of approximately $21,000 and $43,000 for the three months ended September 30, 2014 and 2013 and approximately $99,000 and $151,000 for the nine months ended September 30, 2014 and 2013, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

RETAIL SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$249,120	$251,688	$723,027	$720,626
Operating costs and expenses:
Cost of sales (2)	212,433	215,206	619,702	615,373
Selling, general and administrative expenses	26,951	27,070	78,296	79,822
Depreciation and amortization	2,847	2,538	8,544	7,360
Total operating costs and expenses	242,231	244,814	706,542	702,555
Gain (loss) on disposition of assets	(39)	376	124	1,483
Operating income	$6,850	$7,250	$16,609	$19,554
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	296	297	296	297
Retail fuel sales (thousands of gallons)	48,567	49,363	142,850	141,259
Retail fuel sales (thousands of gallons per site per month)(3)	57	58	56	55
Retail fuel margin (cents per gallon) (4)	20.8	18.6	19.5	19.7
Retail fuel sales price (dollars per gallon) (5)	$3.38	$3.40	$3.37	$3.40
Merchandise sales	$84,794	$83,614	$241,311	$240,190
Merchandise sales (per site per month) (3)	$95	$94	$91	$90
Merchandise margin (6)	31.2%	32.5%	31.1%	32.1%
Capital expenditures	$5,872	$4,369	$12,094	$11,546

(1)
Includes excise taxes on sales of $19,012 and $19,307 for the three months ended September 30, 2014 and 2013, respectively, and $55,923 and $55,143 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At September 30, 2014, we had 296 retail convenience stores of which 284 sold fuel. At September 30, 2013, we had 297 retail convenience stores of which 285 sold fuel.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Net Sales
Consolidated. Net sales for the three months ended September 30, 2014 were $1,850.1 million, compared to $1,892.8 million for the three months ended September 30, 2013, a decrease of $42.7 million. This decrease was primarily due to lower refined product prices, lower asphalt sales volumes and lower retail fuel sales volumes and prices, partially offset by higher refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,617.3 million for the three months ended September 30, 2014, compared to $1,611.3 million for the three months ended September 30, 2013, an increase of $6.0 million. This increase was primarily due to higher refinery throughput, partially offset by lower refined product prices. Combined refinery average throughput for the three months ended September 30, 2014 was 151,772 bpd, consisting of 74,838 bpd at the Big Spring refinery and 76,934 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 132,159 bpd for the three months ended September 30, 2013, consisting of 63,090 bpd at the Big Spring refinery and 69,069 bpd at the Krotz Springs refinery. The increased throughput at the Big Spring refinery was due to the completion of both the planned turnaround and the vacuum tower project during the second quarter of 2014 and the impact of unplanned downtime at the Big Spring refinery during the third quarter of 2013.
Refined product prices decreased during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2014 decreased $0.13, or 4.7%, to $2.65, compared to $2.78 for the three months ended September 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2014 decreased $0.22, or 7.3%, to $2.80, compared to $3.02 for the three months ended September 30, 2013. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2014 decreased $0.21, or 7.3%, to $2.68, compared to $2.89 for the three months ended September 30, 2013.
Asphalt Segment. Net sales for our asphalt segment were $137.0 million for the three months ended September 30, 2014, compared to $194.2 million for the three months ended September 30, 2013, a decrease of $57.2 million, or 29.5%. This decrease was primarily due to lower asphalt sales volumes and lower asphalt sales as part of a supply and offtake arrangement of approximately $22.0 million. The asphalt sales volume decreased 24.2% to 201 thousand tons for the three months ended September 30, 2014 from 265 thousand tons for the three months ended September 30, 2013.
Retail Segment. Net sales for our retail segment were $249.1 million for the three months ended September 30, 2014, compared to $251.7 million for the three months ended September 30, 2013, a decrease of $2.6 million, or 1.0%. This decrease was primarily attributable to a 1.6% decrease in retail fuel sales volumes and a decrease in retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales for the three months ended September 30, 2014 were $1,608.1 million, compared to $1,789.3 million for the three months ended September 30, 2013, a decrease of $181.2 million. This decrease was primarily due to lower crude oil prices and lower asphalt sales volumes, partially offset by higher refinery throughput.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $1,414.8 million for the three months ended September 30, 2014, compared to $1,561.2 million for the three months ended September 30, 2013, a decrease of $146.4 million. This decrease was primarily due to lower crude oil prices, partially offset by higher refinery throughput and higher RINs costs for the three months ended September 30, 2014.
The average price of WTI Cushing decreased 7.8% to $97.55 per barrel for the three months ended September 30, 2014, compared to $105.82 per barrel for the three months ended September 30, 2013. The average WTI Cushing to WTS spread widened to $8.14 per barrel for the three months ended September 30, 2014, compared to $0.08 per barrel for the three months ended September 30, 2013. The average WTI Cushing to WTI Midland spread widened to $9.93 per barrel for the three months ended September 30, 2014, compared to $0.27 per barrel for the three months ended September 30, 2013. The average LLS to WTI Cushing spread narrowed $3.19 per barrel to $3.41 per barrel for the three months ended September 30, 2014, compared to $6.60 per barrel for the three months ended September 30, 2013. Cost of sales for the three months ended September 30, 2014 and 2013 includes $8.5 million and $1.2 million, respectively, of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce.
Asphalt Segment. Cost of sales for our asphalt segment were $134.1 million for the three months ended September 30, 2014, compared to $177.3 million for the three months ended September 30, 2013, a decrease of $43.2 million, or 24.4%. This decrease was primarily due to lower asphalt sales volumes and lower asphalt purchases as part of a supply and offtake arrangement of approximately $22.0 million, partially offset by higher costs of asphalt purchased during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Retail Segment. Cost of sales for our retail segment were $212.4 million for the three months ended September 30, 2014, compared to $215.2 million for the three months ended September 30, 2013, a decrease of $2.8 million, or 1.3%. This decrease was primarily due to decreased retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses were $70.4 million for the three months ended September 30, 2014, compared to $72.0 million for the three months ended September 30, 2013, a decrease of $1.6 million, or 2.2%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended September 30, 2014 were $60.1 million, compared to $61.0 million for the three months ended September 30, 2013, a decrease of $0.9 million, or 1.5%.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2014 were $10.3 million, compared to $11.1 million for the three months ended September 30, 2013, a decrease of $0.8 million, or 7.2%. This decrease was primarily due to reduced insurance costs during the three months ended September 30, 2014.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended September 30, 2014 were $44.1 million, compared to $40.2 million for the three months ended September 30, 2013, an increase of $3.9 million, or 9.7%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended September 30, 2014 were $15.6 million, compared to $10.4 million for the three months ended September 30, 2013, an increase of $5.2 million, or 50.0%. This increase was primarily due to higher employee related costs for the three months ended September 30, 2014.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2014 were $1.3 million, compared to $2.6 million for the three months ended September 30, 2013, a decrease of $1.3 million. This decrease was primarily due to reduced professional services fees during the three months ended September 30, 2014.
Retail Segment. SG&A expenses for our retail segment for the three months ended September 30, 2014 were $27.0 million, compared to $27.1 million for the three months ended September 30, 2013, a decrease of $0.1 million.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2014 was $32.2 million, compared to $31.0 million for the three months ended September 30, 2013, an increase of $1.2 million, or 3.9%.
Operating Income (Loss)
Consolidated. Operating income for the three months ended September 30, 2014 was $94.0 million, compared to operating loss of $39.4 million for the three months ended September 30, 2013, an increase of $133.4 million. This increase was primarily due to higher refinery throughput and increased refinery operating margins, partially offset by reduced asphalt margins.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $98.0 million for the three months ended September 30, 2014, compared to operating loss of $47.6 million for the three months ended September 30, 2013, an increase of $145.6 million. This increase was primarily due to higher refinery throughput and increased refinery operating margins.
Refinery operating margin at the Big Spring refinery was $19.98 per barrel for the three months ended September 30, 2014, compared to $6.46 per barrel for the three months ended September 30, 2013. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread and a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread. The average Gulf Coast 3/2/1 crack spread increased to $15.90 per barrel for the three months ended September 30, 2014, compared to $14.23 per barrel for the three months ended September 30, 2013.

Refinery operating margin at the Krotz Springs refinery was $9.48 per barrel for the three months ended September 30, 2014, compared to $1.23 per barrel for the three months ended September 30, 2013. This increase was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread as well as the impact of RINs costs during the three months ended September 30, 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2014 was $11.07 per barrel, compared to $6.58 per barrel for the three months ended September 30, 2013. For the three months ended September 30, 2014, the Krotz Springs refinery operating margin was negatively impacted by $6.0 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce. The Krotz Springs refinery received an exemption from the RFS requirements for 2013 and as a result did not record costs associated with RINs.
Asphalt Segment. Operating loss for our asphalt segment was $10.1 million for the three months ended September 30, 2014, compared to operating income of $1.7 million for the three months ended September 30, 2013, a decrease of $11.8 million. This decrease was primarily due to lower asphalt sales volumes and lower asphalt margin, which was influenced by higher costs of asphalt purchased during the three months ended September 30, 2014. The asphalt margin was $14.31 per ton for the three months ended September 30, 2014, compared to $63.93 per ton for the three months ended September 30, 2013.
Retail Segment. Operating income for our retail marketing segment was $6.9 million for the three months ended September 30, 2014, compared to $7.3 million for the three months ended September 30, 2013, a decrease of $0.4 million.
Interest Expense
Interest expense was $28.2 million for the three months ended September 30, 2014, compared to $22.3 million for the three months ended September 30, 2013, an increase of $5.9 million, or 26.5%. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market, partially offset by reduced interest charges during the three months ended September 30, 2014 resulting from prepayments of our senior secured notes.
Income Tax Expense (Benefit)
Income tax expense was $14.3 million for the three months ended September 30, 2014, compared to income tax benefit of $25.0 million for the three months ended September 30, 2013. Income tax expense increased as a result of operating at a pre-tax income during the three months ended September 30, 2014, compared to operating at a pre-tax loss during the three months ended September 30, 2013.
Net Income (Loss) Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interests includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $15.0 million for the three months ended September 30, 2014, compared to net loss attributable to non-controlling interest of $4.5 million for the three months ended September 30, 2013, an increase of $19.5 million.
Net Income (Loss) Available to Stockholders
Net income available to stockholders was $38.5 million for the three months ended September 30, 2014, compared to net loss of $28.7 million for the three months ended September 30, 2013, an increase of $67.2 million. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Net Sales
Consolidated. Net sales for the nine months ended September 30, 2014 were $5,276.2 million, compared to $5,220.6 million for the nine months ended September 30, 2013, an increase of $55.6 million. This increase was primarily due to higher refinery throughput, partially offset by lower refined product prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $4,643.5 million for the nine months ended September 30, 2014, compared to $4,469.0 million for the nine months ended September 30, 2013, an increase of $174.5 million. This increase was primarily due to higher refinery throughput and increased sales of purchased products, partially offset by lower refined product prices.
Combined refinery average throughput for the nine months ended September 30, 2014 was 134,062 bpd, consisting of 62,382 bpd at the Big Spring refinery and 71,680 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 127,053 bpd for the nine months ended September 30, 2013, consisting of 64,910 bpd at the Big Spring refinery and 62,143 bpd at the Krotz Springs refinery. During the nine months ended September 30, 2014, we completed both the planned turnaround and the vacuum tower project at the Big Spring refinery, which resulted in reduced refinery throughput at the Big Spring refinery during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
Refined product prices decreased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2014 decreased $0.06, or 2.2%, to $2.71, compared to $2.77 for the nine months ended September 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the nine months ended September 30, 2014 decreased $0.11, or 3.7%, to $2.88, compared to $2.99 for the nine months ended September 30, 2013. The average per gallon price of Gulf Coast high sulfur diesel for the nine months ended September 30, 2014 decreased $0.09, or 3.1%, to $2.78, compared to $2.87 for the nine months ended September 30, 2013.
Asphalt Segment. Net sales for our asphalt segment were $350.8 million for the nine months ended September 30, 2014, compared to $493.3 million for the nine months ended September 30, 2013, a decrease of $142.5 million, or 28.9%. This decrease was primarily due to lower asphalt sales as part of a supply and offtake arrangement of approximately $52.0 million, decreased sales volumes and lower blended asphalt sales prices. The asphalt sales volume decreased 26.0% to 453 thousand tons for the nine months ended September 30, 2014 from 612 thousand tons for the nine months ended September 30, 2013. The average blended asphalt sales price decreased 1.0% to $571.15 per ton for the nine months ended September 30, 2014 from $577.11 per ton for the nine months ended September 30, 2013.
Retail Segment. Net sales for our retail segment were $723.0 million for the nine months ended September 30, 2014, compared to $720.6 million for the nine months ended September 30, 2013, an increase of $2.4 million, or 0.3%.
Cost of Sales
Consolidated. Cost of sales for the nine months ended September 30, 2014 were $4,695.1 million, compared to $4,665.3 million for the nine months ended September 30, 2013, an increase of $29.8 million, or 0.6%. This increase was primarily due to higher refinery throughput and higher RINs costs, partially offset by lower crude oil prices at our refineries and lower asphalt sales volumes for the nine months ended September 30, 2014.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $4,186.9 million for the nine months ended September 30, 2014, compared to $4,061.4 million for the nine months ended September 30, 2013, an increase of $125.5 million, or 3.1%. This increase was primarily due to higher refinery throughput and higher RINs costs, partially offset by lower crude oil prices at our refineries for the nine months ended September 30, 2014.
The average price of WTI Cushing increased 1.6% to $99.74 per barrel for the nine months ended September 30, 2014 from $98.14 per barrel for the nine months ended September 30, 2013. The average WTI Cushing to WTS spread widened to $6.58 per barrel for the nine months ended September 30, 2014, compared to $3.91 per barrel for the nine months ended September 30, 2013. The average WTI Cushing to WTI Midland spread widened to $7.31 per barrel for the nine months ended September 30, 2014, compared to $2.69 per barrel for the nine months ended September 30, 2013. The average LLS to WTI Cushing spread narrowed $9.82 per barrel to $4.09 per barrel for the nine months ended September 30, 2014, compared to $13.91 per barrel for the nine months ended September 30, 2013. Cost of sales for the nine months ended September 30, 2014 and 2013 includes $20.8 million and $9.2 million, respectively, of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce.
Asphalt Segment. Cost of sales for our asphalt segment were $329.7 million for the nine months ended September 30, 2014, compared to $450.8 million for the nine months ended September 30, 2013, a decrease of $121.1 million, or 26.9%. This decrease was primarily due to decreased sales volumes as well as lower asphalt purchases as part of a supply and offtake arrangement of approximately $52.0 million, partially offset by higher costs of asphalt purchased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.
Retail Segment. Cost of sales for our retail segment were $619.7 million for the nine months ended September 30, 2014, compared to $615.4 million for the nine months ended September 30, 2013, an increase of $4.3 million, or 0.7%.
Direct Operating Expenses
Consolidated. Direct operating expenses were $208.7 million for the nine months ended September 30, 2014, compared to $217.7 million for the nine months ended September 30, 2013, a decrease of $9.0 million, or 4.1%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the nine months ended September 30, 2014 were $178.4 million, compared to $185.0 million for the nine months ended September 30, 2013, a decrease of $6.6 million, or 3.6%. This decrease was primarily due to lower major maintenance and insurances costs, partially offset by higher utility costs during the nine months ended September 30, 2014.
Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2014 were $30.3 million, compared to $32.7 million for the nine months ended September 30, 2013, a decrease of $2.4 million, or 7.3%. This decrease was primarily due to reduced insurance costs during the nine months ended September 30, 2014.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the nine months ended September 30, 2014 were $129.8 million, compared to $125.1 million for the nine months ended September 30, 2013, an increase of $4.7 million, or 3.8%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the nine months ended September 30, 2014 were $44.6 million, compared to $38.9 million for the nine months ended September 30, 2013, an increase of $5.7 million, or 14.7%. This increase was primarily due to higher employee related costs for the nine months ended September 30, 2014.
Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2014 were $6.4 million, compared to $5.8 million for the nine months ended September 30, 2013, an increase of $0.6 million, or 10.3%. This increase was primarily due to higher corporate expense allocated to the asphalt segment and higher employee related costs.
Retail Segment. SG&A expenses for our retail segment for the nine months ended September 30, 2014 were $78.3 million, compared to $79.8 million for the nine months ended September 30, 2013, a decrease of $1.5 million, or 1.9%.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2014 was $91.5 million, compared to $92.9 million for the nine months ended September 30, 2013, a decrease of $1.4 million, or 1.5%.
Operating Income
Consolidated. Operating income for the nine months ended September 30, 2014 was $151.9 million, compared to $128.5 million for the nine months ended September 30, 2013, an increase of $23.4 million. This increase was primarily due to increased refinery operating margins and higher refinery throughput.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $154.8 million for the nine months ended September 30, 2014, compared to $112.1 million for the nine months ended September 30, 2013, an increase of $42.7 million. This increase was primarily due to increased refinery operating margins and higher refinery throughput at our Krotz Springs refinery, partially offset by reduced refinery throughput at our Big Spring refinery.
Refinery operating margin at the Big Spring refinery was $17.35 per barrel for the nine months ended September 30, 2014, compared to $16.35 per barrel for the nine months ended September 30, 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. The average Gulf Coast 3/2/1 crack spread decreased 22.8% to $16.37 per barrel for the nine months ended September 30, 2014, compared to $21.21 per barrel for the nine months ended September 30, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the nine months ended September 30, 2014 was $8.52 per barrel compared to $13.25 per barrel for the nine months ended September 30, 2013.
Refinery operating margin at the Krotz Springs refinery was $8.68 per barrel for the nine months ended September 30, 2014, compared to $5.16 per barrel for the nine months ended September 30, 2013. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread as well as the impact of RINs costs during the nine months ended September 30, 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2014 was $11.43 per barrel, compared to $6.30 per barrel for the nine months ended September 30, 2013, which was primarily influenced by an increase in the Brent to LLS spread. The average Brent to LLS spread for the nine months ended September 30, 2014 was $4.43 per barrel compared to $(0.66) per barrel for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the Krotz Springs refinery was negatively impacted by costs of $16.6 million to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce. The Krotz Springs refinery received an exemption from the RFS requirements for 2013 and as a result did not record costs associated with RINs.
Asphalt Segment. Operating loss for our asphalt segment was $17.2 million for the nine months ended September 30, 2014, compared to $0.7 million for the nine months ended September 30, 2013, an increase in loss of $16.5 million. This increase was primarily due to lower sales volumes and lower asphalt margin, which was influenced by higher costs of asphalt purchased, partially offset by the gain on the sale of our Willbridge, Oregon asphalt terminal of $2.0 million. Asphalt margins for the nine months ended September 30, 2014 were $46.77 per ton compared to $69.49 per ton for the nine months ended September 30, 2013.
Retail Segment. Operating income for our retail segment was $16.6 million for the nine months ended September 30, 2014, compared to $19.6 million for the nine months ended September 30, 2013, a decrease of $3.0 million. This decrease was primarily due to lower retail fuel margins, lower merchandise margins and a lower gain on disposition of assets.
Interest Expense
Interest expense was $85.5 million for the nine months ended September 30, 2014, compared to $63.8 million for the nine months ended September 30, 2013, an increase of $21.7 million, or 34.0%. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market, partially offset by reduced interest charges for the nine months ended September 30, 2014 resulting from prepayments of our senior secured notes.
Income Tax Expense
Income tax expense was $14.5 million for the nine months ended September 30, 2014, compared to $9.6 million for the nine months ended September 30, 2013. Income tax expense increased as a result of our higher pre-tax income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and an increase in the effective tax rate. Our effective tax rate was 20.7% for the nine months ended September 30, 2014, compared to an effective tax rate of 13.7% for the nine months ended September 30, 2013. This higher effective tax rate was primarily due to the impact of the non-controlling interest’s share of the Partnership’s income.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $23.7 million for the nine months ended September 30, 2014, compared to $23.4 million for the nine months ended September 30, 2013, an increase of $0.3 million.
Net Income Available to Stockholders
Net income available to stockholders was $31.8 million for the nine months ended September 30, 2014, compared to $37.0 million for the nine months ended September 30, 2013, a decrease of $5.2 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2014, and 2013:

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$144,584	$109,661
Investing activities	(84,753)	(30,190)
Financing activities	(90,762)	95,407
Net increase (decrease) in cash and cash equivalents	$(30,931)	$174,878
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $144.6 million during the nine months ended September 30, 2014, compared to $109.7 million during the nine months ended September 30, 2013. The increase in net cash provided by operating activities of $34.9 million was primarily attributable to increased net income after adjusting for non-cash items of $4.6 million, decreased cash used for inventories of $29.1 million and increased cash collected on receivables of $37.2 million. These changes were partially offset by increased cash used for accounts payable and accrued liabilities of $0.6 million, increased cash used for other non-current liabilities of $18.7 million, increased cash used for prepaid expenses and other current assets of $10.8 million and increased cash used for other assets of $5.9 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $84.8 million during the nine months ended September 30, 2014, compared to $30.2 million during the nine months ended September 30, 2013. The change in cash flows used in investing activities of $54.6 million was primarily attributable to increased cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $70.0 million, partially offset by increased cash proceeds from the disposition of assets of $15.3 million. The increase in capital expenditures and capital expenditures for turnarounds and catalysts is related to the completion of the planned turnaround and the vacuum tower project at our Big Spring refinery during the second quarter of 2014.
Cash Flows Provided by (Used In) Financing Activities
Net cash used in financing activities was $90.8 million during the nine months ended September 30, 2014, compared to net cash provided by financing activities of $95.4 million during the nine months ended September 30, 2013. The change in cash flows from financing activities of $186.2 million was primarily attributable to increased net payments on long-term debt of $229.7 million, partially offset by reduced payments to shareholders and non-controlling interests of $25.5 million and net payments during 2013 on our call option overlay transactions of $15.2 million.
Indebtedness
Alon Energy Term Loan. In March 2014, we entered into a five-year term loan agreement (“Alon Energy Term Loan”) for a principal amount of $25.0 million, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 2.2 million of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets, Inc. guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants including maintenance financial covenants.
Proceeds from the Alon Energy Term Loan were used to purchase equipment for a capital project at the Big Spring refinery.
At September 30, 2014, the Alon Energy Term Loan had an outstanding balance of $23.3 million.
Retail Credit Facilities. Southwest Convenience Stores, LLC and Skinny’s LLC (“Alon Retail”) were parties to a credit agreement (the “Credit Agreement”) with a maturity in December 2015. At December 31, 2013, the outstanding balance under the Credit Agreement was $72.7 million. In March 2014, Alon Retail entered into a new credit agreement (“Alon Retail Credit Agreement”) and repaid in full its obligations under the Credit Agreement.

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
At September 30, 2014, the Alon Retail Credit Agreement had an outstanding balance of $114.5 million, consisting of a term loan balance of $104.5 million and a revolving credit loan balance of $10.0 million.
Alon USA Energy, Inc. Letter of Credit Facility. We have an unsecured credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At September 30, 2014 and December 31, 2013, we had letters of credit outstanding under this facility of $58.2 million and $56.8 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. Borrowings of $50.0 million and $100.0 million and letters of credit of $90.7 million and $109.8 million were outstanding under this facility at September 30, 2014 and December 31, 2013, respectively.
Senior Secured Notes. During the nine months ended September 30, 2014, we redeemed the remaining principal balance on the 13.50% senior secured notes (“Senior Secured Notes”) due October 2014. As a result of the prepayment of the Senior Secured Notes, write-offs of unamortized original issuance discount and debt issuance costs of $0.1 million and $0.1 million, respectively, were charged to interest expense for the three months ended September 30, 2014, and $0.4 million and $0.4 million, respectively, for the nine months ended September 30, 2014.
At December 31, 2013, the Senior Secured Notes had an outstanding balance of $73.7 million.
Capital Spending
Each year our Board of Directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, growth and profit improvement projects may be approved. Our total capital expenditure plan, including expenditures for catalysts and turnarounds, for 2014 is $165.0 million. Approximately $125.2 million has been spent during the nine months ended September 30, 2014.
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
Goodwill Impairment Analysis Update
As of December 31, 2013, we concluded that none of our goodwill was impaired. In addition, we disclosed in our Annual Report on Form 10-K that a significant portion of the fair value of our California refining reporting unit was dependent on cash flows expected to be derived pursuant to receiving a permit to begin logistical operations for crude oil delivered by rail. During September 2014, we received the permit, which supports the conclusions reached by management as of December 31, 2013.
Potential Change to Segment Reporting
We are considering a change to our reporting segment information. We are evaluating whether to move our asphalt segment into the refining and marketing segment as our asphalt business is less strategic to our overall operations as it was in prior periods. Additionally, terminal operations of the asphalt segment are now analyzed in conjunction with the operations of the refineries. We have made recent organizational changes where the person responsible for the refinery operations is also responsible for the asphalt terminal operations.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2014, we held 1.5 million barrels of crude oil, refined products and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $57.3 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $1.5 million.
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

The following table provides information about our commodity derivative contracts as of September 30, 2014:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	348,077	$92.97	$—	$32,362	$31,778	$(584)
Forwards-short (Crude)	(105,815)	—	105.03	(11,114)	(11,023)	91
Forwards-long (Gasoline)	391,565	107.00	—	41,898	39,421	(2,477)
Forwards-long (Distillate)	108,532	113.06	—	12,270	12,062	(208)
Forwards-short (Distillate)	(6,706)	—	115.90	(777)	(789)	(12)
Forwards-long (Jet)	104,375	115.31	—	12,036	11,427	(609)
Forwards-short (Jet)	(2,035)	—	117.16	(238)	(236)	2
Forwards-long (Slurry)	47,362	79.95	—	3,787	3,615	(172)
Forwards-long (Catfeed)	97,595	105.30	—	10,276	9,765	(511)
Forwards-short (Catfeed)	(28,625)	—	105.30	(3,014)	(2,960)	54
Forwards-long (Slop)	3,934	83.03	—	327	316	(11)
Forwards-short (Slop)	(16,226)	—	87.75	(1,424)	(1,408)	16
Forwards-short (Propane)	(50,992)	—	42.88	(2,184)	(2,031)	153
Forwards-long (Asphalt)	155,893	102.39	—	15,962	14,978	(984)
Forwards-short (Asphalt)	(43,607)	—	114.39	(4,988)	(4,887)	101
Futures-long (Crude)	139,000	91.70	—	12,747	12,574	(173)
Futures-short (Crude)	(242,000)	—	92.06	(22,278)	(22,061)	217
Futures-short (Gasoline)	(467,000)	—	105.19	(49,123)	(47,805)	1,318
Futures-short (Distillate)	(278,000)	—	115.96	(32,238)	(30,950)	1,288

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps (long crude, short products)	(3,600,000)	$22.58	$19.36	$(81,270)	$(69,691)	$11,579
Futures-swaps (LLS-WTI)	2,160,000	3.21	3.01	6,930	6,511	(419)
Futures-swaps (Brent-WTI)	(1,800,000)	10.52	9.46	(18,936)	(17,028)	1,908
Interest Rate Risk
As of September 30, 2014, $433.4 million, excluding discounts, of our outstanding debt was subject to floating interest rates, of which $50.0 million was charged interest at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%, and $245.6 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of September 30, 2014, we had three interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately 75% of the outstanding principal of the term loan within the Alon Retail Credit Agreement. As of September 30, 2014, the outstanding balance of the term loan was $104.5 million and the interest rate swaps had an average fixed interest rate of 0.25%.
An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates and the interest rate swap contracts, would result in an increase to our interest expense of approximately $0.9 million per year.

ITEM 4. CONTROLS AND PROCEDURES
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
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	October 31, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	October 31, 2014	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	October 31, 2014	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)