Form 10-K
period 2014-12-31
Alon USA Energy, Inc.
filed 2015-03-13
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter was $327,903,310.
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2015, was 69,772,369.
Documents incorporated by reference: Proxy statement of the registrant relating to the registrant’s 2015 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
Company Overview
In this Annual Report, the words “Alon,” “we,” “our” and “us” refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary, and not to any other person. Generally, the words “we,” “our” and “us” include Alon USA Partners, LP and its subsidiaries (the “Partnership”) as consolidated subsidiaries of Alon USA Energy, Inc. unless when used in disclosures of transactions or obligations between the Partnership and Alon USA Energy, Inc., or its other subsidiaries.
We are an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. We own 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 barrels per day (“bpd”). In addition, we directly own crude oil refineries in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd and in California with a crude oil throughput capacity of 70,000 bpd. In 2014 and 2013, we did not process crude oil in California. We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate approximately 300 convenience stores in Central and West Texas and New Mexico.
We were incorporated in 2000 under Delaware law. Our principal executive offices are located at 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
Our stock trades on the New York Stock Exchange under the trading symbol “ALJ.” Until recently, we relied on a “controlled company” exemption from the rules and regulations of the New York Stock Exchange because more than 50% of our common stock was controlled by Alon Israel Oil Company, Ltd. (“Alon Israel”). In February 2015, Alon Israel sold a sufficient number of shares to cause their ownership to fall below 50%. As a result, a majority of our board of directors must be comprised of directors deemed independent by February 2016. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Alon Holdings Blue Square-Israel Ltd. (“Blue Square”), a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange, and Blue Square is a controlling shareholder of Dor-Alon Energy in Israel (1988) Ltd. (“Dor-Alon”), a leading Israeli marketer, developer and operator of gas stations and shopping centers, which is listed on the Tel Aviv Stock Exchange.
We file annual, quarterly and current reports and proxy statements, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. In addition, we make our SEC filings available, free of charge, through our website at http://ir.alonusa.com as soon as reasonably practicable after we file with or furnish such material to the SEC. We will provide copies of our filings free of charge to our stockholders upon request to Alon USA Energy, Inc., Attention: Investor Relations, 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251. We have also made the following documents available through our website:

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

Refining and Marketing
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our California refineries did not process crude oil in 2014 and 2013 due to the high cost of crude oil relative to product yield and low asphalt demand. Our refineries have a combined crude oil throughput capacity of approximately 217,000 bpd. We refine crude oil into petroleum products, including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States.
Alon USA Partners, LP (NYSE: ALDW)
Alon owns the Big Spring refinery and wholesale marketing operations through the Partnership. On November 26, 2012, the Partnership completed its initial public offering of 11,500,000 common units representing limited partner interests. As of December 31, 2014, the common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership. The Partnership is consolidated within our refining and marketing segment.
Big Spring Refinery
Our Big Spring refinery has a crude oil throughput capacity of 73,000 bpd and is located on 1,306 acres in the Permian Basin in West Texas. In industry terms, our Big Spring refinery is characterized as a “cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation, naphtha reforming and hydrotreating processes, to produce higher light product yields through the conversion of heavier fuel oils into gasoline, light distillates and intermediate products. Major processing units at our Big Spring refinery include fluid catalytic cracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units.
Our Big Spring refinery’s complexity allows us the flexibility to process a variety of crudes into higher-value refined products. Our Big Spring refinery has the capability to process substantial volumes of high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. Our refinery is also capable of processing significant volumes of light, sweet crude as market conditions dictate. All of the crude oil processed at our refinery is West Texas crude oil based on Midland pricing, which has typically traded at a discount to Cushing pricing.
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
Big Spring Refinery Raw Material Supply
West Texas crudes have typically been transported to Cushing for sale. However, new pipeline takeaway capacity has allowed West Texas crude to also be transported directly to the Texas Gulf Coast. Logistical and infrastructure constraints in the Permian Basin have limited the ability of oil producers to transport their growing production to Cushing or the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland-priced crudes. The Big Spring refinery is the closest refinery to Midland, Texas, which allows us to eliminate the cost of transporting crude supply to and from Cushing. Our close proximity to Midland allows us to source West Texas Sour (“WTS”) and West Texas Intermediate (“WTI”) Midland crudes, both of which traded at a considerable discount to WTI Cushing over the last few years. Additionally, the Big Spring refinery has the ability to source locally-trucked crudes, which enables us to better control quality and to eliminate the cost of transporting the crude supply from Midland. During 2014, our Big Spring refinery’s total refinery throughput was comprised of 46% WTS, 49% WTI Midland and 5% blendstocks.
Our Big Spring refinery receives WTS and WTI crude oil from local gathering systems and regional common carrier pipelines, such as the Mesa Interconnect, Centurion and Navigator pipelines.
Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar. A majority of the natural gas we use to run the refinery is delivered by a pipeline in which we own a 63.0% interest.
J. Aron and Company (“J. Aron”), through arrangements with various oil companies, is currently the largest single crude supplier to our Big Spring refinery.

Big Spring Refinery Production
Gasoline. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 91 octane premium unleaded. Gasoline produced at the Big Spring refinery complies with the U.S. Environmental Protection Agency’s (“EPA”) current ultra-low sulfur gasoline standard of 30 parts per million (“ppm”).
Distillates. All of the on-road specification diesel fuel we produce complies with the EPA’s ultra-low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications.
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
Petrochemical Feedstocks and Other. We produce propane, propylene, certain aromatics, specialty solvents and benzene for use as petrochemical feedstocks, along with other by-products such as sulfur and carbon black oil. Our Big Spring refinery has a sulfur processing capability of approximately two tons per thousand bpd of crude oil capacity, which is above the average for cracking refineries and aids in our ability to produce low sulfur motor fuels while processing significant amounts of sour crude oil.
Big Spring Refinery Transportation Fuel Marketing
We sell refined products from our Big Spring refinery in both the wholesale rack and bulk markets. Our marketing of transportation fuels produced at our Big Spring refinery is focused on West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because our distributors in this region are supplied primarily with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
Branded Transportation Fuel Marketing. In 2014, we sold 58% of the gasoline and 29% of the diesel produced at our Big Spring refinery on a branded basis. We sell motor fuels under the Alon brand through various terminals to supply 644 locations, including our convenience stores. We provide our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress.
Each branded location is required to participate in our Clean Team brand excellence program and utilize our payment card processing services. Under the Clean Team program, each branded location is graded quarterly by a third-party rating agency that specializes in convenience store assessment and reporting. Each location is graded on the physical appearance and condition of the store’s interior and exterior. The inspections also include evaluations of the customer service provided by employees.
In 2014, we sold 470.9 million gallons of branded motor fuel for distribution to our retail convenience stores and other retail distribution outlets. In 2014, approximately 90% of Alon’s branded marketing operations, including retail operations, were supplied by our Big Spring refinery. In 2014, the retail segment’s gasoline and diesel sales represented 27% and 8%, respectively, of our Big Spring refinery’s gasoline and diesel production.
Unbranded Transportation Fuel Marketing. In 2014, we sold 26% of the gasoline and a majority of the diesel produced at our Big Spring refinery on an unbranded basis. Including purchases for resell, in 2014, we sold 347.9 million gallons of gasoline and diesel as unbranded fuels, which were largely sold through our physically integrated system.
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
Product Supply Sales. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported through a product pipeline network or truck deliveries. Our petrochemical feedstock and other petroleum product production is sold to a wide customer base and is transported through truck and railcars.
Distribution Network and Distributor Arrangements. We sell motor fuel to our retail locations and to 25 third-party distributors, who then supply and sell to retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms and contain incentives and penalties based on the consistency of their purchases.

Alon Brand Licensing. We license the Alon brand and provide payment card processing services, advertising programs and loyalty and other marketing programs to 27 distributors supplying 73 additional stores not tied to a fuel supply agreement. In exchange for licensing fees, we license the Alon brand to distributors supplying geographic areas outside of our physically-integrated system. This licensing program allows us to expand the geographic footprint of the Alon brand, thereby increasing its recognition. Each licensee is also required to participate in our Clean Team brand excellence program and utilize our payment card processing services.
Big Spring Refined Product Pipelines
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
California Refineries
Our California refineries historically operated as one integrated refinery. The California refineries have a throughput capacity of 70,000 bpd. However, due to the high cost of crude oil relative to product yield and low asphalt demand, we did not process crude oil in 2014 and 2013 and ran at low throughput rates during 2012.
The Paramount refinery is located on 63 acres in Paramount, California. Our Paramount refinery has the capability to produce gasoline, distillates, vacuum gas oil and asphalt.
The Long Beach refinery is located on 19 acres in Long Beach, California. The Long Beach refinery has the capability to produce vacuum gas oil and asphalt.
The Bakersfield refinery is located on approximately 600 acres in Bakersfield, California. The Bakersfield refinery has the capability to produce gasoline, distillates, vacuum gas oil and asphalt.
In the third quarter of 2014, we received a permit to construct a new 140,000 bpd rail unloading facility at the Bakersfield refinery and to modify the refinery to process light crude. The rail facility will give us the ability to source cost-advantaged crudes at the refinery for use by third parties or by us upon the restart of the Bakersfield refinery. This rail facility could receive up to two unit trains of crude per day.
California Refineries Raw Material Supply
Historically our California refineries received crude oil primarily from common carrier, private carrier and our owned pipelines. We have the capability to receive crude oil by rail at each of the California refineries’ locations. We are party to an agreement allowing us to purchase the California refineries’ crude needs through J. Aron. Other feedstocks, including butane and gasoline blendstocks, can be delivered by truck and pipeline. This combination of transportation arrangements allows the California refineries to receive and optimize the crude slate of waterborne domestic and foreign crude oil, along with California crude oil.
California Pipelines/Terminal
The California refineries utilize product pipelines, truck racks and terminals to distribute refined products. The Paramount and Long Beach refineries are connected by pipelines we own.
The California refineries have a feedstock pipeline and terminal system that is capable of supplying untreated vacuum gas oil and other unfinished products to other Los Angeles Basin refineries and third party terminals.
Krotz Springs Refinery
The Krotz Springs refinery located in Krotz Springs, Louisiana, has a throughput capacity of 74,000 bpd and is strategically located on approximately 381 acres on the Atchafalaya River in central Louisiana. This location provides access to crude from barge, pipeline, railcar and truck. The refinery has direct access to the Colonial product pipeline system (“Colonial Pipeline”). This combination of logistical assets provides us with diversified access to locally-sourced, domestic and foreign crudes, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. In industry terms, the Krotz Springs refinery is characterized as a “mild residual cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher light product yields.
Our Krotz Springs refinery has the capability to process substantial volumes of low sulfur, or sweet, crudes to produce a high percentage of light, high-value refined products. Historically, sweet crude oil has accounted for 100% of the Krotz Springs refinery’s crude oil input.
Krotz Springs Refinery Raw Material Supply
In 2012, the Krotz Springs refinery began receiving crude oil sourced from West Texas to take advantage of depressed Midland-priced crudes. This crude oil is transported through the Amdel pipeline to the Nederland terminal located near the Gulf Coast and from there is transported to the Krotz Springs refinery by barge via the Intracoastal Canal and the Atchafalaya River. The Krotz Springs refinery also has access to various types of domestic and foreign crudes via pipeline, rail or truck rack delivery. We are capable of receiving Light Louisiana Sweet (“LLS”) and foreign crudes from the EMPCo “Northline System.” The Northline System delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminalling complex.
Sweet crude oil accounts for all of the crude oil inputs at the Krotz Springs refinery, of which 58% was Gulf Coast sweet crude oils and 42% was WTI Midland priced crude oil in 2014.
J. Aron, through arrangements with various oil companies, currently supplies the majority of the Krotz Springs refinery’s crude oil input requirements. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
Krotz Springs Refinery Production
Our Krotz Springs refinery produces gasoline, high sulfur diesel, light cycle oil, jet fuel, petrochemical feedstocks, LPG and slurry oil.
Krotz Springs Refinery Transportation Fuel Marketing
Substantially all of the gasoline and jet fuel produced by our Krotz Springs refinery is sold to J. Aron. We market transportation fuel production through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
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
Asphalt
We own or operate 10 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Mojave and Bakersfield), Arizona (Phoenix and Flagstaff), and Nevada (Fernley) (50% interest), and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”), which specializes in patented ground tire rubber modified asphalt products. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.
We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. We have an exclusive license to use advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado, and a non-exclusive license in Idaho,

Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery, and a ground tire rubber (“GTR”) asphalt manufacturing process with respect to asphalt sold in California.
Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and highway construction/maintenance contractors as GTR, polymer modified or emulsion asphalt. Sales of asphalt are seasonal with the majority of our sales occurring between May and October.
Wright holds the licensing rights to a patented GTR manufacturing process for paving asphalts. Wright licenses this proprietary technology from Neste/Wright Asphalt Company under a perpetual license that covers all of North America, except California. Wright’s operations consist of sub-licensing the patented technology to parties to manufacture the GTR asphalt for Wright to sell at various Alon-owned or third party-owned facilities in Texas, Arizona, Oregon and Oklahoma. Wright also purchases and resells various other paving asphalts in these markets. During 2014, Wright obtained 56% of its asphalt requirements from our terminals. Wright sells GTR and its other asphalt products on either a negotiated contract or competitive bidding basis.
Retail
As of December 31, 2014, we operated 295 owned and leased convenience store sites primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public.
The following table shows our owned and leased convenience stores by location:

Location	Owned	Leased	Total
Big Spring, Texas	6	2	8
Wichita Falls, Texas	9	2	11
Waco, Texas	10	—	10
Midland, Texas	10	7	17
Lubbock, Texas	17	4	21
Albuquerque, New Mexico	12	11	23
Odessa, Texas	13	22	35
Abilene, Texas	32	8	40
El Paso, Texas	13	69	82
Other locations in Central and West Texas	29	19	48
Total stores	151	144	295
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
Competition
The petroleum refining and marketing industry continues to be highly competitive. Our principal competitors include major independent refining and marketing companies such as Valero, Phillips 66, HollyFrontier and Western Refining. Our industry is also impacted by competition from integrated, multi-national oil companies including ExxonMobil, Chevron and Royal Dutch Shell. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial support and diversity with a potentially better ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum industry.
Profitability in the refining and marketing industry depends on the difference between refined product prices and the prices for crude and other feedstocks, also referred to as refining margins. Refining margins are impacted by, among other things, levels of crude and refined product inventories, balance of supply and demand, utilization rates of refineries and global economic and political events.

All of our crude and feedstocks are purchased from third-party sources, while some of our vertically-integrated competitors have their own sources of crude oil that they may use to supply their refineries. However, our Big Spring refinery is in close proximity to Midland, Texas, which is the largest origination terminal for West Texas crude oil, which we believe provides us with transportation cost advantages over many of our regional competitors.
The markets for our refined products are generally supplied by a number of refiners, including large integrated oil companies or independent refiners. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
The principal competitive factors affecting our marketing businesses are price and quality of products, reliability and availability of supply and location of distribution points.
We compete in the asphalt market with various refineries including Valero, Tesoro, U.S. Oil, Western Refining, San Joaquin Refining, Ergon and HollyFrontier as well as regional and national asphalt marketing companies that have little or no associated refining operations. The principal factors affecting competitiveness in asphalt markets are cost, supply reliability, consistency of product quality, transportation cost and capability to produce the range of high performance products necessary to meet the requirements of customers.
Our major retail competitors include CST Brands, Chevron, Sunoco LP (Stripes® brand), Alimentation Couche-Tard Inc. (Circle K® brand), Western Refining and various other independent operators. The principal competitive factors affecting our retail segment are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. We expect to continue to face competition from large, integrated oil companies, as well as from other convenience stores that sell motor fuels. Additionally, national grocery and dry goods retailers such as Wal-Mart, Kroger and Costco, as well as regional grocers and retailers have motor fuel retail businesses. Many of these competitors are substantially larger than we are and because of their diversity, integration of operations and greater resources may be better able to withstand volatile market conditions and lower profitability because of competitive pricing and lower operating costs.
Government Regulation and Legislation
Environmental Controls and Expenditures
Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air, water, and land, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in compliance with these requirements. Over the next several years our operations will have to meet new requirements being promulgated by the EPA and the states and jurisdictions in which we operate.
Fuels. The federal Clean Air Act and its implementing regulations require, among other things, significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce the sulfur content in gasoline to 30 ppm and diesel to 15 ppm.
Gasoline and diesel produced at our Big Spring refinery currently meet the low sulfur gasoline and diesel fuel standards. Gasoline produced at our Krotz Springs refinery currently meets the low sulfur gasoline standard. Our Krotz Springs refinery does not manufacture low sulfur diesel fuel. In April 2014, the EPA promulgated final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning on January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. We believe that the Big Spring, Krotz Springs, Paramount and Bakersfield refineries each satisfy the definition of a small volume refinery and we have applied to EPA for status as small volume refineries for each of these facilities as is required by the Tier 3 regulations. We estimate that the capital investment associated with upgrades necessary to meet these new required sulfur levels, on a consolidated basis, will be less than $30 million.
The EPA has issued renewable fuel standards (“RFS”) mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable identification numbers (“RINs”) to maintain compliance. Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. The Big Spring and Krotz Springs refineries first became subject to the RFS program in 2013, and the Krotz Springs refinery received a hardship exemption for 2013. The California refineries did not process crude oil during 2014 and 2013 and as a result were not subject to the RFS requirements. The Big Spring refinery through its wholesale sales is able to blend finished products with renewable fuels, thus generating RINs. Conversely, the Krotz Springs refinery sells substantially all of its finished products which are subject to the RFS program, via the Colonial pipeline, which does not allow us to blend products; and therefore must purchase RINs to satisfy its obligation. The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than the statutory mandates. The EPA submitted a draft final rule for regulatory review by the federal Office of Management and Budget on August 21, 2014. In January 2015, the EPA announced that its goal was to release the final 2014 RFS volume mandates in the Spring of 2015.
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
The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including rules that requires a reduction in emissions of GHGs from motor vehicles and another rule that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources that are potential major sources of conventional pollutant emissions. Beginning in January 2011, facilities already subject to the Prevention of Significant Deterioration and Title V operating permit programs that increase their emissions of GHGs by 75,000 tons per year were required to install control technology, known as “Best Available Control Technology,” to address the GHG emissions.
In December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate New Source Performance Standards (“NSPS”) to regulate greenhouse gas emissions from petroleum refineries. Although the EPA has not yet proposed NSPS to regulate GHG for petroleum refineries, the EPA has proposed NSPS to regulate GHG for electric utilities. In September 2014, the EPA indicated that the Petroleum Refinery Sector Risk and Technology Review, proposed in May 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for EPA to regulate GHG emissions from petroleum refineries at this time. The proposed rule would place additional emission control requirements on storage tanks, flares and coking units at petroleum refineries. Therefore, although it may do so in the future, we do not expect that the EPA will be issuing NSPS standards to regulate GHG from petroleum refineries at this time.
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. According to the EPA, as of January 2015, approximately 90% of the nation’s refinery capacity is under lodged or entered “global” settlements. If we enter into a global settlement, it would apply to our Big Spring refinery and possibly our Paramount and Long Beach refineries. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that we would be required to pay a civil penalty, install air pollution controls, and enhance certain operations in consideration for a broad release from liability. At this time, we cannot estimate the cost of any required controls or civil penalties, but they are expected to be comparable to other settling refiners. These civil penalties will likely exceed $100,000 and other related costs that may be required under the settlement for pollution controls or environmentally beneficial projects could be significant.
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

In July 2010, the EPA disapproved Texas’ “flexible permit program” and indicated that sources operating under a flexible permit issued by the Texas Commission on Environmental Quality (“TCEQ”) are not properly permitted and are subject to enforcement. In 2010, the Big Spring refinery was one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permit program.” According to the EPA, the Texas flexible permit program and its implementing rules were never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. We had agreed to convert our Big Spring refinery’s non-flexible permit to a federally enforceable non-flexible permit and submitted a permit application for that purpose, which remains pending. In August 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further consideration. Following the Fifth Circuit decision, Texas submitted a state clean-air implementation plan, including the flexible permit provisions, to the EPA for reconsideration in accordance with the Fifth Circuit’s decision. In July 2014, the EPA published its approval of Texas’ flexible permit program, conditioned on a commitment from Texas to adopt certain minor clarifications to the flexible permit program by November 30, 2014. Texas timely adopted the required minor clarifications and submitted the revised program to the EPA for approval. On December 31, 2014, the EPA issued a proposed rule converting the EPA’s previous conditional approval of Texas’ program to a full approval. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of these developments.
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
Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery and terminals system. We spent $0.9 million in 2014 for remediation costs and we estimate an additional $1.7 million will be spent during 2015. We are also remediating historical soil and groundwater contamination at the Abilene, Southlake and Wichita Falls terminals that were in existence at the time they were acquired. As a result of the remediation efforts completed, we have submitted a request to TCEQ requesting closure of the wells at the Southlake terminal.
We are currently engaged in four separate remediation projects in the Los Angeles area. Two projects focus on clean-up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with a prior owner of the Paramount refinery and Lakewood Tank Farm. We also have remediation projects at the Long Beach refinery and Pipeline 145 that existed at the time of our acquisitions. A total of $2.1 million was spent for all four remediation projects in 2014 of which our portion was $1.3 million. We estimate that an additional $2.5 million will be spent in 2015 with our portion being $1.7 million.
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
We are currently remediating historical soil and groundwater contamination at our Richmond Beach, Washington terminal. We spent $0.5 million in 2014 for remediation costs and we estimate an additional $0.6 million will be spent during 2015.
In conjunction with our acquisition of the Bakersfield refinery on June 1, 2010, we entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the Bakersfield refinery on the acquisition date. We are required to make indemnification claims to the prior owner by March 15, 2015. We spent $8.2 million in 2014 for these remediation costs, of which our portion was $0.7 million. We estimate that an additional $3.6 million will be spent during 2015, of which our portion will be $0.2 million. Additionally, the local Water Board has issued a draft Clean-up and Abatement Order, and additional capital expenditures associated with the Order expect to be completed in 2015.
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
The Petroleum Marketing Practices Act (“PMPA”) is a federal law that governs the relationship between a refiner and a distributor pursuant to which the refiner permits a distributor to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew branded distributor contracts unless certain enumerated preconditions or grounds for termination or non-renewal are met and we also comply with the prescribed notice requirements.
Employees
As of December 31, 2014, we had approximately 2,745 employees. Approximately 625 employees worked in our refining and marketing segment, of which approximately 485 were employed at our refineries and approximately 140 were employed at our corporate offices in Dallas, Texas. Approximately 105 employees worked in our asphalt segment and approximately 2,015 employees worked in our retail segment.
Approximately 200 employees worked at our Big Spring refinery, approximately 135 of whom are covered by a collective bargaining agreement that expires on April 1, 2015. None of the employees in our asphalt segment, retail segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.
Properties and Insurance
Our principal properties are described above under the captions “Refining and Marketing,” “Asphalt” and “Retail” in Item 1. We believe that our properties and facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2014, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities. Our property insurance policies that cover our refineries and asphalt assets have a $950 million limit. Claims for physical damage at our refineries and asphalt assets are subject to a $10 million deductible. The business interruption insurance policies that cover our Big Spring and Krotz Springs refineries have a $550 million limit and are subject to a 45-day waiting period. At all of our facilities, including the Big Spring and Krotz Springs refineries, we are fully exposed to all losses in excess of the applicable limits and sub-limits, a $10 million deductible due to property damage and for losses due to business interruptions of fewer than 45 days.
We maintain third party liability insurance policies that cover third party claims with a $300 million limit subject to a $5 million deductible. We are fully exposed to third party claims in excess of the applicable limit and sub-limits and a $5 million deductible.

Executive Officers of the Registrant
Our current executive officers and key employees (identified by an asterisk), their ages as of March 1, 2015, and their business experience during at least the past five years are set forth below.

Name	Age	Position
David Wiessman	60	Executive Chairman of the Board of Directors
Jeff D. Morris	63	Vice Chairman of the Board of Directors
Paul Eisman	59	Chief Executive Officer and President
Shai Even	46	Senior Vice President and Chief Financial Officer
Claire A. Hart	59	Senior Vice President
Alan Moret	60	Senior Vice President of Supply
Michael Oster	43	Senior Vice President of Mergers and Acquisitions
Jimmy C. Crosby	55	Senior Vice President of Refining
James Ranspot	44	Senior Vice President, General Counsel and Secretary
Scott Rowe	56	Senior Vice President of Asphalt Marketing
Jeff Brorman*	47	Vice President of Refining — Big Spring
Gregg Byers*	60	Vice President of Refining — Krotz Springs
Kyle McKeen*	51	President and Chief Executive Officer of Alon Brands
Josef Lipman*	69	President and Chief Executive Officer of SCS
Set forth below is a brief description of the business experience of each of the executive officers and key employees listed above.
David Wiessman has served as Executive Chairman of the Board of Directors of Alon since July 2000 and served as President and Chief Executive Officer of Alon from its formation in 2000 until May 2005. Mr. Wiessman has over 30 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has served as a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon’s largest stockholder, and served as its Chief Executive Officer and President from 1994 to 2014. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd., or Bielsol, which acquired a 50% interest in Alon Israel in 1992. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Since August 2012, Mr. Wiessman has been Executive Chairman of the Board of Directors of the general partner of Alon USA Partners, LP, or Alon Partners, which is listed on the NYSE. Mr. Wiessman has also been Executive Chairman of the Board of Directors of Alon Holdings Blue Square-Israel, Ltd., which is listed on the NYSE and the Tel Aviv Stock Exchange, or TASE, since 2003; Chairman of Blue Square Real Estate Ltd., which is listed on the TASE, since 2006; and Executive Chairman of the Board and President of Dor-Alon Energy Israel (1988) Ltd., which is listed on the TASE, since 2005, and all of which are subsidiaries of Alon Israel. The Board has concluded that Mr. Wiessman’s vision, business expertise, industry experience, leadership skills and devotion to community service qualify him to serve as Executive Chairman of the Board.
Jeff D. Morris has served as Vice Chairman of the Board of Directors of Alon since May 2011 and a director since May 2005. Prior to this Mr. Morris served as our Chief Executive Officer from May 2005 to May 2011, our Chief Executive Officer of our operating subsidiaries from July 2000 to May 2011, our President from May 2005 until March 2010 and President of our operating subsidiaries from July 2000 until March 2010. Since August 2012, Mr. Morris has been Vice Chairman of the Board of the general partner of Alon Partners. Prior to joining Alon, he held various positions at Fina, Inc., where he began his career in 1974. Mr. Morris served as Vice President of Fina, Inc.’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and Fina’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units. Mr. Morris has also been a director of Krotz Springs since 2008. The Board has concluded that Mr. Morris’ experience gained as Chief Executive Officer of Alon, detailed knowledge of Alon’s operations and assets, expertise in oil refining and marketing, devotion to community service and management skills qualify him to serve as a member of the Board.
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

Shai Even has served as a Senior Vice President since August 2008 and as our Chief Financial Officer since December 2004. Mr. Even served as a Vice President from May 2005 to August 2008 and Treasurer from August 2003 until March 2007. Prior to joining Alon, Mr. Even served as Chief Financial Officer of DCL Technologies, Ltd. from 1996 to July 2003 and prior to that worked for KPMG LLP from 1993 to 1996. Mr. Even has also been a director of Alon Refining Krotz Springs, Inc. since July 2008 and Alon Brands, Inc. since November 2008. Mr. Even was selected to serve as a director of the general partner of the Partnership because of his financial education and expertise, financial reporting background, public accounting experience, management experience and detailed knowledge of our operations. Mr. Even stepped down as a director of the general partner of the Partnership in November 2012.
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
Scott Rowe has served as our Senior Vice President, Asphalt Marketing, since joining Alon in 2014. Mr. Rowe has over 30 years of experience in the petroleum refining and marketing business, with most of his experience specific to asphalt. Prior to joining Alon, Mr. Rowe was the President of The Hudson Companies, a privately held asphalt terminalling company headquartered in Providence, Rhode Island and founded Black Creek Terminal, LLC. Previously Mr. Rowe held several positions in the petroleum industry, including that of Vice President of Asphalt Marketing for CITGO and various management roles at Koch Industries. Mr. Rowe has an extensive background in business development and acquisitions.
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
Our refining and marketing earnings, profitability and cash flows from operations depend primarily on the margin between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contracts, as has been the case in recent periods and may be the case in the future, our results of operations and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile as a result of a variety of factors including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. The direction and timing of changes in prices for crude oil and refined products do not necessarily correlate with one another and it is the relationship between such prices that has the greatest impact on our results of operations and cash flows.
Prices of crude oil, other feedstocks and refined products, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in general economic conditions;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported in the United States;

•	refinery utilization rates;

•	infrastructure limitations;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	the actions of customers and competitors;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities and other factors affecting transportation infrastructure;

•	the effects of transactions involving forward contracts and derivative instruments and general commodities speculation;

•	the execution of planned capital projects, including the build out of additional pipeline infrastructure;

•	the effects and costs of compliance with current and future federal, state and local environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the impact of global economic conditions on our business; and

•	the development and marketing of alternative and competing fuels.
Although we continually analyze refinery operating margins at each of our refineries and seek to adjust throughput volumes and product slates to optimize our operating results based on market conditions, there are inherent limitations on our ability to offset the effects of adverse market conditions. For example, reductions in throughput volumes in a negative operating margin environment may reduce operating losses, but it would not eliminate them because we would still be incurring fixed costs and certain levels of variable costs.
The nature of our business has historically required us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology. As a result, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. Our investment in inventory is affected by the general level of crude oil prices, and significant increases in crude oil prices could result in substantial working capital requirements to maintain inventory volumes. Changes in the value of our inventory or increases in the amount of our working capital necessary to maintain our inventory volumes could have a material adverse effect on our earnings, profitability and cash flows.
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
We select grades of crude oil to process based, in part, on each individual refinery’s configuration and operating units. Our profitability is partially derived from our ability to purchase and process crude oil feedstocks that are less expensive than those processed by competing refiners. We quantify this differential in crude prices by comparing our crude acquisition price with benchmark crude oil grades such as West Texas Intermediate. Crude oil differentials can vary significantly depending on overall economic conditions, trends and conditions within the markets for crude oil and refined products, and infrastructure constraints. An adverse change in these differentials affecting one or more of our refineries could have a negative impact on our earnings.
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
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, waterborne transportation accidents, third-party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. The occurrence of such events at any of our refineries could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to interruptions of supply and distribution as a result of our reliance on pipelines and barges for transportation of crude oil and refined products.
Our refineries receive a substantial percentage of their crude oil and deliver a substantial percentage of their refined products through pipelines and barges. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines and barges to transport crude oil or refined products is disrupted because of accidents, earthquakes, hurricanes, flooding, governmental regulation, terrorism, or other third party action. Our prolonged inability to use any of the pipelines or barges that we use to transport crude oil or refined products could have a material adverse effect on our business, results of operations and cash flows.
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
Demand for gasoline and asphalt products is generally higher during summer months than during winter months due to seasonal increases in highway traffic and road construction work. Seasonal fluctuations in highway traffic also affect motor fuels and merchandise sales in our retail stores. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. This seasonality is most pronounced in our asphalt business. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
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
Our arrangements with J. Aron expose us to J. Aron related credit and performance risk.
We have supply and offtake agreements with J. Aron, who is our largest supplier of crude oil and largest customer of refined products from our refineries. In the future, we could purchase up to 100% of our supply needs at each of our refineries from J. Aron pursuant to this agreement. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of this agreement, which may be terminated by J. Aron as early as May 31, 2018. Relying on J. Aron’s ability to honor its fuel requirements purchase obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity. In addition, we may be required to use substantial capital to repurchase inventories from J. Aron upon termination of the agreements, which could have a material adverse effect on our financial condition.
Competition in the refining and marketing industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
We compete with a broad range of companies in our refining and marketing operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than we are. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand disruptions in operations and volatile market conditions, to offer more competitive pricing during times of intense price fluctuations and to obtain crude oil in times of shortage.
We are not engaged in the exploration and production business and therefore do not produce any of our crude oil or other feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own crude production are at times able to offset losses from refining operations with profits from oil producing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries, such as wind, solar and hydropower that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition in the asphalt industry is intense and an increase in competition in the markets in which we sell our asphalt products could adversely affect our earnings and profitability.
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
Our operations are subject to extensive regulatory controls on air emissions, water discharges, waste management and the clean-up of contamination that can require costly compliance measures. If we fail to comply with environmental requirements, we may be subject to administrative, civil and criminal proceedings by state and federal authorities, as well as civil proceedings by non-governmental environmental groups and other individuals, which could result in substantial fines and penalties against us as well as governmental or court orders that could alter, limit or suspend our operations.
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative (the “Initiative”). This Initiative is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries, including compliance with New Source Review/Prevention of Significant Deterioration requirements, New Source Performance Standards, Leak Detection and Repair requirements, and National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations. According

to the EPA, as of January 2015, approximately 90% of the nation’s refining capacity is under lodged or entered “global” settlements. In February 2007, we committed in writing to enter into discussions with the EPA regarding our Big Spring refinery and, since that time, have held negotiations with the agency with respect to entering into a global settlement under the Initiative. Based on our on-going negotiations as well as consideration of prior settlements that the EPA has reached with other petroleum refineries under the Initiative, we believe that we would be required to pay a civil penalty, install air pollution controls, and enhance certain operations and maintenance programs in consideration for a broad release from liability. At this time, while we cannot estimate the cost of any such civil penalties, pollution controls or environmentally beneficial projects, the civil penalties will likely exceed $100,000, and the remaining costs could be significant and collectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In 2010, our Big Spring refinery was one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permit program.” According to the EPA, the Texas flexible permit program and its implementing rules were never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. We had agreed to convert the Big Spring refinery’s non-flexible permit to a federally enforceable non-flexible permit and submitted a permit application for that purpose, which remains pending. In August 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further consideration. Following the Fifth Circuit decision, Texas submitted a state clean-air implementation plan, including the flexible permit provisions, to the EPA for reconsideration in accordance with the Fifth Circuit’s decision. In July 2014, the EPA published its approval of Texas’ flexible permit program, conditioned on a commitment from Texas to adopt certain minor clarifications to the flexible permit program by November 30, 2014. Texas timely adopted the required minor clarifications and submitted the revised program to the EPA for approval. On December 31, 2014, the EPA issued a proposed rule converting the EPA’s previous conditional approval of Texas’ program to a full approval. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of these developments.
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, in March 2014, the EPA announced final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning as early as January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. We believe that the Big Spring, Krotz Springs, Paramount, and Bakersfield refineries each satisfy the definition of a small volume refinery, and we have applied to the EPA for status as small volume refineries for each of these facilities as is required by the Tier 3 regulations. We estimate that the capital investment associated with upgrades necessary to meet these new required sulfur levels will be less than $30 million. We are not able to predict the impact of other new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced but we may incur increased operating costs and capital expenditures to comply, which could be material. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and a reduced demand for our refining services.
In December 2009 the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including rules that require a reduction in emissions of GHGs from motor vehicles and another rule that established GHG emissions thresholds that determine when certain stationary sources must obtain construction or operating permits under the Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, facilities may be required to reduce those emissions according to “best available control technology” standards for GHGs. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, for emissions occurring after January 1, 2010.
In addition, the federal Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and a number of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or monitoring and reporting requirements, or result in reduced demand for refined petroleum products we produce. One or more of these developments could have an adverse effect on our business, financial condition and results of operations.
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
We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our refineries, terminals and convenience stores. We anticipate spending $7.2 million in investigation and remediation expenses over the next 15 years in connection with historical soil and groundwater contamination at our Big Spring refinery and the Abilene, Southlake and Wichita Falls terminals, which we formerly owned and operated. We anticipate spending an additional $37.4 million in investigation and remediation expenses in connection with our California refineries and terminals over the next 15 years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Joint and several strict liability may be incurred in connection with such releases of petroleum hydrocarbons, hazardous substances and/or wastes. Although we have sold two of our pipelines pursuant to a transaction with Sunoco, we have agreed, subject to certain limitations, to indemnify Sunoco for costs and liabilities that may be incurred by Sunoco as a result of environmental conditions existing at the time of the sale. If we are forced to incur costs or pay liabilities in connection with such releases and contamination or any associated third-party proceedings and investigations, or in connection with any of our indemnification obligations to Sunoco, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with worker health and safety, environmental and other laws and regulations.
From time to time, we have been sued or investigated for alleged violations of worker health and safety, environmental and other laws. If a lawsuit or enforcement proceeding were commenced or resolved against us, we could incur significant costs and liabilities. In addition, our operations require numerous permits and authorizations under environmental and various other laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or worker health and safety. A violation of authorization or permit conditions or of other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have an adverse effect on our business, results of operations or cash flows.
Renewable fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition.
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. To the extent refiners will not or cannot blend renewable fuels in the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase RINs to maintain compliance. Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. As a result of receiving hardship relief made available to obligated parties meeting certain criteria, our Big Spring refinery first became subject to the RFS program in 2013 and the Krotz Springs refinery first became subject to the program in 2014. RINs costs for the Big Spring refinery were $6.7 million and $14.9 million for 2014 and 2013, respectively. RINs costs for the Krotz Springs refinery were $21.4 million for 2014, although we are still considering whether to seek hardship relief from the EPA for 2014. The Big Spring refinery through its wholesale sales is able to blend finished products with renewable fuels, thus generating RINs. Conversely, the Krotz Springs refinery sells substantially all of its finished products which are subject to the RFS program, via the Colonial pipeline, which does not allow us to blend products; and therefore must purchase RINs to satisfy its obligation. The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than the statutory mandates. The EPA submitted a draft final rule for regulatory review by the federal Office of Management and Budget on August 21, 2014. In January 2015, the EPA announced that its goal was to release the final 2014 RFS volume mandates in the Spring of 2015. The price of RINs has been extremely volatile and has increased over the last year. We cannot currently predict the future prices of RINs and, thus, the expenses related to RINs compliance have the potential to be material. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries’ product pool, which could have an adverse effect on our business, results of operations or cash flows.
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
Terrorist attacks, threats of war or actual war may negatively affect our operations, financial condition and results of operations.
Terrorist attacks, threats of war or actual war, as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition and results of operations. Energy-related assets (which could include refineries, terminals and pipelines such as ours) may be at greater risk of terrorist attacks than other possible targets in the United States. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition and results of operations. In addition, any terrorist attack, threats of war or actual war could have an adverse impact on energy prices, including prices for our crude oil and refined products, and could have a material adverse effect on our business, financial condition and results of operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.
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
We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities. Our property insurance policies that cover our refineries and asphalt assets have a $950 million limit. Claims for physical damage at our refineries and asphalt assets are subject to a $10 million deductible. The business interruption insurance policies that cover our Big Spring and Krotz Springs refineries have a $550 million limit and are subject to a 45-day waiting period. At all of our facilities, including the Big Spring and Krotz Springs refineries, we are fully exposed to all losses in excess of the applicable limits and sub-limits, a $10 million deductible due to property damage and for losses due to business interruptions of fewer than 45 days.
We maintain third party liability insurance policies that cover third party claims with a $300 million limit subject to a $5 million deductible. We are fully exposed to third party claims in excess of the applicable limit and sub-limits and a $5 million deductible.
Additionally, we could suffer losses for uninsurable or uninsured risks or insurable events in amounts in excess of our existing insurance coverage or which are not covered by that insurance. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2014, we employed approximately 200 people at our Big Spring refinery, approximately 135 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires on April 1, 2015. Our current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operation and financial condition.
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
We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Our subsidiaries’ ability to make any payments will depend on their earnings, cash flows, the terms of their indebtedness, tax considerations and legal restrictions. Two of our current and former executive officers, Messrs. Morris and Hart, are parties to stockholders’ agreements with Alon Assets and us, pursuant to which we may elect or be required to purchase their shares in connection with put/call rights or rights of first refusal contained in those agreements. The purchase price for the shares is generally determined pursuant to certain formulas set forth in the stockholders’ agreements, the purchase price under certain circumstances involving a termination of, or resignation from, employment would be the fair market value of the shares. For additional information, see Item 12 “Security Ownership of Certain Beneficial Holders and Management and

Related Stockholder Matters.” Additionally, we own 81.6% of the Partnership’s common units and 100% of Alon USA Partners GP, LLC, the general partner of the Partnership. To the extent the Partnership is unable to make distributions to its partners, we may be unable to pay any dividends.
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
We may enter into commodity derivatives contracts intended to mitigate our crack spread risk. We enter into these arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•
accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
The adoption of regulations implementing recent financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.
The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. As these proposed position limit rules are not yet final, the effect of those provisions on us is uncertain at this time. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions to us, and the impact of such provisions on us, is uncertain at this time. The legislation may also require certain counterparties to our commodity derivative contracts to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The final rules will be phased in over time according to a specified schedule which is dependent on finalization of certain other rules to be promulgated by the CFTC and the SEC.
The Dodd-Frank Act and any new regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and any new regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd- Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If the Dodd-Frank Act and any new regulations result in lower commodity prices, our operating income could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties subject to such foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.
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
The following table sets forth the quarterly high and low sales prices of and dividends declared on our common stock for each quarterly period within the two most recently completed fiscal years:

	Sales Prices of our Common Stock		Dividends per Common Share
Quarterly Period	High	Low

2014
Fourth Quarter (1)	$17.17	$11.64	$0.31
Third Quarter (2)	17.31	12.08	0.10
Second Quarter	17.58	12.43	0.06
First Quarter	17.04	12.92	0.06
2013
Fourth Quarter	$16.64	$8.55	$0.06
Third Quarter	14.70	10.12	0.06
Second Quarter (1) (3)	19.05	14.35	0.22
First Quarter	21.24	17.10	0.04
_______________________

(1)
Dividends declared on our common stock during the fourth quarter of 2014 and the second quarter of 2013 include special non-recurring dividends of $0.21 per common share and $0.16 per common share, respectively.

(2)	Beginning in the third quarter of 2014, our board of directors increased the regular quarterly cash dividend from $0.06 per common share to $0.10 per common share.

(3)	Beginning in the second quarter of 2013, our board of directors increased the regular quarterly cash dividend from $0.04 per common share to $0.06 per common share.
On February 5, 2015, our board of directors approved the regular quarterly cash dividend of $0.10 per share on our common stock, payable on March 16, 2015, to holders of record at the close of business on February 26, 2015.
We intend to continue to pay quarterly cash dividends on our common stock at an annual rate of $0.40 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements, the terms of our preferred stock and other factors our board of directors deems relevant.
Holders
As of March 1, 2015, there were 42 common stockholders of record.
Recent Sales of Unregistered Securities
In June 2012, Alon entered into amendments to shareholder agreements among Alon, Jeff Morris and Claire Hart, two of our current executives, and two of our subsidiaries Alon Assets, Inc. (“Alon Assets”) and Alon Operating, Inc. (“Alon Operating”), pursuant to which the non-voting shares of Alon Assets and Alon Operating held by Messrs. Morris and Hart could be exchanged for shares of our common stock in quarterly installments over periods of five and three years, respectively. In November 2012, Alon Assets and Alon Operating were merged, with Alon Assets being the surviving entity.

The following issuances of shares of our common stock occurred during the December 31, 2014 fiscal year pursuant to the agreements described above:

	Exchange Date	Number of Shares Issued
Jeff D. Morris	January 11, 2014	116,347
	April 12, 2014	116,347
	July 11, 2014	116,347
	October 11, 2014	116,347

Claire A. Hart	January 11, 2014	48,475
	April 12, 2014	48,475
	July 11, 2014	48,475
	October 11, 2014	48,475
The issuances of the shares of common stock to Messrs. Morris and Hart reflected above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
The following performance graph compares the cumulative total stockholder return on Alon common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group as selected by management for the cumulative five-year period from December 31, 2009 to December 31, 2014, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The peer group is comprised of HollyFrontier Corporation (NYSE: HFC), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO), Delek US Holdings, Inc. (NYSE:DK), Western Refining, Inc. (NYSE:WNR) and CVR Energy, Inc. (NYSE:CVI). The stock performance shown on the graph below is historical and not necessarily indicative of future price performance.

	12/2009	12/2010	12/2011	12/2012	12/2013	12/2014
Alon	$100.00	$89.67	$132.71	$279.70	$261.75	$207.92
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	146.63	149.85	287.77	410.56	410.39

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected historical consolidated financial data as of and for each of the five years in the period ending December 31, 2014. The selected historical consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The following selected historical consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$6,779,456	$7,046,381	$8,017,741	$7,186,257	$4,030,743
Operating income (loss)	201,572	149,433	269,475	181,521	(160,781)
Net income (loss) available to stockholders	38,457	22,986	79,134	42,507	(122,932)
Earnings (loss) per share, basic	$0.56	$0.33	$1.29	$0.77	$(2.27)
Weighted average shares outstanding, basic	68,985	63,538	57,501	55,431	54,186
Earnings (loss) per share, diluted	$0.55	$0.32	$1.24	$0.69	$(2.27)
Weighted average shares outstanding, diluted	69,373	64,852	63,917	61,401	54,186
Cash dividends per common share	$0.53	$0.38	$0.16	$0.16	$0.16

BALANCE SHEET DATA:
Cash and cash equivalents	$214,961	$224,499	$116,296	$157,066	$71,687
Working capital	126,665	60,863	87,242	99,452	990
Total assets	2,200,874	2,245,140	2,223,574	2,330,382	2,088,521
Total debt	563,687	612,248	587,017	1,050,196	916,305
Total debt less cash and cash equivalents	348,726	387,749	470,721	893,130	844,618
Total equity	673,778	625,404	621,186	395,784	341,767

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

•
termination of our Supply and Offtake Agreements with J. Aron & Company (“J. Aron”), which include all our refineries and most of our asphalt terminals, under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, upon termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined products inventories then owned by J. Aron at then current market prices;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	the effects and cost of compliance with the renewable fuel standards program (“RFS”), including the availability, cost and price volatility of renewable identification numbers (“RINs”);

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	the easing of logistical and infrastructure constraints at Cushing;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in this Annual Report on Form 10-K under the caption “Risk Factors.”
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
Company Overview
We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, Louisiana and California and have a combined crude oil throughput capacity of approximately 217,000 barrels per day (“bpd”). We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwest and Western United States. We are the largest 7-Eleven licensee in the United States and operate 295 convenience stores in Central and West Texas and New Mexico.
Refining and Marketing Segment. Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our refineries have a combined crude oil throughput capacity of approximately 217,000 bpd. We refine crude oil into petroleum products, including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States. Our California refineries did not process crude oil in 2014 and 2013 due to the high cost of crude oil relative to product yield and low asphalt demand.
We own the Big Spring refinery and wholesale marketing operations through Alon USA Partners, LP (the “Partnership”). Our marketing of transportation fuels produced at the Big Spring refinery is focused on West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because our distributors in this region are supplied primarily with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
We supply gasoline and diesel to 644 Alon branded retail sites, including our retail segment convenience stores. In 2014, approximately 58% of the gasoline and 29% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 73 licensed locations that are not under fuel supply agreements.
We market transportation fuel production from our Krotz Springs refinery through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
Asphalt Segment. We own or operate 10 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Mojave and Bakersfield), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest), and a 50% interest in Wright Asphalt Products Company, LLC (“Wright”), which specializes in patented ground tire rubber modified asphalt products. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.
We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. We have an exclusive license to use advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado, and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery, and a ground tire rubber (“GTR”) asphalt manufacturing process with respect to asphalt sold in California.
Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and highway construction/maintenance contractors as GTR, polymer modified or emulsion asphalt. Sales of asphalt are seasonal with the majority of our sales occurring between May and October.

Retail Segment.
Our convenience stores typically offer various grades of gasoline, diesel fuel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
For additional information on each of our operating segments, see Items 1. and 2. “Business and Properties.”
Summary of 2014 Developments

•
We paid cash dividends on common stock totaling $0.53 per share, which included a special non-recurring dividend of $0.21 per share paid in December. We also increased our regular quarterly cash dividend from $0.06 per share to $0.10 per share during the third quarter.

•
We completed the major turnaround at the Big Spring refinery, including the vacuum tower revamp project, which increased crude oil throughput to 73,000 bpd from 70,000 bpd and increased diesel production by 3,000 bpd.

•	We have reduced WTS crude and increased Midland priced WTI crude received at the Big Spring refinery, averaging throughput of 32,429 bpd of WTI for the full year 2014, a 56.6% increase from 2013.

•	We repaid the outstanding balance on the 13.50% Alon Refining Krotz Springs senior secured notes.

•
We entered into a five-year Term Loan Agreement for a principal amount of $25.0 million, maturing in March 2019. Additionally, Alon Retail entered into a new credit agreement that includes a $110.0 million term loan and a $10.0 million revolving credit loan, which will mature in March 2019.

•	We completed the sale of our Willbridge, Oregon facility for $40.0 million.

•	We received a permit to construct a 140,000 bpd rail unloading facility and make modifications to process light crude oil at our Bakersfield refinery.

•	We are planning to create a new logistics master limited partnership utilizing assets that we currently operate.
2014 Operational and Financial Highlights
Operating income for 2014 was $201.6 million, compared to $149.4 million in 2013. Our operational and financial highlights for 2014 include the following:

•	Combined refinery average throughput for 2014 was 136,378 bpd, compared to a combined refinery average throughput of 131,808 bpd in 2013.
During the second quarter of 2014, we completed a major turnaround at the Big Spring refinery, including the vacuum tower revamp project, which increased crude oil throughput to 73,000 bpd from 70,000 bpd and increased diesel production by 3,000 bpd. However, despite the reduced throughput experienced during the second quarter of 39,000 bpd, our Big Spring refinery average throughput was 66,033 bpd for 2014 compared to 67,103 bpd for 2013.
The Krotz Springs refinery average throughput for 2014 was 70,345 bpd compared to 64,705 bpd for 2013. Refinery throughput at the Krotz Springs refinery was lower for 2013 due to the unplanned shut down and repair of the reformer unit for approximately one month.

•
Refinery operating margin at the Big Spring refinery was $16.69 per barrel in 2014, compared to $14.59 per barrel in 2013. This increase was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread.

•
Refinery operating margin at the Krotz Springs refinery was $7.57 per barrel in 2014 compared to $6.16 per barrel for 2013. This increase was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread. In 2014, the Krotz Springs refinery operating margin was negatively impacted by RINs costs of $21.4 million, or $0.83 per barrel of throughput. The Krotz Springs refinery received an exemption from the RFS requirements for 2013 and as a result did not record costs associated with RINs.

•
The average WTI Cushing to WTS spread for 2014 was $6.04 per barrel compared to $3.72 per barrel for 2013. The average WTI Cushing to WTI Midland spread for 2014 was $6.93 per barrel compared to $2.59 per barrel for 2013. The average LLS to WTI Cushing spread for 2014 was $3.85 per barrel compared to $11.06 per barrel for 2013.

•
The average Gulf Coast 3/2/1 crack spread was $14.52 per barrel for 2014 compared to $19.16 per barrel for 2013, which was primarily influenced by a decrease in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for 2014 was $7.30 per barrel compared to $12.41 per barrel for 2013.

•
The average Gulf Coast 2/1/1 high sulfur diesel crack spread for 2014 was $9.76 per barrel compared to $7.89 per barrel for 2013, which was primarily influenced by an increase in the Brent to LLS spread. The average Brent to LLS spread for 2014 was $3.45 per barrel compared to $1.35 per barrel for 2013.

•	Asphalt margins in 2014 were $43.86 per ton compared to $68.67 per ton in 2013. This decrease was primarily due to higher costs of purchased asphalt during 2014.

•	Retail fuel sales volume increased by 2.2% to 192.6 million gallons in 2014 from 188.5 million gallons in 2013.
Major Influences on Results of Operations
Refining and Marketing. Earnings and cash flow from our refining and marketing segment are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. These prices depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, not necessarily fluctuations in those prices, that affect our earnings.
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We calculate this margin for each refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of substantial hedge positions). Each refinery is compared to an industry benchmark that is intended to approximate that refinery’s crude slate and product yield.
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
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints. Although West Texas crudes are typically transported to Cushing and to the Gulf Coast for sale, current logistical and infrastructure constraints are limiting the ability of Permian Basin producers to transport their production to Cushing and to the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crudes at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for both our Big Spring and Krotz Springs refineries. An easing of the current logistical and infrastructure constraints through new pipeline construction or expansion could have an adverse effect on our margins.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, both our Big Spring and Krotz Springs refineries are influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing can favorably influence both the Big Spring and Krotz Springs refineries’ operating margins. Also, the

Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A widening of the spread between Brent and LLS can favorably influence the Krotz Springs refinery operating margins.
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
The nature of our business requires us to maintain crude oil and refined product inventories. Crude oil and refined products are essentially commodities, and we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the LIFO inventory valuation methodology, price fluctuations generally have little effect on our financial results.
Asphalt. Earnings from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the price asphalt is purchased from third parties or the transfer price for asphalt produced at the Big Spring refinery. Asphalt is transferred to our asphalt segment from our refining and marketing segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. A portion of our asphalt sales are made using fixed price contracts for delivery at future dates. Because these contracts are priced using market prices for asphalt at the time of the contract, a change in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, revenues from our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
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
Factors Affecting Comparability
Our financial condition and operating results over the three-year period ended December 31, 2014 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround impact on Crude Oil Throughput
During the year ended December 31, 2014, as part of our planned turnaround at the Big Spring refinery, we revamped the refinery’s vacuum tower, which increased crude oil throughput to 73,000 bpd from 70,000 bpd and increased diesel production by 3,000 bpd. This planned downtime at our Big Spring refinery resulted in reduced refinery throughput during the period.
During the year ended December 31, 2013, the Krotz Springs refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
During the years ended December 31, 2014 and 2013, we did not process crude oil at our California refineries and therefore, no throughput data has been presented for the years ended December 31, 2014 and 2013. The throughput data for the California refineries for the year ended December 31, 2012 reflects approximately eight months of throughput data as the California refineries did not process crude oil during the first quarter of 2012 or December 2012.

Certain Derivative Impacts
Included in cost of sales for the years ended December 31, 2014, 2013 and 2012 are gains (losses) on commodity swaps of $4.7 million, $23.9 million and ($130.1) million, respectively.
Included in other income (loss), net for the year ended December 31, 2012 are losses on heating oil call option crack spread contracts of $7.3 million.
Renewable Fuel Standards
Included in costs of sales for the years ended December 31, 2014 and 2013 are RINs costs of $27.1 million and $14.9 million, respectively. The Big Spring and Krotz Springs refineries first became subject to the RFS program in 2013, and the Krotz Springs refinery received a hardship exemption for 2013, and as a result did not record costs associated with RINs.
Debt Related Transactions
During 2014, we repaid the outstanding balance on the 13.50% Alon Refining Krotz Springs senior secured notes.
Interest expense for the year ended December 31, 2013 includes a charge of $8.5 million for a prepayment premium and write-offs of unamortized original issuance discount and debt issuance costs recognized for prepayment of a portion of the Alon Refining Krotz Springs senior secured notes.
Interest expense for the year ended December 31, 2012 includes a charge of $9.6 million for the write-off of unamortized original issuance discount associated with the repayment of the Alon Brands Term Loan and charges of $27.6 million for the write-offs of unamortized original issuance discount and debt issuance costs associated with the repayment of the Alon USA Energy, Inc. term loan credit facilities.

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
Cost of Sales. Refining and marketing cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs, which include cost associated with our crude oil and product pipelines. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes costs of motor fuels and merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs and associated excise taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization expense, which is presented separately in the consolidated statements of operations.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for years ended December 31, 2014, 2013 and 2012. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$6,779,456	$7,046,381	$8,017,741
Operating costs and expenses:
Cost of sales	6,002,270	6,325,088	7,149,385
Direct operating expenses	281,686	287,752	313,242
Selling, general and administrative expenses (2)	170,139	168,172	161,401
Depreciation and amortization (3)	124,063	125,494	121,929
Total operating costs and expenses	6,578,158	6,906,506	7,745,957
Gain (loss) on disposition of assets	274	9,558	(2,309)
Operating income	201,572	149,433	269,475
Interest expense (4)	(111,143)	(94,694)	(129,572)
Equity earnings of investees	1,678	5,309	7,162
Other income (loss), net (5)	674	218	(6,584)
Income before income tax expense	92,781	60,266	140,481
Income tax expense	22,913	12,151	49,884
Net income	69,868	48,115	90,597
Net income attributable to non-controlling interest	31,411	25,129	11,463
Net income available to stockholders	$38,457	$22,986	$79,134
Earnings per share, basic	$0.56	$0.33	$1.29
Weighted average shares outstanding, basic (in thousands)	68,985	63,538	57,501
Earnings per share, diluted	$0.55	$0.32	$1.24
Weighted average shares outstanding, diluted (in thousands)	69,373	64,852	63,917
Cash dividends per share	$0.53	$0.38	$0.16
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$193,658	$162,233	$387,810
Investing activities	(108,995)	(51,441)	(104,980)
Financing activities	(94,201)	(2,589)	(323,600)
OTHER DATA:
Adjusted EBITDA (6)	$327,713	$270,896	$394,291
Capital expenditures (7)	88,429	68,513	93,901
Capital expenditures for turnarounds and catalysts	62,473	8,617	11,460

	As of December 31,
	2014	2013
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$214,961	$224,499
Working capital	126,665	60,863
Total assets	2,200,874	2,245,140
Total debt	563,687	612,248
Total debt less cash and cash equivalents	348,726	387,749
Total equity	673,778	625,404

(1)	Includes excise taxes on sales by the retail segment of $75,409, $73,597 and $66,563 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $705, $721 and $960 for the years ended December 31, 2014, 2013 and 2012, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $2,399, $2,673 and $2,127 for the years ended December 31, 2014, 2013 and 2012, respectively, which are not allocated to our three operating segments.

(4)
Interest expense for the year ended December 31, 2013 includes charges of $8,467 for a prepayment premium and write-offs of unamortized original issuance discount and debt issuance costs recognized for the prepayment of a portion of the Alon Refining Krotz Springs senior secured notes.

Interest expense for the year ended December 31, 2012 includes a charge of $9,624 for the write-off of unamortized original issuance discount associated with the repayment of the Alon Brands Term Loan and charges of $27,576 for the write-offs of unamortized original issuance discount and debt issuance costs recognized for the repayment of the Alon USA Energy, Inc. term loan credit facilities.

(5)	Other income (loss), net for the year ended December 31, 2012 is substantially the loss on heating oil call option crack spread contracts.

(6)
See “Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income available to stockholders to Adjusted EBITDA for the periods presented.

(7)	Includes corporate capital expenditures of $2,756, $881 and $2,228 for the years ended December 31, 2014, 2013 and 2012, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$5,937,982	$6,090,688	$7,241,935
Operating costs and expenses:
Cost of sales	5,329,605	5,561,825	6,551,483
Direct operating expenses	241,833	244,759	278,725
Selling, general and administrative expenses	56,004	52,846	51,215
Depreciation and amortization	104,676	105,597	103,638
Total operating costs and expenses	5,732,118	5,965,027	6,985,061
Gain (loss) on disposition of assets	(1,255)	7,359	(2,502)
Operating income	$204,609	$133,020	$254,372
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$16.69	$14.59	$23.50
Refinery operating margin – CA Refineries (2)	N/A	N/A	2.36
Refinery operating margin – Krotz Springs (2)	7.57	6.16	8.30
Refinery direct operating expense – Big Spring (3)	4.39	4.53	4.00
Refinery direct operating expense – CA Refineries (3)	N/A	N/A	12.59
Refinery direct operating expense – Krotz Springs (3)	4.12	4.09	3.85
Capital expenditures	$63,148	$40,272	$68,112
Capital expenditures for turnarounds and catalysts	62,473	8,617	11,460
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$14.52	$19.16	$27.43
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$9.76	$7.89	$11.29
WTI Cushing crude oil (per barrel)	$93.10	$97.97	$94.14
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$6.93	$2.59	$2.92
WTI Cushing less WTS	6.04	3.72	4.09
LLS less WTI Cushing	3.85	11.06	16.46
Brent less LLS	3.45	1.35	0.73
Brent less WTI Cushing	7.30	12.41	17.19
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.49	$2.70	$2.82
Gulf Coast ultra-low sulfur diesel	2.71	2.97	3.05
Gulf Coast high sulfur diesel	2.59	2.87	2.99
Natural gas (per MMBtu)	4.26	3.73	2.83

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	Year Ended December 31,
	2014		2013		2012
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	30,323	45.9	43,705	65.1	52,190	75.7
WTI crude	32,429	49.1	20,706	30.9	14,396	20.9
Blendstocks	3,281	5.0	2,692	4.0	2,360	3.4
Total refinery throughput (4)	66,033	100.0	67,103	100.0	68,946	100.0
Refinery production:
Gasoline	32,932	49.7	33,736	50.4	34,637	50.3
Diesel/jet	23,252	35.1	22,404	33.5	22,329	32.5
Asphalt	2,716	4.1	3,640	5.4	4,084	5.9
Petrochemicals	3,756	5.7	4,152	6.2	4,054	5.9
Other	3,565	5.4	3,033	4.5	3,706	5.4
Total refinery production (5)	66,221	100.0	66,965	100.0	68,810	100.0
Refinery utilization (6)		97.2%		94.9%		97.3%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA REFINERIES	Year Ended December 31,
	2014		2013		2012
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Medium sour crude	—	—	—	—	9,071	50.7
Heavy crude	—	—	—	—	8,038	45.0
Blendstocks	—	—	—	—	768	4.3
Total refinery throughput (4)	—	—	—	—	17,877	100.0
Refinery production:
Gasoline	—	—	—	—	3,716	20.8
Diesel/jet	—	—	—	—	6,503	36.4
Asphalt	—	—	—	—	4,580	25.6
Heavy unfinished	—	—	—	—	2,603	14.6
Other	—	—	—	—	462	2.6
Total refinery production (5)	—	—	—	—	17,864	100.0
Refinery utilization (6)		—%		—%		23.6%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	Year Ended December 31,
	2014		2013		2012
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	28,373	40.3	29,580	45.7	20,111	29.6
Gulf Coast sweet crude	39,636	56.4	33,233	51.4	46,924	69.2
Blendstocks	2,336	3.3	1,892	2.9	842	1.2
Total refinery throughput (4)	70,345	100.0	64,705	100.0	67,877	100.0
Refinery production:
Gasoline	32,925	45.9	29,432	44.6	29,081	42.4
Diesel/jet	30,060	41.9	26,508	40.2	28,466	41.4
Heavy Oils	1,146	1.6	1,175	1.8	2,709	3.9
Other	7,579	10.6	8,857	13.4	8,464	12.3
Total refinery production (5)	71,710	100.0	65,972	100.0	68,720	100.0
Refinery utilization (6)		91.9%		85.9%		90.6%

(1)
Net sales include intersegment sales to our asphalt and retail segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial hedge positions) attributable to each refinery by its throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin for the years ended December 31, 2014, 2013 and 2012 excludes gains (losses) on commodity swaps of $4,660, $23,900 and ($116,020), respectively.

(3)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our refineries by the applicable refinery’s total throughput volumes.

(4)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per ton data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$457,412	$612,443	$603,896
Operating costs and expenses:
Cost of sales (1) (2)	431,931	558,263	563,516
Direct operating expenses	39,853	42,993	34,517
Selling, general and administrative expenses	7,874	8,886	4,230
Depreciation and amortization	4,747	6,398	5,866
Total operating costs and expenses	484,405	616,540	608,129
Gain on disposition of assets	1,396	—	505
Operating loss	$(25,597)	$(4,097)	$(3,728)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	516	701	842
Non-blended asphalt sales volume (tons in thousands) (4)	65	88	105
Blended asphalt sales price per ton (3)	$571.18	$573.87	$589.63
Non-blended asphalt sales price per ton (4)	397.91	372.00	372.36
Asphalt margin per ton (5)	43.86	68.67	42.64
Capital expenditures	$5,777	$9,425	$9,420

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of approximately $137,000, $177,000 and $68,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

RETAIL SEGMENT
	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per gallon data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$939,684	$944,193	$907,918
Operating costs and expenses:
Cost of sales (2)	796,356	805,943	770,394
Selling, general and administrative expenses	105,556	105,719	104,996
Depreciation and amortization	12,241	10,826	10,298
Total operating costs and expenses	914,153	922,488	885,688
Gain (loss) on disposition of assets	134	2,199	(312)
Operating income	$25,665	$23,904	$21,918
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	295	297	298
Retail fuel sales (thousands of gallons)	192,582	188,493	170,848
Retail fuel sales (thousands of gallons per site per month) (3)	57	55	50
Retail fuel margin (cents per gallon) (4)	21.6	19.3	20.2
Retail fuel sales price (dollars per gallon) (5)	$3.20	$3.33	$3.47
Merchandise sales	$322,262	$316,432	$315,082
Merchandise sales (per site per month) (3)	$91	$89	$88
Merchandise margin (6)	31.4%	32.1%	32.5%
Capital expenditures	$16,748	$17,935	$14,141

(1)	Includes excise taxes on sales of $75,409, $73,597 and $66,563 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)
At December 31, 2014, we had 295 retail convenience stores of which 283 sold fuel. At December 31, 2013, we had 297 retail convenience stores of which 285 sold fuel. At December 31, 2012, we had 298 retail convenience stores of which 286 sold fuel.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net Sales
Consolidated. Net sales for the year ended December 31, 2014 were $6,779.5 million, compared to $7,046.4 million for the year ended December 31, 2013, a decrease of $266.9 million. This decrease was primarily due to lower refined product prices, partially offset by higher combined refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $5,938.0 million for the year ended December 31, 2014, compared to $6,090.7 million for the year ended December 31, 2013, a decrease of $152.7 million. This decrease was primarily due to lower refined product prices, partially offset by higher combined refinery throughput for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Combined refinery average throughput for the year ended December 31, 2014 was 136,378 bpd, consisting of 66,033 bpd at the Big Spring refinery and 70,345 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 131,808 bpd for the year ended December 31, 2013, consisting of 67,103 bpd at the Big Spring refinery and 64,705 bpd at the Krotz Springs refinery. The lower refinery throughput at the Big Spring refinery was the result of downtime necessary to complete both the planned turnaround and the vacuum tower project during the second quarter of 2014. Refinery throughput at the Krotz Springs refinery was lower for 2013 due to the unplanned shut down and repair of the reformer unit for approximately one month.
Refined product prices decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2014 decreased $0.21, or 7.8%, to $2.49, compared to $2.70 for the year ended December 31, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2014 decreased $0.26, or 8.8%, to $2.71, compared to $2.97 for the year ended December 31, 2013. The average per gallon price for Gulf Coast high sulfur diesel for the year ended December 31, 2014 decreased $0.28, or 9.8%, to $2.59, compared to $2.87 for the year ended December 31, 2013.
Asphalt Segment. Net sales for our asphalt segment were $457.4 million for the year ended December 31, 2014, compared to $612.4 million for the year ended December 31, 2013, a decrease of $155.0 million, or 25.3%. This decrease was primarily due to lower asphalt sales as part of a supply and offtake arrangement of approximately $40.0 million and decreased sales volumes associated with reduced asphalt demand in local markets in which we operate. The asphalt sales volume decreased 26.4% to 581 thousand tons for the year ended December 31, 2014 from 789 thousand tons for the year ended December 31, 2013.
Retail Segment. Net sales for our retail segment were $939.7 million for the year ended December 31, 2014, compared to $944.2 million for the year ended December 31, 2013, a decrease of $4.5 million, or 0.5%. This decrease was primarily due to lower retail fuel sales prices, partially offset by higher retail fuel sales volumes and merchandise sales.
Cost of Sales
Consolidated. Cost of sales for the year ended December 31, 2014 were $6,002.3 million, compared to $6,325.1 million for the year ended December 31, 2013, a decrease of $322.8 million, or 5.1%. This decrease was primarily due to lower crude oil prices, partially offset by higher combined refinery throughput.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $5,329.6 million for the year ended December 31, 2014, compared to $5,561.8 million for the year ended December 31, 2013, a decrease of $232.2 million, or 4.2%. This decrease was primarily due to lower crude oil prices, partially offset by higher combined refinery throughput and higher RINs costs. The average price of WTI Cushing decreased 5.0% to $93.10 per barrel for the year ended December 31, 2014 from $97.97 per barrel for the year ended December 31, 2013. Cost of sales for the year ended December 31, 2014 includes $27.1 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce, compared to RINs costs of $14.9 million for the year ended December 31, 2013.
Asphalt Segment. Cost of sales for our asphalt segment were $431.9 million for the year ended December 31, 2014, compared to $558.3 million for the year ended December 31, 2013, a decrease of $126.4 million, or 22.6%. This decrease was primarily due to decreased sales volumes and lower asphalt purchases as part of a supply and offtake arrangement of approximately $40.0 million, partially offset by higher costs of asphalt purchased during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Retail Segment. Cost of sales for our retail segment were $796.4 million for the year ended December 31, 2014, compared to $805.9 million for the year ended December 31, 2013, a decrease of $9.5 million, or 1.2%. This decrease was primarily due to lower retail fuel prices, partially offset by higher retail fuel sales volumes and merchandise costs.

Direct Operating Expenses
Consolidated. Direct operating expenses were $281.7 million for the year ended December 31, 2014, compared to $287.8 million for the year ended December 31, 2013, a decrease of $6.1 million, or 2.1%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the year ended December 31, 2014 were $241.8 million, compared to $244.8 million for the year ended December 31, 2013, a decrease of $3.0 million, or 1.2%. This decrease was primarily due to lower major maintenance and insurance costs, partially offset by higher natural gas costs during the year ended December 31, 2014.
Asphalt Segment. Direct operating expenses for our asphalt segment for the year ended December 31, 2014 were $39.9 million, compared to $43.0 million for the year ended December 31, 2013, a decrease of $3.1 million, or 7.2%. This decrease was primarily due to reduced insurance costs during the year ended December 31, 2014.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2014 were $170.1 million, compared to $168.2 million for the year ended December 31, 2013, an increase of $1.9 million, or 1.1%. This increase was primarily due to higher employee related costs during the year ended December 31, 2014.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the year ended December 31, 2014 were $56.0 million, compared to $52.8 million for the year ended December 31, 2013, an increase of $3.2 million, or 6.1%. This increase was primarily due to higher employee related costs during the year ended December 31, 2014.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2014 were $7.9 million, compared to $8.9 million for the year ended December 31, 2013, a decrease of $1.0 million, or 11.2%. This decrease was primarily due to lower corporate expense allocated to the asphalt segment, partially offset by higher employee related costs during the year ended December 31, 2014.
Retail Segment. SG&A expenses for our retail segment for the year ended December 31, 2014 were $105.6 million, compared to $105.7 million for the year ended December 31, 2013, a decrease of $0.1 million, or 0.1%.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2014 was $124.1 million, compared to $125.5 million for the year ended December 31, 2013, a decrease of $1.4 million, or 1.1%.
Operating Income
Consolidated. Operating income for the year ended December 31, 2014 was $201.6 million, compared to $149.4 million for the year ended December 31, 2013, an increase of $52.2 million. This increase was primarily due to higher refinery operating margins and lower direct operating expenses during the year ended December 31, 2014.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $204.6 million for the year ended December 31, 2014, compared to $133.0 million for the year ended December 31, 2013, an increase of $71.6 million. This increase was primarily due to higher refinery operating margins and higher combined refinery throughput, partially offset by impacts from derivative transactions during the year ended December 31, 2014. Operating income for the year ended December 31, 2014 includes gains on commodity swaps of $4.7 million, compared to gains on commodity swaps of $23.9 million for the year ended December 31, 2013.
Refinery operating margin at the Big Spring refinery was $16.69 per barrel for the year ended December 31, 2014, compared to $14.59 per barrel for the year ended December 31, 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. The WTI Cushing to WTS spread for the year ended December 31, 2014 was $6.04 per barrel, compared to $3.72 per barrel for the year ended December 31, 2013. The WTI Cushing to WTI Midland spread for the year ended December 31, 2014 was $6.93 per barrel, compared to $2.59 per barrel for the year ended December 31, 2013. The average Gulf Coast 3/2/1 crack spread decreased 24.2% to $14.52 per barrel for the year ended December 31, 2014, compared to $19.16 per barrel for the year ended December 31, 2013, which was primarily influenced by a decrease in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the year ended December 31, 2014 was $7.30 per barrel compared to $12.41 per barrel for the year ended December 31, 2013.
Refinery operating margin at the Krotz Springs refinery was $7.57 per barrel for the year ended December 31, 2014, compared to $6.16 per barrel for the year ended December 31, 2013. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and a widening WTI Cushing to WTI Midland spread, partially offset by a narrowing LLS to WTI Cushing spread and the impact of RINs costs during the year ended December 31, 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2014 was $9.76 per barrel, compared to $7.89 per barrel for the year ended December 31, 2013, which was primarily influenced by an increase in the Brent to LLS spread. The average Brent to LLS spread for the year ended December 31, 2014 was $3.45 per barrel compared to $1.35 per barrel for the year ended December 31, 2013. The LLS to WTI Cushing spread for the year ended December 31, 2014 was $3.85 per barrel, compared to $11.06 per barrel for the year ended December 31, 2013. The Krotz Springs refinery operating margin was impacted by RINs costs of $21.4 million, or $0.83 per barrel of throughput, for the year ended December 31, 2014. The Krotz Springs refinery received an exemption from the RFS requirements for 2013 and as a result did not record costs associated with RINs.
Asphalt Segment. Operating loss for our asphalt segment was $25.6 million for the year ended December 31, 2014, compared to $4.1 million for the year ended December 31, 2013, an increase in loss of $21.5 million. This increase in loss was primarily due to lower asphalt margins and lower asphalt sales volumes associated with reduced asphalt demand in local markets in which we operate. Asphalt margins for the year ended December 31, 2014 were $43.86 per ton, compared to $68.67 per ton for the year ended December 31, 2013.
Retail Segment. Operating income for our retail segment was $25.7 million for the year ended December 31, 2014, compared to $23.9 million for the year ended December 31, 2013, an increase of $1.8 million. This increase was primarily due to higher retail fuel margins, higher retail fuel sales volumes and higher merchandise sales, partially offset by lower merchandise margins.
Interest Expense
Interest expense was $111.1 million for the year ended December 31, 2014, compared to $94.7 million for the year ended December 31, 2013, an increase of $16.4 million, or 17.3%. This increase was primarily due to higher financing costs associated with crude oil purchases under our supply and offtake agreements as a result of a backwardated crude oil market, partially offset by lower interest costs on the reduced balance of our long-term debt obligations during the year ended December 31, 2014. Interest expense for the year ended December 31, 2013 includes a charge of $8.5 million for a prepayment premium and write-offs of unamortized original issuance discount and debt issuance costs recognized for prepayment of a portion of the Alon Refining Krotz Springs senior secured notes.
Income Tax Expense
Income tax expense was $22.9 million for the year ended December 31, 2014, compared to $12.2 million for the year ended December 31, 2013. This increase resulted from our higher pre-tax income for the year ended December 31, 2014 compared to the year ended December 31, 2013, and an increase in the effective tax rate. Our effective tax rate was 24.7% for the year ended December 31, 2014, compared to an effective tax rate of 20.2% for the year ended December 31, 2013. The lower effective tax rate compared to the statutory rate was due to the impact of the non-controlling interest’s share of Partnership income.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $31.4 million for the year ended December 31, 2014, compared to $25.1 million for the year ended December 31, 2013, an increase of $6.3 million.
Net Income Available to Stockholders
Net income available to stockholders was $38.5 million for the year ended December 31, 2014, compared to $23.0 million for the year ended December 31, 2013, an increase of $15.5 million. This increase was attributable to the factors discussed above.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net Sales
Consolidated. Net sales for the year ended December 31, 2013 were $7,046.4 million, compared to $8,017.7 million for the year ended December 31, 2012, a decrease of $971.3 million. This decrease was primarily due to lower refinery throughput and lower refined product prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $6,090.7 million for the year ended December 31, 2013, compared to $7,241.9 million for the year ended December 31, 2012, a decrease of $1,151.2 million. This decrease was primarily due to lower refinery throughput and lower refined product prices for the year ended December 31, 2013.

Combined refinery average throughput for the year ended December 31, 2013 was 131,808 bpd, consisting of 67,103 bpd at the Big Spring refinery and 64,705 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 154,700 bpd for the year ended December 31, 2012, consisting of 68,946 bpd at the Big Spring refinery, 67,877 bpd at the Krotz Springs refinery and 17,877 bpd at the California refineries. The lower throughput for the year ended December 31, 2013 was primarily due to our California refineries not processing crude oil during the year, which had processed crude oil for approximately eight months during 2012. The reduced refinery throughput for the Krotz Springs refinery during 2013 reflects the impact of the unplanned shut down and repair of the reformer unit for approximately one month.
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
Asphalt Segment. Net sales for our asphalt segment were $612.4 million for the year ended December 31, 2013, compared to $603.9 million for the year ended December 31, 2012, an increase of $8.5 million or 1.4%. This increase was primarily due to higher asphalt sales as part of a supply and offtake arrangement of approximately $109.0 million, partially offset by decreased asphalt sales volumes and lower blended asphalt sales prices in 2013. The asphalt sales volume decreased 16.7% to 789 thousand tons for the year ended December 31, 2013 from 947 thousand tons for the year ended December 31, 2012. The average blended asphalt sales price decreased 2.7% to $573.87 per ton for the year ended December 31, 2013 from $589.63 per ton for the year ended December 31, 2012.
Retail Segment. Net sales for our retail segment were $944.2 million for the year ended December 31, 2013, compared to $907.9 million for the year ended December 31, 2012, an increase of $36.3 million or 4.0%. This increase was primarily due to increased retail fuel sales volumes and merchandise sales, partially offset by lower retail fuel sales prices.
Cost of Sales
Consolidated. Cost of sales for the year ended December 31, 2013 were $6,325.1 million, compared to $7,149.4 million for the year ended December 31, 2012, a decrease of $824.3 million, or 11.5%. This decrease was primarily due to lower refinery throughput, partially offset by higher crude oil prices.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $5,561.8 million for the year ended December 31, 2013, compared to $6,551.5 million for the year ended December 31, 2012, a decrease of $989.7 million, or 15.1%. This decrease was primarily due to lower refinery throughput, partially offset by higher crude oil prices. Cost of sales for the year ended December 31, 2013 includes $14.9 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce.
The average price of WTI Cushing increased 4.1% to $97.97 per barrel for the year ended December 31, 2013 from $94.14 per barrel for the year ended December 31, 2012. The average WTI Cushing to WTS spread narrowed to $3.72 per barrel for the year ended December 31, 2013, compared to $4.09 per barrel for the year ended December 31, 2012. The average WTI Cushing to WTI Midland spread narrowed to $2.59 per barrel for the year ended December 31, 2013, compared to $2.92 per barrel for the year ended December 31, 2012. The average LLS to WTI Cushing spread narrowed to $11.06 per barrel for the year ended December 31, 2013, compared to $16.46 per barrel for the year ended December 31, 2012.
Asphalt Segment. Cost of sales for our asphalt segment were $558.3 million for the year ended December 31, 2013, compared to $563.5 million for the year ended December 31, 2012, a decrease of $5.2 million or 0.9%. The decrease was primarily due to lower asphalt sales volumes, partially offset by higher asphalt purchases as part of a supply and offtake arrangement for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Retail Segment. Cost of sales for our retail segment were $805.9 million for the year ended December 31, 2013, compared to $770.4 million for the year ended December 31, 2012, an increase of $35.5 million, or 4.6%. This increase was primarily due to increased retail fuel sales volumes and merchandise costs, partially offset by lower retail fuel prices.
Direct Operating Expenses
Consolidated. Direct operating expenses were $287.8 million for the year ended December 31, 2013, compared to $313.2 million for the year ended December 31, 2012, a decrease of $25.4 million, or 8.1%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the year ended December 31, 2013 were $244.8 million, compared to $278.7 million for the year ended December 31, 2012, a decrease of $33.9 million, or 12.2%. This decrease was primarily due to the California refineries not processing crude oil during 2013, partially offset by higher natural gas costs.

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
Operating Income
Consolidated. Operating income for the year ended December 31, 2013 was $149.4 million, compared to $269.5 million for the year ended December 31, 2012, a decrease of $120.1 million. This decrease was primarily due to lower refinery operating margins and lower refinery throughput, partially offset by lower direct operating expenses and favorable impacts from derivative transactions during the year ended December 31, 2013.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $133.0 million for the year ended December 31, 2013, compared to $254.4 million for the year ended December 31, 2012, a decrease of $121.4 million. This decrease was primarily due to lower refinery operating margins and lower refinery throughput, partially offset by lower direct operating expenses and gains on commodity swaps during the year ended December 31, 2013 of $23.9 million, compared to losses on commodity swaps of $130.1 million during the year ended December 31, 2012.
Refinery operating margin at the Big Spring refinery was $14.59 per barrel for the year ended December 31, 2013, compared to $23.50 per barrel for the year ended December 31, 2012. This decrease was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread. The average Gulf Coast 3/2/1 crack spread decreased 30.1% to $19.16 per barrel for the year ended December 31, 2013, compared to $27.43 per barrel for the year ended December 31, 2012, which was primarily influenced by a decrease in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the year ended December 31, 2013 was $12.41 per barrel compared to $17.19 per barrel for the year ended December 31, 2012. Operating income and refinery operating margin at the Big Spring refinery for the year ended December 31, 2013 were also impacted by $14.9 million of costs for the purchase of RINs needed to satisfy our obligation to blend biofuels into the products we produce, which we were not subject to in 2012.
Refinery operating margin at the Krotz Springs refinery was $6.16 per barrel for the year ended December 31, 2013, compared to $8.30 per barrel for the year ended December 31, 2012. This decrease was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread and a narrowing of both the LLS to WTI Cushing spread and the WTI Cushing to WTI Midland spread during the year ended December 31, 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2013 was $7.89 per barrel, compared to $11.29 per barrel for the year ended December 31, 2012.
Asphalt Segment. Operating loss for our asphalt segment was $4.1 million for the year ended December 31, 2013, compared to $3.7 million for the year ended December 31, 2012, an increase in loss of $0.4 million, or 10.8%. This increase in loss was primarily due to higher direct operating costs and SG&A expenses, partially offset by increased asphalt margins. Asphalt margins for the year ended December 31, 2013 were $68.67 per ton compared to $42.64 per ton for the year ended December 31, 2012.

Retail Segment. Operating income for our retail segment was $23.9 million for the year ended December 31, 2013, compared to $21.9 million for the year ended December 31, 2012, an increase of $2.0 million. This increase was primarily due to higher retail fuel sales volumes and higher merchandise sales, partially offset by lower retail fuel margins and merchandise margins.
Interest Expense
Interest expense was $94.7 million for the year ended December 31, 2013, compared to $129.6 million for the year ended December 31, 2012, a decrease of $34.9 million, or 26.9%. This decrease was primarily due to lower costs included in interest expense related to prepayments of our long-term debt obligations during the year ended December 31, 2013 compared to the year ended December 31, 2012. Interest expense for the year ended December 31, 2013 includes charges of $8.5 million for a prepayment premium and write-offs of unamortized original issuance discount and debt issuance costs recognized for prepayment of a portion of the Alon Refining Krotz Springs senior secured notes. Interest expense for the year ended December 31, 2012, includes a charge of $9.6 million for the write-off of unamortized original issuance discount associated with our repayment of the Alon Brands Term Loan and charges of $27.6 million for the write-offs of unamortized original issuance discount and debt issuance costs associated with the repayment of the Alon USA Energy, Inc. term loan credit facilities.
Income Tax Expense
Income tax expense was $12.2 million for the year ended December 31, 2013, compared to $49.9 million for the year ended December 31, 2012. This decrease was the result of lower pre-tax income for the year ended December 31, 2013, compared to the year ended December 31, 2012, and a decrease in the effective tax rate. Our effective tax rate was 20.2% for the year ended December 31, 2013, compared to an effective tax rate of 35.5% for the year ended December 31, 2012. The lower effective tax rate was due to the impact of the non-controlling interest’s share of Partnership income.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc. Net income attributable to non-controlling interest was $25.1 million for the year ended December 31, 2013, compared to $11.5 million for the year ended December 31, 2012, an increase of $13.6 million. This increase was due to the impact of the non-controlling interest’s share of Partnership income as a result of the Partnership’s initial public offering in November 2012.
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
As of December 31, 2014, our total cash and cash equivalents were $215.0 million and we had total debt of $563.7 million.

Cash Flows
The following table sets forth our consolidated cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$193,658	$162,233	$387,810
Investing activities	(108,995)	(51,441)	(104,980)
Financing activities	(94,201)	(2,589)	(323,600)
Net increase (decrease) in cash and cash equivalents	$(9,538)	$108,203	$(40,770)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2014 was $193.7 million, compared to $162.2 million for the year ended December 31, 2013. The increase in cash provided by operating activities of $31.5 million was primarily due to higher net income after adjusting for non-cash items of $28.8 million, increased cash collected on accounts receivable of $119.1 million and a reduction in non-current liabilities of $47.0 million, partially offset by increased cash used for inventories of $50.2 million, increased cash used for other non-current assets of $33.5 million, increased cash used for accounts payable and accrued liabilities of $63.7 million and increased cash used for prepaid expenses and other current assets of $16.1 million.
Net cash provided by operating activities for the year ended December 31, 2013 was $162.2 million, compared to $387.8 million for the year ended December 31, 2012. The reduction in cash provided by operating activities of $225.6 million was primarily due to lower net income after adjusting for non-cash items of $152.2 million, lower cash on a reduction of other non-current liabilities of $116.3 million and lower cash collected on accounts receivable of $65.7 million, partially offset by lower cash used on reduction of inventories of $91.8 million and lower cash used for prepaid expenses and other current assets of $19.4 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $109.0 million for the year ended December 31, 2014, compared to $51.4 million for the year ended December 31, 2013. The increase in cash used in investing activities of $57.6 million was primarily due to an increase in capital expenditures and capital expenditures for turnarounds and catalysts of $73.8 million, partially offset by increased cash proceeds from the disposition of assets of $13.9 million. The increase in capital expenditures and capital expenditures from turnarounds and catalysts is related to the completion of the planned turnaround, including the vacuum tower revamp project, at our Big Spring refinery during the second quarter of 2014.
Net cash used in investing activities was $51.4 million for the year ended December 31, 2013, compared to $105.0 million for the year ended December 31, 2012. The decrease in cash used in investing activities of $53.6 million was primarily due to a decrease in capital expenditures of $25.4 million and an increase in proceeds from the sale of assets of $26.7 million during the year ended December 31, 2013 compared to 2012.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $94.2 million for the year ended December 31, 2014, compared to $2.6 million for the year ended December 31, 2013. The increase in cash used in financing activities of $91.6 million was primarily due to increased net payments on debt related transactions of $89.5 million and increased payments to shareholders and non-controlling interests of $4.1 million.
Net cash used in financing activities was $2.6 million for the year ended December 31, 2013, compared to $323.6 million for the year ended December 31, 2012. The decrease in cash used in financing activities of $321.0 million was primarily due to reduced payments on debt, net, of $513.5 million, partially offset by changes in Partnership related transactions of $199.5 million, comprised of payments for Partnership distributions of $31.7 million during the year ended December 31, 2013, compared to proceeds received from the Partnership’s initial public offering, net of fees, of $167.8 million during the year ended December 31, 2012.
Cash and Cash Equivalents
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Indebtedness
Alon USA Energy, Inc.
Convertible Senior Notes. In September 2013, we completed an offering of 3.00% unsecured convertible senior notes (the “Convertible Notes”) in the aggregate principal amount of $150.0 million, which mature in September 2018. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. The Convertible Notes are not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes cannot require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the indenture. The Convertible Notes do not contain any maintenance financial covenants.
The holders of the Convertible Notes may convert at any time after June 15, 2018 if our common stock is above the conversion price. Prior to June 15, 2018 and after December 31, 2013, holders may convert if our common stock is 130% above the conversion price, as defined in the indenture. The Convertible Notes may be converted into shares of our common stock, into cash, or into a combination of cash and shares of common stock, at our election. Our current intent is to settle conversions of each $1 (in thousands) principal amount of the Convertible Notes through cash payments, with any excess of this amount to be settled by a combination of cash and shares of our common stock.
The Convertible Notes had an initial conversion rate of 67.627 shares of our common stock per each $1 (in thousands) principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $14.79 per share, which represents a conversion premium of 32.5% on our last reported common stock price of $11.16 per share on the date of the Convertible Notes offering. The conversion rate is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2014, the conversion rate was adjusted to 68.910 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a per share conversion price of approximately $14.51, to reflect cash dividend adjustments. As of December 31, 2014, there have been no conversions of the Convertible Notes.
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
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, we also entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). We paid an aggregate amount of $28.5 million to the Hedge Counterparties for the Purchased Options. As of December 31, 2014, the Purchased Options, with a strike price of $14.51 per share of our common stock, cover 10,144,050 shares of our common stock, subject to customary anti-dilution adjustments, that initially underlie the Convertible Notes sold in the offering. The Purchased Options will expire in September 2018.
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
Warrant Transactions
In connection with the Convertible Notes offering, we also entered into warrant transactions (the “Warrants”), whereby we sold to the Hedge Counterparties warrants in an aggregate amount of $13.2 million to acquire, subject to customary anti-dilution adjustments, up to 10,144,050 shares of our common stock at a strike price of approximately $19.71 per share of our common stock as of December 31, 2014. The Warrants will be settled on a net-share basis and will expire in April 2019.
The Warrants are separate transactions and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Warrants.
Letter of Credit Facility. In December 2013, Alon entered into a Letter of Credit Facility (the “Alon Energy Letter of Credit Facility”). The Alon Energy Letter of Credit Facility is for the issuance of standby letters of credit in an amount not to exceed $60.0 million. We are required to pledge $100.0 million of the Partnership’s common units as collateral for the Alon Energy Letter of Credit Facility. Additionally, Alon Assets, Inc. (“Alon Assets”) was named as a guarantor, guaranteeing all of our obligations under the Alon Energy Letter of Credit Facility in the event of default. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2014 and 2013, we had outstanding letters of credit under this facility of $54.2 million and $56.8 million, respectively.
Alon Energy Term Loan. In March 2014, we entered into a five-year Term Loan Agreement (“Alon Energy Term Loan”) for a principal amount of $25.0 million, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 2,200,000 of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants including maintenance financial covenants.
Proceeds from the Alon Energy Term Loan were used to purchase equipment for a capital project at our Big Spring refinery.
At December 31, 2014, the Alon Energy Term Loan had an outstanding balance of $22.0 million.
Alon USA Partners, LP
Partnership Term Loan Credit Facility. In connection with the Offering, the Partnership was assigned $250.0 million of the aggregate principal balance of the Alon USA Term Loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018.
The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum for a per annum rate of 9.25%, based on current Eurodollar market rates at December 31, 2014.
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
At December 31, 2014 and 2013, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $242.4 million and $244.3 million, respectively.
Revolving Credit Facility. We have a $240.0 million revolving credit facility (the “Alon USA, LP Credit Facility”) that will mature in March 2016. The Alon USA, LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Alon USA, LP Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Alon USA, LP Credit Facility is secured by a first lien on the Partnership’s cash, accounts receivables, inventories and related assets and a second lien on the Partnership’s fixed assets and other specified property.
The Alon USA, LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $60.0 million and $100.0 million were outstanding under the Alon USA, LP Credit Facility at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, outstanding letters of credit under the Alon USA, LP Credit Facility were $23.5 million and $109.8 million, respectively.
Retail
Term Credit Agreement. Southwest Convenience Stores, LLC and Skinny’s LLC, (“Alon Retail”) were party to a credit agreement (the “Credit Agreement”) with a maturity in December 2015. At December 31, 2013, the outstanding balance under the Credit Agreement was $72.7 million. In March 2014, Alon Retail entered into a new credit agreement (“Alon Retail Credit Agreement”) and repaid in full its obligations under the Credit Agreement.
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
Proceeds from the Alon Retail Credit Agreement were used to fully repay the remaining obligations under the Credit Agreement and pay a dividend distribution of $40.0 million to Alon Brands, Inc., our wholly-owned subsidiary, while the remainder was used for general corporate purposes.
At December 31, 2014, the Alon Retail Credit Agreement had an outstanding balance of $112.7 million, consisting of a term loan balance of $102.7 million and a revolving credit loan balance of $10.0 million.
Financial Covenants. We have certain credit facilities with maintenance financial covenants. At December 31, 2014, we were in compliance with these covenants.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure budget, including expenditures for turnarounds and catalysts, for 2015 is $121.8 million, which includes approximately $16.7 million of special regulatory projects.
The following table summarizes our expected capital expenditures for 2015 by operating segment (dollars in thousands):

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Sustaining maintenance, regulatory and turnarounds and catalysts	$99,164	$—	$—	$—	$99,164
Sustaining maintenance	—	4,750	12,585	5,344	22,679
Total	99,164	4,750	12,585	5,344	121,843
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
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of December 31, 2014 is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Long-term debt obligations	$15,089	$90,147	$458,451	$—	$563,687
Operating lease obligations	28,263	51,412	26,242	43,426	149,343
Pipelines and terminals agreements (1)	38,069	67,077	84,764	50,247	240,157
Other commitments (2)	3,741	7,482	7,482	8,417	27,122
Total obligations	$85,162	$216,118	$576,939	$102,090	$980,309
_____________________

(1)
Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with Holly Energy Partners, LP, as well as our minimum requirements with Sunoco Pipeline, LP.

(2)	Other commitments include refinery maintenance services costs.

As of December 31, 2014, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. See Note 2 - Basis of Presentation and Certain Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for descriptions of our significant accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and requires management’s most difficult, subjective and complex judgments.
LIFO Inventory Valuation. Crude oil, refined products, blendstocks and asphalt (including crude oil consignment inventory) are priced at the lower of cost or market. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods.
Pension and Other Postretirement Benefits. Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates.
We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect our periodic financial statements and funding patterns over time. We record an asset for our plans’ overfunded status or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans’ assets and its projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. For example, a 0.25 percent change in the assumptions related to the expected return on plan assets and discount rate for the funded qualified employee retirement plan would have the following effects on the projected benefit obligation as of December 31, 2014 and net periodic benefit cost for the year ending December 31, 2015 (in thousands):

0.25-Percentage Point Change
Expected rate of return:
Effect on net periodic pension expense	$205
Discount rate:
Effect on net periodic pension expense	517
Effect on projected benefit obligation	5,721
Environmental and Other Loss Contingencies. We expense or capitalize environmental expenditures depending on their future economic benefit. We expense expenditures that relate to an existing condition caused by past operations and that have no future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. These estimates are based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations. We do not discount environmental liabilities to their present value unless payments are fixed or reliably determinable. At December 31, 2014, for those payments we considered fixed or reliably determinable, payments were discounted at a 2.32% rate. We record environmental liabilities without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations. Substantially all amounts accrued are expected to be paid out over the next 15 years. The amount of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
Turnarounds and Catalysts Costs. Our refinery units require regular major maintenance and repairs that are commonly referred to as “turnarounds.” Catalysts used in certain refinery process units are typically replaced in conjunction with planned turnarounds. The required frequency of the maintenance varies by unit and by catalyst but generally is every three to five years. In order to minimize downtime during turnarounds, we often utilize contract labor as well as our maintenance personnel on a continuous 24 hour basis. Whenever possible, turnarounds are scheduled so that some units continue to operate while others are down for maintenance. We record the turnarounds and catalysts costs as deferred charges and amortize the deferred costs on a straight-line basis over the period of time estimated until the next turnaround occurs.
Impairment of Long-Lived Assets. Our long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss should be recorded if the carrying amount of the asset exceeds its fair value.
In order to test our long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates that could significantly impact the estimated fair value of the asset being tested for impairment.
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
At December 31, 2014, we had three reporting units with goodwill; California refining, California asphalt, and Retail operations. We compared the carrying values of the assets and liabilities of the three reporting units to their fair values. The fair values of our reporting units in 2014 that contain goodwill were determined based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues, expenses and capital expenditures. Each reporting unit was evaluated separately. Cash flows were discounted at rates that approximate a market participants’ weighted average cost of capital; 12.1% for both California refining and California asphalt and 8.8% for Retail operations. We also compared these fair values to market earnings multiples over the internal forecasts of revenues and expenses. We believe this approach is an appropriate valuation technique for the purposes of our impairment testing. As of December 31, 2014, we concluded from our valuations that the fair value of each reporting unit substantially exceeded its carrying value and therefore none of our goodwill was impaired.
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
A significant portion of the fair value of our California refining reporting unit is dependent on cash flows expected to be derived from future operations of assets and projects currently not producing income. Changes to our estimated timetable for these projects could impact the conclusion of future goodwill impairment tests. If these projects do not materialize, approximately $39.0 million in goodwill is reasonably likely to be impaired.

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
The following table reconciles net income available to stockholders to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net income available to stockholders	$38,457	$22,986	$79,134
Net income attributable to non-controlling interest	31,411	25,129	11,463
Income tax expense	22,913	12,151	49,884
Interest expense	111,143	94,694	129,572
Depreciation and amortization	124,063	125,494	121,929
(Gain) loss on disposition of assets	(274)	(9,558)	2,309
Adjusted EBITDA	$327,713	$270,896	$394,291
Adjusted EBITDA for the year ended December 31, 2014 does not exclude unrealized gains on commodity swaps of $3,778. Adjusted EBITDA for the year ended December 31, 2014 excluding the impact of this item would be $323,935.
Adjusted EBITDA for the year ended December 31, 2012 does not exclude unrealized losses on commodity swaps of $31,936 and losses on heating oil call option crack spread contracts of $7,297. Adjusted EBITDA for the year ended December 31, 2012 excluding the impact of these items would be $433,524.

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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2014, we held 1.6 million barrels of crude oil, refined product and asphalt inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $8.3 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $1.6 million.
All commodity derivative contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section or accumulated other comprehensive income in our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.

The following table provides information about our derivative commodity instruments as of December 31, 2014:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	543,339	$59.67	$—	$32,421	$29,259	$(3,162)
Forwards-short (Crude)	(150,108)	—	71.29	(10,701)	(10,744)	(43)
Forwards-long (Gasoline)	246,213	65.08	—	16,023	14,598	(1,425)
Forwards-short (Gasoline)	(48,000)	—	48.67	(2,336)	(2,550)	(214)
Forwards-long (Distillate)	283,500	76.07	—	21,567	21,463	(104)
Forwards-short (Distillate)	(104,935)	—	71.71	(7,525)	(7,817)	(292)
Forwards-long (Jet)	72,105	75.83	—	5,468	5,040	(428)
Forwards-short (Jet)	(77,072)	—	67.29	(5,186)	(5,320)	(134)
Forwards-short (Slurry)	(17,193)	—	43.64	(750)	(645)	105
Forwards-long (Catfeed)	159,989	64.98	—	10,396	9,821	(575)
Forwards-short (Catfeed)	(30,448)	—	64.98	(1,978)	(2,067)	(89)
Forwards-long (Slop)	5,088	49.29	—	251	223	(28)
Forwards-short (Slop)	(32,791)	—	52.13	(1,709)	(1,635)	74
Forwards-short (Propane)	(30,922)	—	22.42	(693)	(611)	82
Forwards-long (Asphalt)	14,097	84.34	—	1,189	1,069	(120)
Forwards-short (Asphalt)	(22,739)	—	13.43	(305)	(226)	79
Futures-long (Crude)	155,000	59.61	—	9,239	8,324	(915)
Futures-short (Crude)	(362,000)	—	64.88	(23,486)	(19,284)	4,202
Futures-long (Gasoline)	24,000	69.56	—	1,669	1,484	(185)
Futures-short (Gasoline)	(356,000)	—	68.17	(24,268)	(22,011)	2,257
Futures-long (Distillate)	25,000	101.42	—	2,536	1,926	(610)
Futures-short (Distillate)	(237,000)	—	82.04	(19,444)	(18,252)	1,192

Description of Activity	Contract Volume (in barrels)	Wtd Avg Contract Spread	Wtd Avg Market Price	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Futures-swaps (Jet-LLS)	(3,600,000)	$22.58	$15.82	$(81,270)	$(56,961)	$24,309
Futures-swaps (LLS-WTI)	6,210,000	3.18	2.35	22,369	15,904	(6,465)
Futures-swaps (Brent-WTI)	(5,850,000)	10.50	5.79	(61,555)	(36,659)	24,896
Interest Rate Risk
As of December 31, 2014, $439.7 million, excluding discounts, of our outstanding debt was subject to floating interest rates, of which $60.0 million was charged interest at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%, and $245.0 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of December 31, 2014, we had three interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately 75% of the outstanding principal of the term loan within the Alon Retail Credit Agreement. As of December 31, 2014, the outstanding balance of the term loan was $102.7 million and the interest rate swaps had an average fixed interest rate of 0.25%.
An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates and the interest rate swap contracts, would result in an increase to our interest expense of approximately $1.0 million per year.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Management believes that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. We are transitioning our assessment of our internal control effectiveness over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. We expect to complete this transition during 2015.
The independent registered public accounting firm of KPMG LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting, included with the Consolidated Financial Statements as an annex of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information concerning our directors set forth under “Corporate Governance Matters — The Board of Directors” in the proxy statement for our 2015 annual meeting of stockholders (the “Proxy Statement”) is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Business and Properties — Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
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

10.14
Second Amended and Restated Credit Agreement, dated as of March 14, 2014, among Southwest Convenience Stores, LLC, Skinny’s, LLC, as the Borrowers, Alon Brands, Inc., as a Guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, LC Issuer, Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 26, 2014, SEC File No. 001-32567).

10.15
Credit and Guaranty Agreement, dated as of November 13, 2012, among Alon USA Energy, Inc., Alon USA Partners, LP, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.16
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

10.17
Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.18
Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.19*
Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.20*
Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.21*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.22*
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2011, SEC File No. 001-32567).

10.23*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.24*
Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.25*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.26*
Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.27*
Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.28*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.29*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.30*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.31*
Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC (incorporated by reference to Exhibit 10.47 to Form 10-K, filed by the Company on March 14, 2013 SEC File No. 001-32567).

10.32*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.33*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.34*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.35*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.36*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.37*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.38*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.39*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.40*
Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.41
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

10.44
Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.45
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

10.47
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

10.49*
Amendment to Shareholder Agreements among the Company, Alon Assets, Inc., Alon Operating, Inc., Claire Hart and Claire Hart/IRA, dated June 20, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.50
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

10.56
Amendment to Shareholder Agreements – Option Shares, between Alon Assets, Inc., Alon Operating, Inc., Alon USA Energy, Inc. and Joseph A. Concienne, dated October 3, 2011 (incorporated by reference to Exhibit 10.68 to Form 10-K Filed by the Company on March13, 2012, SEC File No. 001-32567).

10.57*
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.58*
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

10.60*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.61*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.62*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.63*
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

10.65*	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).
10.66
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.67
Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.68
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

10.70
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.71
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

10.74
Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.88 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.75†
First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.76
Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.76 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

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

10.79†
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.80
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 26, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.80 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.81†
Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 26, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2013, SEC File No. 001-32567).

10.82
Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.82 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.83†
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J.Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 11, 2011, SEC File No. 001-32567).

10.84
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP, and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.84 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.85†
Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 10, 2013, SEC File No. 001-32567).

10.86†
Supply and Offtake Agreement by and between J. Aron & Company and Alon Supply, Inc., dated May 30, 2012 (incorporated by reference to Exhibit 10.86 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.87
Amendment, dated as of July 20, 2012, to the Supply and Offtake Agreement, dated May 30, 2012, by and between Alon Supply, Inc., and J. Aron and Company (incorporated by reference to Exhibit 10.87 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

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
100
The following financial information from Alon USA Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statement of Stockholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to Financial Statements.

___________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 13, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 13, 2015

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$214,961	$224,499
Accounts and other receivables, net	153,859	200,398
Income tax receivable	9,196	16,053
Inventories	122,803	128,770
Deferred income tax asset	11,228	13,045
Prepaid expenses and other current assets	26,315	18,629
Total current assets	538,362	601,394
Equity method investments	25,376	26,251
Property, plant and equipment, net	1,372,344	1,429,342
Goodwill	101,913	105,943
Other assets, net	162,879	82,210
Total assets	$2,200,874	$2,245,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$292,217	$336,499
Accrued liabilities	104,391	120,858
Current portion of long-term debt	15,089	83,174
Total current liabilities	411,697	540,531
Other non-current liabilities	182,659	189,474
Long-term debt	548,598	529,074
Deferred income tax liability	384,142	360,657
Total liabilities	1,527,096	1,619,736
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 68,180 shares issued and outstanding at December 31, 2014 and 2013	682	682
Common stock, par value $0.01, 150,000,000 shares authorized; 69,606,944 and 68,641,428 shares issued and outstanding at December 31, 2014 and 2013, respectively	696	686
Additional paid-in capital	517,127	509,170
Accumulated other comprehensive loss, net of tax	(8,458)	(37,515)
Retained earnings	126,851	124,936
Total stockholders’ equity	636,898	597,959
Non-controlling interest in subsidiaries	36,880	27,445
Total equity	673,778	625,404
Total liabilities and equity	$2,200,874	$2,245,140

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales (1)	$6,779,456	$7,046,381	$8,017,741
Operating costs and expenses:
Cost of sales	6,002,270	6,325,088	7,149,385
Direct operating expenses	281,686	287,752	313,242
Selling, general and administrative expenses	170,139	168,172	161,401
Depreciation and amortization	124,063	125,494	121,929
Total operating costs and expenses	6,578,158	6,906,506	7,745,957
Gain (loss) on disposition of assets	274	9,558	(2,309)
Operating income	201,572	149,433	269,475
Interest expense	(111,143)	(94,694)	(129,572)
Equity earnings of investees	1,678	5,309	7,162
Other income (loss), net	674	218	(6,584)
Income before income tax expense	92,781	60,266	140,481
Income tax expense	22,913	12,151	49,884
Net income	69,868	48,115	90,597
Net income attributable to non-controlling interest	31,411	25,129	11,463
Net income available to stockholders	$38,457	$22,986	$79,134
Earnings per share, basic	$0.56	$0.33	$1.29
Weighted average shares outstanding, basic (in thousands)	68,985	63,538	57,501
Earnings per share, diluted	$0.55	$0.32	$1.24
Weighted average shares outstanding, diluted (in thousands)	69,373	64,852	63,917
Cash dividends per share	$0.53	$0.38	$0.16
___________________________________

(1)	Includes excise taxes on sales by the retail segment of $75,409, $73,597 and $66,563 for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$69,868	$48,115	$90,597
Other comprehensive income (loss):
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	(16,498)	15,610	(15,183)
Curtailment	—	126	—
(Gain) loss reclassified to earnings
Amortization of net actuarial loss (1)	3,466	4,071	2,633
Amortization of prior service credit (1)	(364)	(51)	(51)
Net gain (loss), before tax	(13,396)	19,756	(12,601)
Income tax expense (benefit)	(4,559)	7,224	(4,602)
Net gain (loss), net of tax	(8,837)	12,532	(7,999)
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	(1,292)	—	132
Loss reclassified to earnings - interest expense	54	—	4,065
Net gain (loss), before tax	(1,238)	—	4,197
Income tax expense (benefit)	(458)	—	1,469
Net gain (loss), net of tax	(780)	—	2,728
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	50,288	(9,475)	(74,583)
(Gain) loss reclassified to earnings - cost of sales	—	(22,021)	76,097
Amortization of unrealized loss on de-designated cash flow hedges - cost of sales	15,572	—	—
Net gain (loss), before tax	65,860	(31,496)	1,514
Income tax expense (benefit)	24,358	(11,644)	546
Net gain (loss), net of tax	41,502	(19,852)	968
Total other comprehensive income (loss), net of tax	31,885	(7,320)	(4,303)
Comprehensive income	101,753	40,795	86,294
Comprehensive income attributable to non-controlling interest	34,239	24,877	11,124
Comprehensive income attributable to stockholders	$67,514	$15,918	$75,170
_________________

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost, as further discussed in Note 14. Net periodic benefit cost is reflected in direct operating expenses and selling, general and administrative expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$40,000	$561	$318,659	$(26,483)	$63,273	$396,010	$(226)	$395,784
Stock compensation expense	—	4	4,629	—	—	4,633	(503)	4,130
Dividends	—	—	—	—	(9,196)	(9,196)	(524)	(9,720)
Dividends of common stock on preferred stock	—	7	4,127	—	(4,892)	(758)	—	(758)
Preferred stock issuance	30,000	—	9,270	—	—	39,270	—	39,270
Stock issuance costs	—	—	(10)	—	—	(10)	—	(10)
Warrants retired	—	—	(10,988)	—	—	(10,988)	—	(10,988)
Preferred stock conversion	(27,800)	41	27,759	—	—	—	—	—
Alon USA Partners, LP initial public offering	—	—	90,576	—	—	90,576	26,608	117,184
Net income	—	—	—	—	79,134	79,134	11,463	90,597
Other comprehensive loss, net of tax	—	—	—	(3,964)	—	(3,964)	(339)	(4,303)
Balance at December 31, 2012	42,200	613	444,022	(30,447)	128,319	584,707	36,479	621,186
Stock compensation expense	—	9	8,285	—	—	8,294	(1,279)	7,015
Dividends	—	—	—	—	(24,081)	(24,081)	(886)	(24,967)
Dividends of common stock on preferred stock	—	—	1,984	—	(2,288)	(304)	—	(304)
Stock issuance costs	—	—	(1,012)	—	—	(1,012)	—	(1,012)
Equity component related to issuance of convertible notes, net of tax of $11,171	—	—	19,194	—	—	19,194	—	19,194
Convertible note hedge transactions, net of tax of $10,468	—	—	(17,987)	—	—	(17,987)	—	(17,987)
Warrant transactions	—	—	13,230	—	—	13,230	—	13,230
Preferred stock conversion	(41,518)	64	41,454	—	—	—	—	—
Distributions to non-controlling interest in the Partnership	—	—	—	—	—	—	(31,746)	(31,746)
Net income	—	—	—	—	22,986	22,986	25,129	48,115
Other comprehensive loss, net of tax	—	—	—	(7,068)	—	(7,068)	(252)	(7,320)
Balance at December 31, 2013	682	686	509,170	(37,515)	124,936	597,959	27,445	625,404
Stock compensation expense	—	9	7,915	—	—	7,924	(428)	7,496
Dividends	—	—	—	—	(36,483)	(36,483)	(1,134)	(37,617)
Preferred stock conversion	—	1	42	—	(59)	(16)	—	(16)
Distributions to non-controlling interest in the Partnership	—	—	—	—	—	—	(23,242)	(23,242)
Net income	—	—	—	—	38,457	38,457	31,411	69,868
Other comprehensive income, net of tax	—	—	—	29,057	—	29,057	2,828	31,885
Balance at December 31, 2014	$682	$696	$517,127	$(8,458)	$126,851	$636,898	$36,880	$673,778

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$69,868	$48,115	$90,597
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124,063	125,494	121,929
Stock compensation	7,496	7,015	4,130
Deferred income taxes	5,961	8,278	42,022
Equity earnings of investees, net of dividends	—	(3,266)	(1,240)
Amortization of debt issuance costs	3,759	4,496	6,296
Amortization of original issuance discount	6,306	4,300	2,570
Write-off of unamortized debt issuance costs	558	1,871	8,826
Write-off of unamortized original issuance discount	391	1,871	28,374
(Gain) loss on disposition of assets	(274)	(9,558)	2,309
Unrealized (gain) loss on commodity swaps	(3,778)	(3,085)	31,936
Changes in operating assets and liabilities:
Accounts and other receivables, net	77,658	(19,053)	28,624
Income tax receivable	6,857	(15,547)	2,516
Inventories	4,983	55,149	(36,647)
Prepaid expenses and other current assets	(7,686)	8,410	(10,946)
Other assets, net	(27,506)	6,042	(9,260)
Accounts payable	(68,482)	1,726	10,977
Accrued liabilities	3,733	(2,794)	5,718
Other non-current liabilities	(10,249)	(57,231)	59,079
Net cash provided by operating activities	193,658	162,233	387,810
Cash flows from investing activities:
Capital expenditures	(88,429)	(68,513)	(93,901)
Capital expenditures for turnarounds and catalysts	(62,473)	(8,617)	(11,460)
Dividends from investees, net of equity earnings	1,472	—	—
Contribution to equity method investment	(597)	(1,403)	—
Proceeds from disposition of assets	41,032	27,092	381
Net cash used in investing activities	(108,995)	(51,441)	(104,980)
Cash flows from financing activities:
Dividends paid to stockholders	(36,483)	(24,081)	(9,196)
Dividends paid to non-controlling interest	(1,134)	(886)	(524)
Distributions paid to non-controlling interest in the Partnership	(23,242)	(31,746)	—
Contributions from non-controlling interest in Alon USA Partners, LP	—	—	167,765
Equity issuance costs	—	(1,012)	(10)
Inventory agreement transactions	24,200	25,200	—
Deferred debt issuance costs	(2,284)	(4,264)	(17,512)
Revolving credit facilities, net	(40,000)	51,000	(259,341)
Additions to long-term debt	145,000	150,000	427,500
Payments on long-term debt	(160,258)	(151,575)	(632,282)
Proceeds from issuance of warrants	—	13,230	—
Payments for purchases of hedges on convertible debt	—	(28,455)	—
Net cash used in financing activities	(94,201)	(2,589)	(323,600)
Net increase (decrease) in cash and cash equivalents	(9,538)	108,203	(40,770)
Cash and cash equivalents, beginning of period	224,499	116,296	157,066
Cash and cash equivalents, end of period	$214,961	$224,499	$116,296
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$106,065	$85,329	$84,492
Cash paid for income tax, net of refunds	$10,957	$18,184	$5,498
Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable and accrued liabilities	$—	$6,161	$—
Financing activity — payment on long-term debt from issuance of preferred stock	$—	$—	$(30,000)

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
Refining and Marketing Segment. Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (the “California refineries”). Our California refineries did not process crude oil in 2014 and 2013 due to the high cost of crude oil relative to product yield and low asphalt demand. Our refineries have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). We refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States.
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
We supply gasoline and diesel to 644 Alon branded retail sites, including our retail segment convenience stores. In 2014, approximately 58% of the gasoline and 29% of the diesel produced at our Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 73 licensed locations that are not under fuel supply agreements.
We market transportation fuel production from our Krotz Springs refinery through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
Asphalt Segment. We own or operate 10 asphalt terminals located in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as through a 50% interest in Wright Asphalt Products Company, LLC (“Wright”), which specializes in patented ground tire rubber modified asphalt products. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.
We have an exclusive license to use advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado, and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery, and a ground tire rubber (“GTR”) asphalt manufacturing process with respect to asphalt sold in California.
Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and highway construction/maintenance contractors as GTR, polymer modified or emulsion asphalt. Sales of asphalt are seasonal with the majority of our sales occurring between May and October.
Retail Segment. Our retail segment operates 295 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(2)	Basis of Presentation and Certain Significant Accounting Policies

(a)	Basis of Presentation
The consolidated financial statements include the accounts of Alon USA Energy, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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
Refining and marketing cost of sales includes crude oil and other raw materials, inclusive of transportation costs, which include costs associated with our crude oil and product pipelines. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes motor fuels and merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs and associated excise taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
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
Interest expense includes interest expense on debt, letters of credit, financing costs associated with crude oil purchases, financing fees, and both the amortization and write-off of original issuance discount and deferred debt issuance costs but excludes capitalized interest. Original issuance discount and debt issuance costs are amortized over the term of the related debt using the effective interest method.

(e)	Cash and Cash Equivalents
All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(f)	Accounts Receivable
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivables. Credit is extended based on evaluation of the customer’s financial condition. We perform ongoing credit evaluations of our customers and require letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods.
Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. Credit losses are charged to allowance for doubtful accounts when deemed uncollectible. Our allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.

(g)	Inventories
Crude oil, refined products, blendstocks and asphalt (including crude oil consignment inventory) are stated at the lower of cost or market in aggregate. Cost is determined using the last-in, first-out (“LIFO”) inventory valuation method and market is determined using current estimated selling prices. Under the LIFO valuation method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our inventory and increasing our cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods.
Materials and supplies are stated at average cost. Cost for retail merchandise inventories is determined under the retail inventory method and cost for retail fuel inventories is determined under the first-in, first-out (“FIFO”) method.
Crude oil inventory consigned to others represents inventory that was sold to third parties, which we are obligated to repurchase at the end of the respective agreements (Note 9). As a result of this requirement to repurchase the inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.

(h)	Hedging Activity
All derivative instruments are recorded in the consolidated balance sheets as either assets or liabilities measured at their fair value. We consider all commodity forwards, futures, swaps and option contracts to be part of our risk management strategy. For commodity derivative contracts not designated as cash flow hedges, the net unrealized gains and losses for changes in fair value are recognized in cost of sales or in other income (loss), net on the consolidated statements of operations.
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
Property, plant and equipment, net of salvage value, are depreciated using the straight-line method at rates based on the estimated useful lives for the assets or groups of assets, beginning in the first month of operation following acquisition or completion. The useful lives used to determine depreciation for our assets are as follows:

Refining facilities	3 – 20 years
Pipelines and terminals	5 – 25 years
Retail	5 – 40 years
Other	3 – 15 years

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

(j)	Impairment of Long-Lived Assets and Assets to be Disposed Of
We review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. The future cash flows and fair values used in this assessment are estimates based on management’s judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.

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
We also have asset retirement obligations with respect to the removal of underground storage tanks and the removal of brand signage at our owned and leased retail sites. The asset retirement obligation for storage tank removal on leased retail sites is accreted over the expected life of the underground storage tank, which approximates the average retail site lease term (Note 13).

(l)	Turnarounds and Catalysts Costs
Our refinery units require regular major maintenance and repairs that are commonly referred to as “turnarounds.” Catalysts used in certain refinery process units are typically replaced in conjunction with planned turnarounds. We record the turnaround and catalysts costs as deferred charges in other assets in the consolidated balance sheets. We amortize the deferred costs on a straight-line basis over the period of time estimated until the next turnaround occurs, beginning the month after the completion of the turnaround. The amortization of deferred turnaround and catalysts costs are presented in depreciation and amortization in our consolidated statements of operations.

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
Our stock-based compensation plan includes granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to our directors, officers and key employees. We use the grant date fair value based method for calculating and accounting for stock-based compensation. Expenses related to stock-based compensation are included in selling, general and administrative expenses in our consolidated statements of operations (Note 17).

(o)	Environmental Expenditures
Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. These estimates are based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed or reliably determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable (Note 21). Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.
Substantially all amounts accrued are expected to be paid out over the next 15 years. The amount of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.

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
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income, such as defined postretirement benefit plan adjustments and gains and losses related to certain derivative instruments designated in qualifying hedging relationships. The balance in accumulated other comprehensive loss, net of tax reported in the consolidated balance sheets consists of defined postretirement benefit plans and the fair value of interest rate derivatives and commodity derivative contract adjustments.

(r)	Postretirement Benefits
We recognize the underfunded status of our defined pension and postretirement plans as a liability. Changes in the funded status of our defined pension and postretirement plans are recognized in other comprehensive income in the period the changes occur. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use December 31 as the measurement date for plan assets and obligations for all of our plans.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The requirements from the new standard are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. We are evaluating the guidance to determine the method of adoption and the impact of this standard on our consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the effect that adopting the updated guidance will have on our consolidated financial statements and related disclosures.

(3)	Alon USA Partners, LP
The Partnership is a publicly traded limited partnership that was formed to own and operate the assets and operations of the Big Spring refinery and associated wholesale marketing operations. On November 26, 2012, the Partnership completed its initial public offering (NYSE: ALDW) of 11,500,000 common units representing limited partner interests. As of December 31, 2014, the 11,506,550 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership.
The limited partner interests in the Partnership not owned by us are reflected in the consolidated statements of operations in net income attributable to non-controlling interest and in our consolidated balance sheets in non-controlling interest in subsidiaries. The Partnership is consolidated within the refining and marketing segment.
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
During the year ended December 31, 2014, the Partnership paid cash distributions of $126,262, or $2.02 per unit. The total cash distribution paid to non-affiliated common unitholders was $23,242. During the year ended December 31, 2013, the Partnership paid cash distributions of $172,506, or $2.76 per unit. The total cash distribution paid to non-affiliated common unitholders was $31,746. As the initial public offering was completed in November 2012, no cash distributions were paid during the year ended December 31, 2012.

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
Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts and other receivables, goodwill and other assets directly associated with the segment’s operations. Corporate assets consist primarily of corporate headquarters information technology and administrative equipment.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Segment data as of and for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year ended December 31, 2014
Net sales to external customers	$5,382,360	$457,412	$939,684	$—	$6,779,456
Intersegment sales/purchases	555,622	(59,615)	(496,007)	—	—
Depreciation and amortization	104,676	4,747	12,241	2,399	124,063
Operating income (loss)	204,609	(25,597)	25,665	(3,105)	201,572
Total assets	1,851,344	110,139	216,679	22,712	2,200,874
Turnarounds, catalysts and capital expenditures	125,621	5,777	16,748	2,756	150,902

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year ended December 31, 2013
Net sales to external customers	$5,489,745	$612,443	$944,193	$—	$7,046,381
Intersegment sales/purchases	600,943	(86,089)	(514,854)	—	—
Depreciation and amortization	105,597	6,398	10,826	2,673	125,494
Operating income (loss)	133,020	(4,097)	23,904	(3,394)	149,433
Total assets	1,871,255	154,143	197,966	21,776	2,245,140
Turnarounds, catalysts and capital expenditures	48,889	9,425	17,935	881	77,130

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year ended December 31, 2012
Net sales to external customers	$6,505,927	$603,896	$907,918	$—	$8,017,741
Intersegment sales/purchases	736,008	(244,010)	(491,998)	—	—
Depreciation and amortization	103,638	5,866	10,298	2,127	121,929
Operating income (loss)	254,372	(3,728)	21,918	(3,087)	269,475
Total assets	1,859,600	139,891	202,033	22,050	2,223,574
Turnarounds, catalysts and capital expenditures	79,572	9,420	14,141	2,228	105,361

(5)	Fair Value
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The RINs obligation represents the period-end deficit, if any, after considering any RINs acquired or under contract, necessary to meet our requirements to blend biofuels into the products we have produced. The RINs obligation is categorized as level 2 in the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Assets:
Commodity contracts (swaps)	$—	$42,740	$—	$42,740
Fair value hedges	—	24,903	—	24,903
Liabilities:
Commodity contracts (futures and forwards)	333	—	—	333
Interest rate swaps	—	1,238	—	1,238

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$335	$—	$—	$335
Liabilities:
Commodity contracts (swaps)	—	15,328	11,569	26,897
Fair value hedges	—	3,339	—	3,339
RINs obligation	—	334	—	334
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
The following table presents the changes in fair value of our level 3 assets and liabilities (all related to commodity price swap contracts) for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$(11,569)	$—
Change in fair value of level 3 trades open at the beginning of the period	—	—
Fair value of trades entered into during the period - Recognized in other comprehensive income	—	(11,569)
Fair value of reclassification from level 3 to level 2	11,569	—
Settlement value of contractual maturities - Recognized in cost of sales	—	—
Balance at end of period	$—	$(11,569)

(6)	Derivative Financial Instruments
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Mark to Market
We have certain contracts that serve as economic hedges, which are derivatives used for risk management but not designated as hedges for financial accounting purposes. All economic hedge transactions are recorded at fair value and any changes in fair value between reporting periods are recognized in earnings.
We have contracts that are used to fix prices on forecasted purchases of inventory. Forwards represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. Futures represent trades executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period.
We also have economic hedges in the form of swap contracts that fix the price differential between Brent crude oil and the crude oil that we process at our refineries. At December 31, 2014, we have swap contracts for 6,210 thousand barrels of crude oil, with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 9 that have been accounted for as fair value hedges, which had contract purchase volumes of 736 thousand barrels of crude oil as of December 31, 2014.
Cash Flow Hedges
To designate a derivative as a cash flow hedge, we document at the inception of the hedge the assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the hedged item. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the hedged item. If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings when the underlying transactions occur.
Commodity Derivatives. As of December 31, 2014, we have accounted for certain commodity swap contracts as cash flow hedges with net contract purchase volumes of 3,600 thousand barrels of crude and net contract sales volumes of 3,600 thousand barrels of refined products with the longest remaining contract term of twelve months. Related to our commodity swap cash flow hedges in other comprehensive income (“OCI”), we recognized unrealized gains (losses) of $65,860, $(31,496) and $1,514 for the years ended December 31, 2014, 2013 and 2012, respectively.
In November 2013 and April 2014, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. Net unrealized losses of $15,572, deferred in OCI as a result of de-designation, were fully amortized into earnings as the underlying transactions occurred during the year ended December 31, 2014.
Interest Rate Derivatives. In April 2014, we entered into three interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loan feature of the Alon Retail Credit Agreement, as defined in Note 15. The interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of the term loan throughout the duration of the interest rate swaps. As of December 31, 2014, the outstanding principal of the term loan was $102,667. The interest rate swaps lock in an average fixed interest rate of 0.60% in 2015; 1.47% in 2016; 2.35% in 2017; 3.09% in 2018 and 3.28% in 2019. Related to these interest rate swap cash flow hedges, we recognized in OCI unrealized losses of $(1,238) for the year ended December 31, 2014. Related to previously expired interest rate swap agreements, we recognized in OCI unrealized gains of $4,197 for the year ended December 31, 2012.
For the years ended December 31, 2014 and 2012, there was no hedge ineffectiveness recognized in income. For the year ended December 31, 2013, there was $1,879 of hedge ineffectiveness recognized in cost of sales. For the years ended December 31, 2014, 2013 and 2012, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
As of December 31, 2014, we have net unrealized gains of $34,640 classified in OCI related to cash flow hedges. Assuming commodity prices and interest rates remain unchanged, unrealized gains of $35,688 will be reclassified from OCI into earnings as the underlying transactions occur over the next twelve-month period.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$7,168	Accrued liabilities	$7,501
Commodity contracts (swaps)	Accounts receivable	6,809		—
Commodity contracts (swaps)	Other assets	11,622		—
Total derivatives not designated as hedging instruments		25,599		7,501

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$24,309		$—
Interest rate swaps		—	Other non-current liabilities	1,238
Fair value hedges	Other assets	24,903		—
Total derivatives designated as hedging instruments		49,212		1,238
Total derivatives		$74,811		$8,739

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,533	Accrued liabilities	$1,198
Total derivatives not designated as hedging instruments		1,533		1,198

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$15,328
Commodity contracts (swaps)		—	Other non-current liabilities	11,569
Fair value hedges		—	Other non-current liabilities	3,339
Total derivatives designated as hedging instruments		—		30,236
Total derivatives		$1,533		$31,434

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2014
Commodity contracts (swaps)	$65,860	Cost of sales	$(15,572)		$—
Interest rate swaps	(1,238)	Interest expense	(54)		—
Total derivatives	$64,622		$(15,626)		$—

For the Year Ended December 31, 2013
Commodity contracts (swaps)	$(31,496)	Cost of sales	$23,900	Cost of sales	$(1,879)
Total derivatives	$(31,496)		$23,900		$(1,879)

For the Year Ended December 31, 2012
Commodity contracts (swaps)	$1,514	Cost of sales	$(76,097)		$—
Interest rate swaps	4,197	Interest expense	(4,065)		—
Total derivatives	$5,711		$(80,162)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2014	2013	2012
Fair value hedges (1)	Interest expense	$28,242	$(1,619)	$(1,720)
Total derivatives		$28,242	$(1,619)	$(1,720)
___________

(1)	Changes in the fair value hedges are substantially offset by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2014	2013	2012
Commodity contracts (futures and forwards)	Cost of sales	$(18,950)	$8,359	$15,640
Commodity contracts (swaps)	Cost of sales	20,232	4,964	(54,011)
Commodity contracts (call options)	Other income (loss), net	—	—	(7,297)
Total derivatives		$1,282	$13,323	$(45,668)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of December 31, 2014 and 2013:

	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$8,508	$(1,340)	$7,168	$(7,168)	$—	$—
Commodity contracts (swaps)	49,204	(6,464)	42,740	—	—	42,740
Fair value hedges	24,903	—	24,903	—	—	24,903
Derivative Liabilities:
Commodity contracts (futures and forwards)	$8,841	$(1,340)	$7,501	$(7,168)	$—	$333
Commodity contracts (swaps)	6,464	(6,464)	—	—	—	—
Interest rate swaps	1,238	—	1,238	—	—	1,238

As of December 31, 2013
Derivative Assets:
Commodity contracts (futures and forwards)	$2,287	$(754)	$1,533	$(1,198)	$—	$335
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,952	$(754)	$1,198	$(1,198)	$—	$—
Commodity contracts (swaps)	26,897	—	26,897	—	—	26,897
Fair value hedges	3,339	—	3,339	—	—	3,339
Compliance Program Market Risk
We are obligated by government regulations to blend a certain percentage of biofuels into the products that we produce and are consumed in the U.S. We purchase biofuels from third parties and blend those biofuels into our products, and each gallon of biofuel purchased includes a renewable identification number, or RIN. To the degree we are unable to blend biofuels at the required percentage, a RINs deficit is generated and we must acquire that number of RINs by the annual reporting deadline in order to remain in compliance with applicable regulations. Alternatively, if we have a RINs surplus, some of those RINs could be sold. Any such sales would be subject to our normal credit evaluation process.
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
The cost of meeting our obligations under these compliance programs was $27,110 and $14,917 for the years ended December 31, 2014 and 2013, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations. We were not subject to the renewable fuel standards requirements for the year ended December 31, 2012.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(7)	Accounts and Other Receivables
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. We perform ongoing credit evaluations of our customers and require letters of credit, prepayments or other collateral or guarantees as management deems appropriate. J. Aron & Company (“J. Aron”) accounted for more than 10% of our net sales for the years ended December 31, 2014 and 2013. Valero Energy Corporation and J. Aron each accounted for more than 10% of our net sales for the year ended December 31, 2012. The allowance for doubtful accounts is reflected as a reduction of accounts and other receivables in the consolidated balance sheets.
Accounts and other receivables, net consisted of the following:

	As of December 31,
	2014	2013
Trade accounts receivable	$99,207	$182,190
Other receivables	55,413	18,669
Allowance for doubtful accounts	(761)	(461)
Total accounts and other receivables, net	$153,859	$200,398
The following table sets forth the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
2014	$461	300	—	$761
2013	$583	175	(297)	$461
2012	$437	146	—	$583

(8)	Inventories
Carrying value of inventories consisted of the following:

	As of December 31,
	2014	2013
Crude oil, refined products, asphalt and blendstocks	$48,027	$34,326
Crude oil consignment inventory (Note 9)	18,350	44,081
Materials and supplies	22,269	21,685
Store merchandise	27,418	20,526
Store fuel	6,739	8,152
Total inventories	$122,803	$128,770
Reductions of inventory volumes during 2013 and 2012 resulted in a liquidation of LIFO inventory layers. The liquidation increased cost of sales by $1,455 during 2013 and decreased cost of sales by $13,572 during 2012. There were no liquidations of LIFO inventory layers during 2014.
Market values of crude oil, refined products, asphalt and blendstock inventories exceeded LIFO costs by $8,341 and $61,199 at December 31, 2014 and 2013, respectively.

(9)	Inventory Financing Agreements
We have entered into Supply and Offtake Agreements and other associated agreements (together the “Supply and Offtake Agreements”) with J. Aron to support the operations of our Big Spring, Krotz Springs and California refineries and most of our asphalt terminals. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the refineries.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The Supply and Offtake Agreements also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreements have initial terms that expire in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreements prior to the expiration of the initial term beginning in May 2016 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2018 on six months prior notice.
In February 2015, the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries were amended and the initial term was extended to May 2021. J. Aron may elect to terminate the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries prior to the expiration of the initial term beginning in May 2018 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2020 on six months prior notice.
Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at market prices at that time.
Associated with the Supply and Offtake Agreements, we have fair value hedges of our inventory purchase commitments with J. Aron and crude oil inventory consigned to J. Aron (“crude oil consignment inventory”). Additionally, financing charges related to the Supply and Offtake Agreements are recorded as interest expense in the consolidated statements of operations.
In association with the Supply and Offtake Agreement at the Krotz Springs refinery, we had a secured Credit Agreement (the “Krotz Springs Standby LC Facility”) by and between Alon, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Krotz Springs Standby LC Facility provided for up to $200,000 of letters of credit to be issued to J. Aron. As of December 31, 2013, there was no further availability under the Krotz Springs Standby LC Facility. In November 2014, we amended the Supply and Offtake Agreement to remove the requirement to maintain a standby letter of credit and the Krotz Springs Standby LC Facility was terminated.
In connection with the Supply and Offtake Agreement for our Krotz Springs refinery, we have granted a security interest to J. Aron in all of its accounts and inventory to secure its obligations to J. Aron. In addition, we have granted a security interest in all of its real property and equipment to J. Aron to secure its obligations under a commodity hedge and sale agreement in lieu of posting cash collateral and being subject to cash margin calls.
At December 31, 2014 and 2013, we had net current payables to J. Aron for purchases of $46,303 and $16,917, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. Additionally, at December 31, 2014 and 2013, we had non-current liabilities for the original financing of $39,060 and $67,889, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $4,212 and $539 at December 31, 2014 and 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(10)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2014	2013
Refining facilities	$1,820,565	$1,804,445
Pipelines and terminals	43,439	43,445
Retail	200,354	184,858
Other	17,988	15,326
Property, plant and equipment, gross	2,082,346	2,048,074
Accumulated depreciation	(710,002)	(618,732)
Property, plant and equipment, net	$1,372,344	$1,429,342
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $106,623, $107,845 and $103,134, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Disposition of Assets
In January 2014, we sold our Willbridge, Oregon asphalt terminal for $40,000. The terminal was included in our asphalt segment and allocated goodwill of $4,030. For the year ended December 31, 2014, a pre-tax gain of $1,943 was recognized and has been included in gain (loss) on disposition of assets in our consolidated statements of operations.

(11)	Goodwill
The following table provides a summary of changes to our goodwill balance by segment for the year ended December 31, 2014:

	Refining and Marketing	Asphalt	Retail	Total
Balance at December 31, 2013	$39,028	$16,726	$50,189	$105,943
Disposition of assets with allocated goodwill	—	(4,030)	—	(4,030)
Balance at December 31, 2014	$39,028	$12,696	$50,189	$101,913
During the year ended December 31, 2014, we sold our Willbridge, Oregon asphalt terminal, which was allocated goodwill of $4,030 at the time of disposition.

(12)	Other Assets, Net
Other assets, net consisted of the following:

	As of December 31,
	2014	2013
Deferred turnaround and catalyst costs	$60,753	$16,034
Environmental receivables	3,030	4,273
Deferred debt issuance costs	10,569	12,602
Intangible assets, net	7,647	7,497
Receivable from supply and offtake agreements (Note 9)	26,179	26,179
Commodity contracts	11,622	—
Fair value hedges (Note 9)	24,903	—
Other, net	18,176	15,625
Total other assets	$162,879	$82,210

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(13)	Accrued Liabilities and Other Non-Current Liabilities
Accrued liabilities and other non-current liabilities consisted of the following:

	As of December 31,
	2014	2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$47,071	$37,645
Employee costs	13,297	13,793
Commodity contracts	7,501	16,526
Accrued finance charges	1,826	8,733
Environmental accrual (Note 21)	8,189	12,898
Other	26,507	31,263
Total accrued liabilities	$104,391	$120,858

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$52,135	$40,351
Environmental accrual (Note 21)	43,546	45,484
Asset retirement obligations	12,328	12,468
Consignment inventory obligations (Note 9)	63,963	64,550
Fair value hedges (Note 9)	—	3,339
Commodity contracts	—	11,569
Interest rate swaps	1,238	—
Other	9,449	11,713
Total other non-current liabilities	$182,659	$189,474
The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Balance at beginning of year	$12,468	$11,867
Accretion expense	651	592
Retirements	(791)	—
Additions	—	9
Balance at end of year	$12,328	$12,468
Retirements include $707 related to the disposal of the Willbridge, Oregon asphalt terminal in January 2014 (Note 10).

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(14)	Postretirement Benefits

(a)	Retirement Plans
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
Financial information related to our pension plans is presented below:

	Pension Benefits
	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$106,028	$111,531
Service cost	3,424	3,962
Interest cost	4,952	4,408
Actuarial (gain) loss	17,801	(10,890)
Benefits paid	(3,152)	(2,857)
Curtailment	—	(126)
Projected benefit obligations at end of year	$129,053	$106,028
Change in plan assets:
Fair value of plan assets at beginning of year	$73,918	$57,630
Actual gain on plan assets	7,904	12,978
Employer contribution	6,223	6,167
Benefits paid	(3,152)	(2,857)
Fair value of plan assets at end of year	$84,893	$73,918
Reconciliation of funded status:
Fair value of plan assets at end of year	$84,893	$73,918
Less projected benefit obligations at end of year	129,053	106,028
Under-funded status at end of year	$(44,160)	$(32,110)
The pre-tax amounts related to the defined benefit plans recognized in the consolidated balance sheets as of December 31, 2014 and 2013 were as follows:

	Pension Benefits
	2014	2013
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(44,160)	$(32,110)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2014	2013
Net actuarial loss	$(44,660)	$(31,719)
Prior service credit	276	327
Total	$(44,384)	$(31,392)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following amounts included in accumulated other comprehensive income (loss) as of December 31, 2014 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2015:

Pension Benefits
Amortization of prior service credit	$(51)
Amortization of loss	3,408
Total	$3,357
As of December 31, 2014 and 2013, the accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	As of December 31,
	2014	2013
Projected benefit obligation	$129,053	$106,028
Accumulated benefit obligation	118,931	96,130
Fair value of plan assets	84,893	73,918
The weighted-average assumptions used to determine benefit obligations at December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits
	2014	2013	2012
Discount rate	3.95%	4.75%	4.00%
Rate of compensation increase	2.50%	3.00%	3.00%
The discount rate used reflects the expected future cash flow based on our funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end because it has been specifically designed to help pension funds comply with statutory funding guidelines.
The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits
	2014	2013	2012
Discount rate	4.75%	4.00%	4.75%
Expected return on plan assets	8.60%	8.60%	8.60%
Rate of compensation increase	3.00%	3.00%	1.50%
Our overall expected long-term rate of return on assets is 8.60%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods were as follows:

	Pension Benefits
	Year Ended December 31,
	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$3,424	$3,962	$3,577
Interest cost	4,952	4,408	4,128
Amortization of prior service credit	(51)	(51)	(51)
Expected return on plan assets	(5,478)	(4,628)	(4,305)
Recognized net actuarial loss	2,432	4,071	2,633
Net periodic benefit cost	$5,279	$7,762	$5,982

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Plan Assets
The weighted-average asset allocation of our pension benefits at December 31, 2014 and 2013 was as follows:

	Pension Benefits
	Plan Assets
	2014	2013
Asset Category:
Equity securities	79.3%	81.0%
Debt securities	10.0%	9.7%
Real estate investment trust	10.7%	9.3%
Total	100.0%	100.0%
The fair value of our pension assets by category as of December 31, 2014 and 2013 were as follows:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year ended December 31, 2014
Equity securities:
U.S. companies	$55,322	$—	$—	$55,322
International companies	11,991	—	—	11,991
Debt securities:
Preferred securities	3,492	—	—	3,492
Bond & mortgage backed securities	—	5,039	—	5,039
Real estate securities	9,049	—	—	9,049
Total	$79,854	$5,039	$—	$84,893
Year ended December 31, 2013
Equity securities:
U.S. companies	$48,530	$—	$—	$48,530
International companies	11,346	—	—	11,346
Debt securities:
Preferred securities	3,136	—	—	3,136
Bond & mortgage backed securities	—	4,049	—	4,049
Real estate securities	6,857	—	—	6,857
Total	$69,869	$4,049	$—	$73,918
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
Cash Flows
We contributed $6,223 and $6,167 to the pension plan for the years ended December 31, 2014 and 2013, respectively, and expect to contribute $5,552 to the pension plan in 2015. There were no employee contributions to the plans.
The benefits expected to be paid in each year 2015 – 2019 are $3,859; $4,846; $4,500; $4,760 and $5,070, respectively. The aggregate benefits expected to be paid in the five years from 2020 – 2024 are $31,090. The expected benefits are based on

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

the same assumptions used to measure our benefit obligation at December 31, 2014 and include estimated future employee service.
401(k) Savings Plans
We sponsor a 401(k) savings plan that is available to all employees, excluding employees of our retail segment. We match 100% of individual participant contributions up to 3% of compensation. In 2012, we revised our 401(k) savings plan that is available to certain employees represented by a union at our Big Spring refinery, in which we match individual participant contributions up to 8% of compensation. For the years ended December 31, 2014 and 2013, our contributions were $3,186 and $2,840, respectively.
We also sponsor a 401(k) savings plan that is available to the employees of our retail segment. Retail employees may contribute up to 50% of their pay after completing three months of service. We match from 1% to 4.5% of employee compensation. For the years ended December 31, 2014 and 2013, our contributions were $1,011 and $959, respectively.

(b)	Postretirement Medical Plan
In addition to providing pension benefits, we adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheets was $8,624 and $8,941 at December 31, 2014 and 2013, respectively.
As of December 31, 2014, the total accumulated postretirement benefit obligation under the postretirement medical plan was $8,624.

(15)	Indebtedness
Debt consisted of the following:

	As of December 31,
	2014	2013
Term loan credit facilities	$264,359	$244,322
Alon USA, LP Credit Facility	60,000	100,000
Senior secured notes	—	73,706
Convertible senior notes	126,298	121,090
Retail credit facilities	113,030	73,130
Total debt	563,687	612,248
Less: Current portion	15,089	83,174
Total long-term debt	$548,598	$529,074

(a)	Alon USA Energy, Inc.
Convertible Senior Notes (share values in dollars). In September 2013, we completed an offering of 3.00% unsecured convertible senior notes (the “Convertible Notes”) in the aggregate principal amount of $150,000, which mature in September 2018. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. The Convertible Notes are not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes cannot require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the indenture. The Convertible Notes do not contain any maintenance financial covenants.
The holders of the Convertible Notes may convert at any time after June 15, 2018 if our common stock is above the conversion price. Prior to June 15, 2018 and after December 31, 2013, holders may convert if our common stock is 130% above the conversion price, as defined in the indenture. The Convertible Notes may be converted into shares of our common stock, into cash, or into a combination of cash and shares of common stock, at our election. Our current intent is to settle conversions of each $1 (in thousands) principal amount of the Convertible Notes through cash payments, with any excess of this amount to be settled by a combination of cash and shares of our common stock.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The Convertible Notes had an initial conversion rate of 67.627 shares of our common stock per each $1 (in thousands) principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $14.79 per share, which represents a conversion premium of 32.5% on our last reported common stock price of $11.16 per share on the date of the Convertible Notes offering. The conversion rate is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2014, the conversion rate was adjusted to 68.910 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a per share conversion price of approximately $14.51, to reflect cash dividend adjustments. As of December 31, 2014, there have been no conversions of the Convertible Notes.
The Convertible Notes were issued at an offering price of 100% and we received gross proceeds of $150,000 (before fees and expenses related to the offering). We used $15,225 of the proceeds to fund the cost of entering into convertible note hedge transactions (after such cost was partially offset by the proceeds we received from entering into warrant transactions) described below. In October 2013, we used the remaining net proceeds from the Convertible Notes offering, along with cash on hand, to redeem $140,000 of the outstanding principal balance on the 13.50% Alon Refining Krotz Springs, Inc. (“ARKS”) senior secured notes.
The $150,000 principal amount of the Convertible Notes was separated between the liability component and the equity component (i.e. the embedded conversion feature). The fair value of the liability component was calculated using a discount rate of an identical unsecured instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the Convertible Notes on the issuance date was $119,635, with a corresponding debt discount of $30,365, to be amortized at an effective interest rate of 8.15% over the term of the Convertible Notes. The carrying amount of the embedded conversion feature was determined to be $30,365, by deducting the fair value of the liability component from the $150,000 principal amount of the Convertible Notes. The embedded conversion feature was recorded to additional paid-in capital because this financial instrument could be settled in our common stock and does not meet the definition of a derivative instrument. Additionally, $4,933 of transaction costs were allocated on a proportionate basis between other assets and additional paid-in capital in the consolidated balance sheets.
For the years ended December 31, 2014 and 2013, interest expense on the Convertible Notes’ contractual coupon rates was $4,500 and $1,313, respectively. The amounts charged to interest expense for amortization of the original issuance discount on the Convertible Notes for the years ended December 31, 2014 and 2013 were $5,208 and $1,455, respectively.
As of December 31, 2014, the if-converted value of the Convertible Notes did not exceed the outstanding principal balance.
The principal balance, unamortized discount and net carrying amount of the liability and equity components of the Convertible Notes as of December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Equity component, pretax (1)	$30,365	$30,365
Convertible Notes:
Principal balance	150,000	150,000
Less: Unamortized discount	(23,702)	(28,910)
Convertible Notes, net	$126,298	$121,090
_______________________
(1)A deferred tax liability of $11,171 was recognized related to the issuance of the Convertible Notes.
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, we also entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). We paid an aggregate amount of $28,455 to the Hedge Counterparties for the Purchased Options. As of December 31, 2014, the Purchased Options, with a strike price of $14.51 per share of our common stock, cover 10,144,050 shares of our common stock, subject to customary anti-dilution adjustments, that initially underlie the Convertible Notes sold in the offering. The Purchased Options will expire in September 2018.
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
Warrant Transactions
In connection with the Convertible Notes offering, we also entered into warrant transactions (the “Warrants”), whereby we sold to the Hedge Counterparties warrants in an aggregate amount of $13,230 to acquire, subject to customary anti-dilution adjustments, up to 10,144,050 shares of our common stock at a strike price of approximately $19.71 per share of our common stock as of December 31, 2014. The Warrants will be settled on a net-share basis and will expire in April 2019. The Warrants have been included in additional paid-in capital on the consolidated balance sheets.
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
Alon USA Term Loan Credit Facility. In November 2012, we entered into a term loan (“Alon USA Term Loan”) with an aggregate principal amount of $450,000, issued at an offering price of 95% that matures in November 2018. Proceeds from the Alon USA Term Loan were used to repay in full our obligations under the 2006 Term Loan and for general corporate purposes.
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
Letter of Credit Facilities. In December 2013, Alon entered into a Letter of Credit Facility (the “Alon Energy Letter of Credit Facility”). The Alon Energy Letter of Credit Facility is for the issuance of standby letters of credit in an amount not to exceed $60,000. We are required to pledge $100,000 of the Partnership’s common units as collateral for the Alon Energy Letter of Credit Facility. Additionally, Alon Assets, Inc. (“Alon Assets”) was named as a guarantor, guaranteeing all of our obligations under the Alon Energy Letter of Credit Facility in the event of default. The Alon Energy Letter of Credit Facility contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2014 and 2013, we had outstanding letters of credit under this facility of $54,227 and $56,827, respectively.
Alon Energy Term Loan. In March 2014, we entered into a five-year Term Loan Agreement (“Alon Energy Term Loan”) for a principal amount of $25,000, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 2,200,000 of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants including maintenance financial covenants.
Proceeds from the Alon Energy Term Loan were used to purchase equipment for a capital project at our Big Spring refinery.
At December 31, 2014, the Alon Energy Term Loan had an outstanding balance of $21,983.

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
The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum for a per annum rate of 9.25%, based on current Eurodollar market rates at December 31, 2014.
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
At December 31, 2014 and 2013, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $242,376 and $244,322, respectively.
Revolving Credit Facility. We have a $240,000 revolving credit facility (the “Alon USA, LP Credit Facility”) that will mature in March 2016. The Alon USA, LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Alon USA, LP Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Alon USA, LP Credit Facility is secured by a first lien on the Partnership’s cash, accounts receivables, inventories and related assets and a second lien on the Partnership’s fixed assets and other specified property.
The Alon USA, LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
Borrowings of $60,000 and $100,000 were outstanding under the Alon USA, LP Credit Facility at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, outstanding letters of credit under the Alon USA, LP Credit Facility were $23,511 and $109,772, respectively.

(c)	Alon Refining Krotz Springs, Inc.
Senior Secured Notes. In October 2009, ARKS issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216,500 in a private offering. In February 2010, ARKS exchanged $216,500 of Senior Secured Notes for an equivalent amount of Senior Secured Notes registered under the Securities Act of 1933 maturing in October 2014 with the entire principal amount due at maturity.
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
During 2014, we redeemed the remaining principal balance on the Senior Secured Notes. As a result of the prepayment of the Senior Secured Notes, write-offs of unamortized original issuance discount and debt issuance costs of $391 and $358, respectively, were charged to interest expense in the consolidated statements of operations for the year ended December 31, 2014.
At December 31, 2013, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $73,706, included in long-term debt.

(d)	Retail
Alon Brands Term Loans. In March 2011, Alon Brands issued $30,000 five-year unsecured notes (the “Alon Brands Term Loans”) to a group of investors including certain shareholders of Alon Israel Oil Company, Ltd. (“Alon Israel”) and their affiliates. In conjunction with the issuance of the Alon Brands Term Loans, we issued 3,092,783 warrants to purchase shares of our common stock. The allocated fair value of the warrants was $10,988 and was recorded as additional paid-in capital at the time of issuance.

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
Proceeds from the Alon Retail Credit Agreement were used to fully repay the remaining obligations under the Credit Agreement and pay a dividend distribution of $40,000 to Alon Brands, Inc., our wholly-owned subsidiary, while the remainder was used for general corporate purposes.
At December 31, 2014, the Alon Retail Credit Agreement had an outstanding balance of $112,667, consisting of a term loan balance of $102,667 and a revolving credit loan balance of $10,000.
Other Retail Related Credit Facilities. In 2003, we obtained $1,545 in mortgage loans to finance the acquisition of new retail locations. The interest rates on these loans ranged between 5.50% and 9.70%, with 5 to 15 year payment terms. At December 31, 2014 and 2013, the outstanding balances were $363 and $441, respectively.

(e)	Financial Covenants
We have certain credit facilities with maintenance financial covenants. At December 31, 2014, we were in compliance with these covenants.

(f)	Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2014 are as follows:

Year ended December 31,
2015	$15,089
2016	75,076
2017	15,071
2018	373,751
2019	84,700
Total	$563,687

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(g)	Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2014	2013	2012
Interest expense on debt	$37,850	$54,191	$57,987
Letters of credit and finance charges	65,156	32,286	28,159
Amortization of debt issuance costs	3,759	4,496	6,296
Write-off of debt issuance costs	558	1,871	8,826
Amortization of original issuance discount	6,306	4,300	2,570
Write-off of original issuance discount	391	1,871	28,374
Less: Capitalized interest	(2,877)	(4,321)	(2,640)
Total interest expense	$111,143	$94,694	$129,572

(16)	Stockholders' Equity

(a)	Common stock (share value in dollars)
Our authorized common stock consists of 150,000,000 shares of common stock, $0.01 par value. Issued and outstanding shares of common stock were 69,606,944 and 68,641,428 as of December 31, 2014 and 2013, respectively.
Amended Shareholder Agreement. In 2012, we signed agreements with non-controlling interest shareholders of Alon Assets, whereby the participants would exchange shares of Alon Assets for shares of our common stock. During 2014 and 2013, 659,289 and 785,192 shares of our common stock were issued in exchange for 3,524.49 and 4,197.55 shares of Alon Assets, respectively. At December 31, 2014, 1,260,423 shares of our common stock remain available for exchange. Compensation expense associated with the difference in value between the participants’ ownership of Alon Assets, compared to our common stock of $2,432, $2,499 and $1,036 was recognized for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
For the years ended December 31, 2014, 2013 and 2012, activity in the number of common stock was as follows:

Common Stock
(in thousands)
Balance as of December 31, 2011	56,108
Shares forfeited	(20)
Shares issued in connection with stock plans	256
Shares issued for payment of preferred stock dividends	358
Shares issued in connection with preferred share conversions	4,125
Shares issued in connection with amended shareholder agreement	445
Balance as of December 31, 2012	61,272
Shares issued in connection with stock plans	237
Shares issued for payment of preferred stock dividends	197
Shares issued in connection with preferred share conversions	6,160
Shares issued in connection with amended shareholder agreement	775
Balance as of December 31, 2013	68,641
Shares issued in connection with stock plans	304
Shares issued for payment of preferred stock dividends	3
Shares issued in connection with amended shareholder agreement	659
Balance as of December 31, 2014	69,607

(b)	Preferred stock (share value in dollars)
Our authorized preferred stock consists of 15,000,000 shares of convertible preferred stock, $0.01 par value. Issued and outstanding shares of preferred stock were 68,180 as of December 31, 2014 and 2013.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

In October 2010, we completed a registered direct offering of 4,000,000 shares of Alon’s 8.5% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering price of $40,000 less offering expenses, of which Alon Israel purchased $35,000. As of December 31, 2014, all shares of Series A Preferred Stock have been converted into shares of our common stock.
In March 2012, we issued 3,000,000 shares of 8.5% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to a group of investors who held, in the aggregate, $30,000 of the Alon Brands Term Loans and 3,092,783 warrants to purchase shares of our common stock. We repaid in full the obligations under the Alon Brands Term Loans and the warrants were surrendered to us. The holders of the Series B Preferred Stock can convert, at the holder’s option, the Series B Preferred Stock into shares of our common stock based on an initial conversion price of $6.74 per share, in each case subject to adjustments. We have the right to convert the Series B Preferred Stock into shares of our common stock from March 2015. At December 31, 2014, 68,180 shares of Series B Convertible Preferred Stock remain outstanding. If all of the outstanding Series B Preferred Stock were to be converted into shares of our common stock based on the initial conversion price of $6.74 per share, then approximately 101,150 shares of our common stock would be issued.
During the year ended December 31, 2014, there were no conversions of Preferred Stock to shares of our common stock. During the year ended December 31, 2013, certain holders converted 3,500,000 shares of Series A Preferred Stock and 651,820 shares of Series B Preferred Stock to 6,160,057 shares of our common stock.

(c)	Dividends
During the year ended December 31, 2014, we paid cash dividends on common stock totaling $0.53 per share which included a special non-recurring dividend of $0.21 per share paid in December. We also increased our regular quarterly cash dividend from $0.06 per share to $0.10 per share during the third quarter. During the year ended December 31, 2013, we paid cash dividends on common stock totaling $0.38 per share which included a special non-recurring dividend of $0.16 per share paid in June as well as an increase in our regular quarterly dividend from $0.04 per share to $0.06 per share during the second quarter. During the year ended December 31, 2012, we paid cash dividends on common stock totaling $0.16 per share. Additionally, the non-controlling interest shareholders of Alon Assets received aggregate cash dividends of $1,134, $886 and $524 during 2014, 2013, and 2012, respectively.
Preferred Stock Dividends. We issued 3,174 and 196,648 shares in aggregate of our common stock for payment of the quarterly 8.5% preferred stock dividends to preferred stockholders for the years ended December 31, 2014 and 2013, respectively.

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2013	$(18,248)	$(19,267)	$(37,515)
Other comprehensive income (loss) before reclassifications	29,956	(8,611)	21,345
Amounts reclassified from accumulated other comprehensive income (loss)	9,622	(1,910)	7,712
Net current-period other comprehensive income (loss)	39,578	(10,521)	29,057
Balance at December 31, 2014	$21,330	$(29,788)	$(8,458)

(17)	Stock-Based Compensation
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
Restricted Stock. Non-employee directors are awarded an annual grant of $25 in shares of restricted stock, which vest over a period of three years, assuming continued service at vesting. In May 2014, we granted awards of 4,965 restricted shares at a

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

grant date price of $15.11 per share. In May 2013, we granted awards of 4,257 restricted shares at a grant date price of $17.62 per share.
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
In May 2013, we granted awards of 255,000 restricted shares to certain executive officers at a grant date price of $17.25 per share. These May 2013 restricted shares are 50% vested as of December 31, 2014, with the remaining 50% vesting in May 2016, assuming continued service at vesting.
The following table summarizes the restricted share activity from January 1, 2013:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2013	326,130	$10.71
Granted	259,257	17.26
Vested	(136,693)	10.21
Forfeited	—	—
Nonvested at December 31, 2013	448,694	$14.64
Granted	329,945	14.80
Vested	(134,640)	16.95
Forfeited	—	—
Nonvested at December 31, 2014	643,999	$14.24
The number of restricted shares expected to vest in each year of 2015 - 2019, assuming continued service, are 169,280; 438,074; 1,655; 0; and 34,990, respectively. Compensation expense for the restricted stock grants amounted to $4,151, $3,005 and $1,656 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2014 was $2,044.
Restricted Stock Units. In May 2011, we granted 500,000 restricted stock units to the CEO and President of Alon at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vested in March 2015. Compensation expense for the restricted stock units amounted to $1,496 for each of the years ended December 31, 2014, 2013 and 2012, and is included in selling, general and administrative expenses in the consolidated statements of operations.
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
Unrecognized Compensation. As of December 31, 2014, there was $4,515 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(18)	Income Taxes
Income tax expense included the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$15,171	$1,348	$3,074
State	1,781	2,525	4,788
Total current	$16,952	$3,873	$7,862
Deferred:
Federal	$7,176	$9,770	$41,868
State	(1,215)	(1,492)	154
Total deferred	5,961	8,278	42,022
Income tax expense	$22,913	$12,151	$49,884
A reconciliation between the income tax expense computed on pre-tax income at the statutory federal rate and the actual provision for income tax expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Computed expected tax expense	$32,474	$21,093	$49,169
State and local income taxes, net of federal benefit	532	844	3,373
Tax effect of non-controlling interest in Partnership income	(11,097)	(8,927)	(2,426)
Other, net	1,004	(859)	(232)
Income tax expense	$22,913	$12,151	$49,884
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.

	As of December 31,
	2014	2013
Deferred income tax assets:
Accounts receivable, allowance	$198	$155
Inventories	8,420	10,402
Accrued liabilities and other	1,718	1,521
Post-retirement benefits	19,627	14,846
Non-current accrued liabilities and other	24,994	22,631
Net operating loss carryover	22,122	22,399
Tax credits	1,154	3,279
Other	3,484	5,428
Deferred income tax assets	$81,717	$80,661
Deferred income tax liabilities:
Deferred gain on the Offering of the Partnership	$50,178	$50,491
Derivative instruments designated as cash flow hedges	12,817	(11,083)
Deferred charges	469	524
Unrealized gains	2,346	925
Property, plant and equipment	375,330	374,852
Other non-current	3,316	3,793
Intangibles	10,175	8,771
Deferred income tax liabilities	$454,631	$428,273

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
At December 31, 2014, we have net operating loss carryforwards for state and local income tax purposes of $413,815 which are available to offset future state taxable income in various years through 2031.
We have elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income (loss), net, in the consolidated statements of operations. We are subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California, Texas, New Mexico, Oklahoma and Louisiana comprising the majority of our state income tax. The federal tax years 2000 to 2010 are closed to audit. In general, the state tax years open to audit range from 2007 to 2013. Our liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2014, as there were no unrecognized tax benefits recorded in 2014.

(19)	Earnings Per Share
Basic earnings per share is calculated as net income available to common stockholders divided by the weighted average number of participating shares of common stock. Diluted earnings per share includes the dilutive effect of granted stock appreciation rights, granted restricted common stock units, granted restricted common stock awards, convertible debt and warrants using the treasury stock method and the dilutive effect of convertible preferred shares using the if-converted method.
The calculation of earnings per share, basic and diluted, for the years ended December 31, 2014, 2013 and 2012, is as follows (shares in thousands, per share value in dollars):

	Year Ended December 31,
	2014	2013	2012
Net income available to stockholders	$38,457	$22,986	$79,134
less: preferred stock dividends	59	2,288	4,892
Net income available to common stockholders	38,398	20,698	74,242

Weighted average shares outstanding, basic	68,985	63,538	57,501
Dilutive common stock equivalents	388	1,314	6,416
Weighted average shares outstanding, diluted	69,373	64,852	63,917
Earnings per share, basic	$0.56	$0.33	$1.29
Earnings per share, diluted	$0.55	$0.32	$1.24
For the years ended December 31, 2014 and 2012, the weighted average number of diluted shares includes all potentially dilutive securities. For the year ended December 31, 2013, we have excluded 4,509 common stock equivalents from the weighted average number of diluted shares outstanding as the effect of including such shares would be anti-dilutive.

(20)	Related Party Transactions
(a)Preferred Stock Conversions
In 2012, we issued 1,200,000 shares of 8.5% Series B Convertible Preferred Stock for $12,000 to certain shareholders of Alon Israel and their affiliates. During the years ended December 31, 2013 and 2012, 651,820 and 480,000 shares of Series B Convertible Preferred Stock were converted into 967,107 and 712,176 shares of our common stock, respectively. During the year ended December 31, 2014, there were no conversions of Preferred Stock to shares of our common stock. At December 31, 2014, 68,180 shares of Series B Convertible Preferred Stock remain outstanding.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)Development Agreement
We entered into a development agreement with BSRE Point Wells, LP (“BSRE”), a subsidiary of Alon Holdings Blue Square-Israel, Ltd., in conjunction with the sale of a parcel of land at Richmond Beach, Washington to BSRE. In order to enhance the value of the land with a view towards maximizing the proceeds from its sale, the agreement provides that Alon and BSRE intend to cooperate in the development and construction of a mixed-use residential and planned community real estate project on the land. As part of this agreement, we agreed to pay a quarterly development fee of $439 in exchange for the right to participate in the potential profits realized by BSRE from the development of the land. During each of the years ended December 31, 2014, 2013 and 2012, $1,755 was paid to BSRE.
(c)Purchase of Equipment
During the year ended December 31, 2012, we purchased, from an affiliate, hydrotreating equipment and other refinery processing equipment for $18,000 and $8,000, respectively.

(21)	Commitments and Contingencies

(a)	Leases
We have long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. We also have long-term lease commitments for land at our Krotz Springs refinery. In most cases we expect that in the normal course of business, our leases will be renewed or replaced by other leases. We have commitments under long-term operating leases for certain buildings, land, equipment and pipelines expiring at various dates over the next twenty-one years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2014, minimum lease payments on operating leases were as follows:

Year ending December 31,
2015	$28,263
2016	26,728
2017	24,684
2018	16,678
2019	9,564
2020 and thereafter	43,426
Total	$149,343
Total rental expense was $35,699, $33,965 and $34,943 for the years ended December 31, 2014, 2013 and 2012, respectively. Contingent rentals and subleases were not significant.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

We have an arrangement with Centurion Pipeline L.P. (“Centurion”) through June 2021. This arrangement gives us transportation pipeline capacity to ship crude oil from Midland to the Big Spring refinery using Centurion’s approximately forty-mile long pipeline system from Midland to Roberts Junction and our three-mile pipeline from Roberts Junction to the Big Spring refinery which we lease to Centurion. Our minimum throughput commitment is 25,000 bpd.
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
We have an environmental agreement with HEP pursuant to which we agreed to indemnify HEP against costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at the pipelines or terminals or from violations of environmental laws with respect to the pipelines and terminals occurring prior to February 28, 2005. Our environmental indemnification obligations under the environmental agreement expired on March 1, 2015. However, with respect to any remediation required for environmental conditions existing prior to February 28, 2005, we have the option under the environmental agreement to perform such remediation ourself in lieu of indemnifying HEP for their costs of performing such remediation. Pursuant to this option, we are continuing to perform the ongoing remediation at the Abilene and Wichita Falls terminals. Any remediation required under the terms of the environmental agreement is limited to the standards under the applicable environmental laws as in effect at February 28, 2005.
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
We have accrued environmental remediation obligations of $51,735 ($8,189 current liability and $43,546 non-current liability) at December 31, 2014, and $58,382 ($12,898 current liability and $45,484 non-current liability) at December 31, 2013. Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at a rate of 2.32%.
The table below summarizes our environmental liability accruals:

	As of December 31,
	2014	2013
Discounted environmental liabilities	$46,150	$35,938
Undiscounted environmental liabilities	5,585	22,444
Total accrued environmental liabilities	$51,735	$58,382

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

As of December 31, 2014, the estimated future payments of environmental obligations for which discounts have been applied are as follows:

Year ending December 31,
2015	$5,940
2016	5,517
2017	4,012
2018	3,437
2019	3,268
2020 and thereafter	32,058
Discounted environmental liabilities, gross	54,232
Less: Discount applied	8,082
Discounted environmental liabilities	$46,150
We have an indemnification agreement with a prior owner for remediation expenses at the Bakersfield refinery. We are required to make indemnification claims to the prior owner by March 15, 2015. We have recorded current receivables of $3,350 and $9,100 at December 31, 2014 and 2013, respectively, and non-current receivables of $1,774 at December 31, 2013.
In addition to the indemnification agreement related to the Bakersfield refinery, we have an indemnification agreement with a prior owner for part of the remediation expenses at certain other West Coast assets. We have recorded current receivables of $784 and $418 and non-current receivables of $3,030 and $2,499 at December 31, 2014 and 2013, respectively.

(22)	Quarterly Information (unaudited)
Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth
2014
Net sales	$1,683,245	$1,742,883	$1,850,097	$1,503,231
Operating income	38,960	18,932	94,005	49,675
Net income (loss)	8,375	(6,437)	53,474	14,456
Net income (loss) available to stockholders	785	(7,517)	38,482	6,707
Earnings (loss) per share:
Basic	$0.01	$(0.11)	$0.56	$0.10
Diluted	$0.01	$(0.11)	$0.55	$0.10

2013
Net sales	$1,651,196	$1,676,595	$1,892,836	$1,825,754
Operating income (loss)	125,831	42,032	(39,397)	20,967
Net income (loss)	73,651	19,942	(33,185)	(12,293)
Net income (loss) available to stockholders	54,184	11,496	(28,709)	(13,985)
Earnings (loss) per share:
Basic	$0.86	$0.17	$(0.47)	$(0.21)
Diluted	$0.80	$0.17	$(0.47)	$(0.21)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(23)	Subsequent Events
Dividend Declared
On February 5, 2015, our board of directors approved the regular quarterly cash dividend of $0.10 per share on our common stock, payable on March 16, 2015, to holders of record at the close of business on February 26, 2015.
Partnership Distribution
On February 5, 2015, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of $43,755, or $0.70 per common unit. The cash distribution was paid on March 2, 2015 to unitholders of record at the close of business on February 17, 2015. The total cash distribution paid to non-affiliated common unitholders was $8,055.
Amended Supply and Offtake Agreements
In February 2015, we amended the Supply and Offtake Agreements with J. Aron and extended the initial terms through May 2021 for the Big Spring and Krotz Springs refineries. J. Aron may elect to terminate the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries prior to the expiration of the initial term beginning in May 2018 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2020 on six months prior notice.

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

10.14
Second Amended and Restated Credit Agreement, dated as of March 14, 2014, among Southwest Convenience Stores, LLC, Skinny’s, LLC, as the Borrowers, Alon Brands, Inc., as a Guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, LC Issuer, Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 26, 2014, SEC File No. 001-32567).

10.15
Credit and Guaranty Agreement, dated as of November 13, 2012, among Alon USA Energy, Inc., Alon USA Partners, LP, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 19, 2012, SEC File No. 001-32567).

10.16
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

10.17
Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2009, SEC File No. 001-32567).

10.18
Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.19*
Amendment, dated as of June 17, 2005, to the Management and Consulting Agreement, dated as of August 1, 2003, among Alon USA, Inc., Alon Israel Oil Company, Ltd. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.21.1 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.20*
Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.21*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.22*
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2011, SEC File No. 001-32567).

10.23*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).

10.24*
Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.25*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.26*
Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by the Company on March 15, 2007, SEC File No. 001-32567).

10.27*
Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.28*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.29*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.30*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.31*
Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC (incorporated by reference to Exhibit 10.47 to Form 10-K, filed by the Company on March 14, 2013 SEC File No. 001-32567).

10.32*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.33*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.34*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.35*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.36*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.37*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.38*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.39*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.40*
Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.41
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

10.44
Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA Operating, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.45
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
10.47
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

10.49*
Amendment to Shareholder Agreements among the Company, Alon Assets, Inc., Alon Operating, Inc., Claire Hart and Claire Hart/IRA, dated June 20, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on June 26, 2012, SEC File No. 001-32567).

10.50
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

10.56
Amendment to Shareholder Agreements – Option Shares, between Alon Assets, Inc., Alon Operating, Inc., Alon USA Energy, Inc. and Joseph A. Concienne, dated October 3, 2011 (incorporated by reference to Exhibit 10.68 to Form 10-K Filed by the Company on March13, 2012, SEC File No. 001-32567).

10.57*
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.58*
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

10.60*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.61*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.62*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.63*
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

Exhibit No.	Description of Exhibit
10.65*	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).
10.66
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.67
Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.68
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

10.70
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.71
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

10.74
Amended and Restated Stockholders Agreement dated as of March 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.88 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.75†
First Amendment to Amended and Restated Stockholders Agreement dated as of December 31, 2009, by and among Alon USA Energy, Inc., Alon Refining Louisiana, Inc., Alon Louisiana Holdings, Inc. and Alon Israel Oil Company, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 5, 2010, SEC File No. 001-32567).

10.76
Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.76 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

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

10.79†
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

10.80
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 26, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.80 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.81†
Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 26, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2013, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.82
Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.82 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.83†
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon USA, LP and J.Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 11, 2011, SEC File No. 001-32567).

10.84
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP, and J. Aron & Company, dated March 1, 2011 (incorporated by reference to Exhibit 10.84 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.85†
Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 10, 2013, SEC File No. 001-32567).

10.86†
Supply and Offtake Agreement by and between J. Aron & Company and Alon Supply, Inc., dated May 30, 2012 (incorporated by reference to Exhibit 10.86 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

10.87
Amendment, dated as of July 20, 2012, to the Supply and Offtake Agreement, dated May 30, 2012, by and between Alon Supply, Inc., and J. Aron and Company (incorporated by reference to Exhibit 10.87 to Form 10-K, filed by the Company on March 14, 2014, SEC File No. 001-32567).

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
100
The following financial information from Alon USA Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statement of Stockholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2015	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2015	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	March 13, 2015	By:	/s/ Jeff D. Morris
Jeff D. Morris
Vice Chairman of the Board

Date:	March 13, 2015	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	March 13, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	March 13, 2015	By:	/s/ Ron W. Haddock
Ron W. Haddock
Director

Date:	March 13, 2015	By:
Boaz Biran
Director

Date:	March 13, 2015	By:	/s/ Yonel Cohen
Yonel Cohen
Director

Date:	March 13, 2015	By:	/s/ Yeshayuhu Pery
Yeshayuhu Pery
Director

Date:	March 13, 2015	By:	/s/ Zalman Segal
Zalman Segal
Director

Date:	March 13, 2015	By:	/s/ Ilan Cohen
Ilan Cohen
Director

Date:	March 13, 2015	By:
Shraga F. Biran
Director

Date:	March 13, 2015	By:
Oded Rubinstein
Director

Date:	March 13, 2015	By:	/s/ Mordehay Ventura
Mordehay Ventura
Director

Date:	March 13, 2015	By:	/s/ Amit Ben Itzhak
Amit Ben Itzhak
Director