Form 10-Q
period 2015-03-31
Alon USA Energy, Inc.
filed 2015-05-08
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2015, was 70,334,361.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,465	$214,961
Accounts and other receivables, net	193,688	153,859
Income tax receivable	—	9,196
Inventories	102,047	122,803
Deferred income tax asset	14,774	11,228
Prepaid expenses and other current assets	25,339	26,315
Total current assets	526,313	538,362
Equity method investments	24,822	25,376
Property, plant and equipment, net	1,358,336	1,372,344
Goodwill	101,913	101,913
Other assets, net	163,039	162,879
Total assets	$2,174,423	$2,200,874
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$266,154	$292,217
Accrued liabilities	100,570	104,391
Current portion of long-term debt	15,089	15,089
Total current liabilities	381,813	411,697
Other non-current liabilities	188,139	182,659
Long-term debt	536,330	548,598
Deferred income tax liability	378,484	384,142
Total liabilities	1,484,766	1,527,096
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 0 and 68,180 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	682
Common stock, par value $0.01, 150,000,000 shares authorized; 70,174,290 and 69,606,944 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	702	696
Additional paid-in capital	516,877	517,127
Accumulated other comprehensive loss, net of tax	(10,138)	(8,458)
Retained earnings	146,861	126,851
Total stockholders’ equity	654,302	636,898
Non-controlling interest in subsidiaries	35,355	36,880
Total equity	689,657	673,778
Total liabilities and equity	$2,174,423	$2,200,874

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2015	2014
Net sales (1)	$1,103,240	$1,683,245
Operating costs and expenses:
Cost of sales	894,488	1,506,545
Direct operating expenses	64,205	70,678
Selling, general and administrative expenses	45,596	39,389
Depreciation and amortization	31,962	29,878
Total operating costs and expenses	1,036,251	1,646,490
Gain on disposition of assets	572	2,205
Operating income	67,561	38,960
Interest expense	(21,037)	(28,015)
Equity losses of investees	(554)	(459)
Other income (loss), net	46	(17)
Income before income tax expense	46,016	10,469
Income tax expense	11,961	2,094
Net income	34,055	8,375
Net income attributable to non-controlling interest	7,116	7,590
Net income available to stockholders	$26,939	$785
Earnings per share, basic	$0.39	$0.01
Weighted average shares outstanding, basic (in thousands)	69,485	68,617
Earnings per share, diluted	$0.38	$0.01
Weighted average shares outstanding, diluted (in thousands)	71,142	69,067
Cash dividends per share	$0.10	$0.06
___________

(1)	Includes excise taxes on sales by the retail segment of $18,056 and $17,810 for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$34,055	$8,375
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding loss arising during period	(930)	—
Loss reclassified to earnings - interest expense	15	—
Net loss, before tax	(915)	—
Income tax benefit	(339)	—
Net loss, net of tax	(576)	—
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	6,070	23,582
Amortization of unrealized (gain) loss on de-designated cash flow hedges - cost of sales	(7,982)	8,275
Net gain (loss), before tax	(1,912)	31,857
Income tax expense (benefit)	(708)	11,787
Net gain (loss), net of tax	(1,204)	20,070
Total other comprehensive income (loss), net of tax	(1,780)	20,070
Comprehensive income	32,275	28,445
Comprehensive income attributable to non-controlling interest	7,016	8,277
Comprehensive income attributable to stockholders	$25,259	$20,168

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$34,055	$8,375
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	31,962	29,878
Stock compensation	1,539	1,566
Deferred income taxes	(8,159)	(1,006)
Equity losses of investees	554	459
Amortization of debt issuance costs	808	1,175
Amortization of original issuance discount	1,503	1,663
Gain on disposition of assets	(572)	(2,205)
Unrealized (gain) loss on commodity swaps	(18,403)	6,606
Changes in operating assets and liabilities:
Accounts and other receivables, net	(23,434)	6,320
Income tax receivable	9,196	10,184
Inventories	20,756	(20,561)
Prepaid expenses and other current assets	976	(4,206)
Other assets, net	(5,979)	(345)
Accounts payable	(61,223)	30,380
Accrued liabilities	(7,365)	(8,124)
Other non-current liabilities	4,565	2,555
Net cash provided by (used in) operating activities	(19,221)	62,714
Cash flows from investing activities:
Capital expenditures	(10,749)	(18,160)
Capital expenditures for turnarounds and catalysts	(2,333)	(14,847)
Contribution to equity method investment	—	(597)
Proceeds from disposition of assets	1,469	40,000
Net cash provided by (used in) investing activities	(11,613)	6,396
Cash flows from financing activities:
Dividends paid to stockholders	(6,914)	(4,102)
Dividends paid to non-controlling interest	(82)	(135)
Distributions paid to non-controlling interest in the Partnership	(8,055)	(2,070)
Inventory agreement transactions	35,160	—
Deferred debt issuance costs	—	(1,844)
Revolving credit facilities, net	(10,000)	—
Additions to long-term debt	—	145,000
Payments on long-term debt	(3,771)	(75,166)
Net cash provided by financing activities	6,338	61,683
Net increase (decrease) in cash and cash equivalents	(24,496)	130,793
Cash and cash equivalents, beginning of period	214,961	224,499
Cash and cash equivalents, end of period	$190,465	$355,292
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$19,519	$28,832
Refunds received for income tax	$(29)	$(10,184)
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$661	$—

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2015.
Our consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The requirements of the new standard (unless amended) are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. We are evaluating the guidance to determine the method of adoption and the impact of this standard on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update simplifying the presentation of debt issuance costs. The new standard requires that all cost incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the effect that adopting the updated guidance will have on our consolidated financial statements and related disclosures.

(2)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated wholesale marketing operations. As of March 31, 2015, the 11,506,550 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership.
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
On March 2, 2015, the Partnership paid a cash distribution of $43,755, or $0.70 per unit. The total cash distribution paid to non-affiliated common unitholders was $8,055.

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
(a)Refining and Marketing Segment
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (the “California refineries”). Our refineries have a combined crude oil throughput capacity of approximately 217,000 barrels per day (“bpd”). We refine crude oil into petroleum products including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States. Our California refineries did not process crude oil during the three months ended March 31, 2015 and 2014 due to the high cost of crude oil relative to product yield and low asphalt demand.
We supply gasoline and diesel to 642 Alon branded retail sites, including our retail segment convenience stores. During 2015, approximately 53% of the gasoline and 24% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 67 licensed locations that are not under fuel supply agreements.
(b)Asphalt Segment
We own or operate 10 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Arizona (Phoenix and Flagstaff), and Nevada (Fernley) (50% interest) as well as through a 50% interest in Wright Asphalt Products Company, LLC, which specializes in patented ground tire rubber modified asphalt products. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data. Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
(c)Retail Segment
Our retail segment operates 293 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
(d)Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three month periods ended March 31, 2015 and 2014 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2015
Net sales to external customers	$876,603	$50,652	$175,985	$—	$1,103,240
Intersegment sales (purchases)	82,889	(10,931)	(71,958)	—	—
Depreciation and amortization	27,311	1,145	3,037	469	31,962
Operating income (loss)	75,647	(14,431)	6,990	(645)	67,561
Total assets	1,836,655	113,785	203,056	20,927	2,174,423
Turnarounds, catalysts and capital expenditures	6,739	1,406	3,316	1,621	13,082

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2014
Net sales to external customers	$1,365,826	$96,171	$221,248	$—	$1,683,245
Intersegment sales (purchases)	139,092	(16,983)	(122,109)	—	—
Depreciation and amortization	25,368	1,200	2,714	596	29,878
Operating income (loss)	40,004	(3,205)	2,933	(772)	38,960
Total assets	1,997,998	120,691	204,088	22,947	2,345,724
Turnarounds, catalysts and capital expenditures	27,043	1,718	3,381	865	33,007
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
The carrying amounts of our cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative instruments are carried at fair value, which are based on quoted market prices. Derivative instruments are our only assets and liabilities measured at fair value on a recurring basis.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Assets:
Commodity contracts (swaps)	$—	$59,231	$—	$59,231
Fair value hedges	—	30,691	—	30,691
Liabilities:
Commodity contracts (futures and forwards)	882	—	—	882
Interest rate swaps	—	2,153	—	2,153

As of December 31, 2014
Assets:
Commodity contracts (swaps)	$—	$42,740	$—	$42,740
Fair value hedges	—	24,903	—	24,903
Liabilities:
Commodity contracts (futures and forwards)	333	—	—	333
Interest rate swaps	—	1,238	—	1,238

(5)	Derivative Financial Instruments
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
We also have economic hedges in the form of swap contracts that fix price differentials between different types of crude oil and the crack spreads between certain refined products and the crude oil that we use at our refineries. At March 31, 2015, these swap contracts had aggregate purchase volumes of 7,830 thousand barrels of crude oil and refined products with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 7 that have been accounted for as fair value hedges, which had purchase volumes of 802 thousand barrels of crude oil as of March 31, 2015.
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
Commodity Derivatives. As of March 31, 2015, we did not have any commodity swap contracts accounted for as cash flow hedges. In January 2015, we elected to de-designate the commodity swap contracts that were previously designated as cash flow hedges. As of March 31, 2015, these contracts were accounted for as economic hedges, as mentioned above. As of March 31, 2015, unrealized gains of $33,966 were classified in OCI that related to the application of hedge accounting prior to de-designation, which will be reclassified into earnings as the underlying transactions occur through the remainder of 2015. During the three months ended March 31, 2015, we reclassified $7,982 of gains from OCI into cost of sales related to these de-designated cash flow hedges. During the three months ended March 31, 2014, we reclassified $8,275 of losses from OCI into cost of sales related to previously de-designated cash flow hedges that settled in 2014.
Related to commodity swap cash flow hedges in other comprehensive income (“OCI”), we recognized unrealized gains (losses) of $(1,912) and $31,857 for the three months ended March 31, 2015 and 2014, respectively.
Interest Rate Derivatives. In April 2014, we entered into three interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loan feature within the retail credit agreement. The interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of the term loan throughout the duration of the interest rate swaps. As of March 31, 2015, the outstanding principal of the term loan was $100,833. The interest rate swaps lock in an average fixed interest rate of 0.60% in 2015; 1.47% in 2016; 2.35% in 2017; 3.09% in 2018 and 3.28% in 2019. Related to these transactions in OCI, we recognized unrealized losses of $915 for the three months ended March 31, 2015.
For the three months ended March 31, 2015 and 2014, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of March 31, 2015, we have net unrealized gains of $31,813 classified in OCI related to cash flow hedges, including amounts related to the de-designated cash flow hedges. Assuming interest rates remain unchanged, unrealized gains of $33,693 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,050	Accrued liabilities	$1,932
Commodity contracts (swaps)	Accounts receivable	47,513		—
Commodity contracts (swaps)	Other assets	11,718		—
Total derivatives not designated as hedging instruments		60,281		1,932

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$2,153
Fair value hedges	Other assets	30,691		—
Total derivatives designated as hedging instruments		30,691		2,153
Total derivatives		$90,972		$4,085

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	As of December 31, 2014
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
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2015
Commodity contracts (swaps)	$(1,912)	Cost of sales	$7,982		$—
Interest rate swaps	(915)	Interest expense	(15)		—
Total derivatives	$(2,827)		$7,967		$—

For the Three Months Ended March 31, 2014
Commodity contracts (swaps)	$31,857	Cost of sales	$(8,275)		$—
Total derivatives	$31,857		$(8,275)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2015	2014
Fair value hedges (1)	Interest expense	$5,788	$(2,607)
Total derivatives		$5,788	$(2,607)
___________

(1)	Changes in the fair value hedges are substantially offset by changes in the hedged items.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$(5,358)	$(985)
Commodity contracts (swaps)	Cost of sales	21,861	2,037
Total derivatives		$16,503	$1,052
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,699	$(649)	$1,050	$(1,050)	$—	$—
Commodity contracts (swaps)	65,050	(5,819)	59,231	—	—	59,231
Fair value hedges	30,691	—	30,691	—	—	30,691
Derivative Liabilities:
Commodity contracts (futures and forwards)	$2,581	$(649)	$1,932	$(1,050)	$—	$882
Commodity contracts (swaps)	5,819	(5,819)	—	—	—	—
Interest rate swaps	2,153	—	2,153	—	—	2,153

As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$8,508	$(1,340)	$7,168	$(7,168)	$—	$—
Commodity contracts (swaps)	49,204	(6,464)	42,740	—	—	42,740
Fair value hedges	24,903	—	24,903	—	—	24,903
Derivative Liabilities:
Commodity contracts (futures and forwards)	$8,841	$(1,340)	$7,501	$(7,168)	$—	$333
Commodity contracts (swaps)	6,464	(6,464)	—	—	—	—
Interest rate swaps	1,238	—	1,238	—	—	1,238
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
The cost of meeting our obligations under these compliance programs was $12,696 and $7,781 for the three months ended March 31, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(6)	Inventories
Carrying value of inventories consisted of the following:

	March 31, 2015	December 31, 2014
Crude oil, refined products, asphalt and blendstocks	$36,067	$48,027
Crude oil consignment inventory (Note 7)	13,393	18,350
Materials and supplies	24,410	22,269
Store merchandise	22,774	27,418
Store fuel	5,403	6,739
Total inventories	$102,047	$122,803
The market value of refined products, asphalt and blendstock inventories exceeded last-in, first-out (“LIFO”) costs by $8,186 and $7,713 at March 31, 2015 and December 31, 2014, respectively. Crude oil inventories on a LIFO cost basis, net of the fair value hedged items, were lower than the market value of crude oil inventories by $25,118 and $17,754 at March 31, 2015 and December 31, 2014, respectively.

(7)	Inventory Financing Agreements
We have entered into Supply and Offtake Agreements and other associated agreements (together the “Supply and Offtake Agreements”) with J. Aron & Company (“J. Aron”), to support the operations of our Big Spring, Krotz Springs and California refineries and most of our asphalt terminals. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the refineries.
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
At March 31, 2015 and December 31, 2014, we had net current payables to J. Aron for purchases of $7,132 and $46,303, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179,

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

respectively. At March 31, 2015 and December 31, 2014, we had non-current liabilities for the original financing of $39,861 and $39,060, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $672 and $4,212 at March 31, 2015 and December 31, 2014, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
Refining facilities	$1,827,657	$1,820,565
Pipelines and terminals	43,439	43,439
Retail	202,623	200,354
Other	19,554	17,988
Property, plant and equipment, gross	2,093,273	2,082,346
Accumulated depreciation	(734,937)	(710,002)
Property, plant and equipment, net	$1,358,336	$1,372,344
Disposition of Assets
In January 2014, we sold our Willbridge, Oregon asphalt terminal for $40,000. The terminal was included in our asphalt segment and allocated goodwill of $4,030. For the three months ended March 31, 2014, a pre-tax gain of $1,943 was recognized and has been included in gain on disposition of assets in our consolidated statements of operations.

(9)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2015	December 31, 2014
Deferred turnaround and catalyst cost	$56,372	$60,753
Environmental receivables (Note 15)	2,843	3,030
Deferred debt issuance costs	9,761	10,569
Intangible assets, net	7,511	7,647
Receivable from supply and offtake agreements (Note 7)	26,179	26,179
Commodity contracts	11,718	11,622
Fair value hedges (Note 7)	30,691	24,903
Other, net	17,964	18,176
Total other assets	$163,039	$162,879

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2015	December 31, 2014
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$33,295	$47,071
Employee costs	20,849	13,297
Commodity contracts	1,932	7,501
Accrued finance charges	847	1,826
Environmental accrual (Note 15)	8,189	8,189
Other	35,458	26,507
Total accrued liabilities	$100,570	$104,391

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$52,689	$52,135
Environmental accrual (Note 15)	41,185	43,546
Asset retirement obligations	12,326	12,328
Consignment inventory obligations (Note 7)	70,552	63,963
Interest rate swaps	2,153	1,238
Other	9,234	9,449
Total other non-current liabilities	$188,139	$182,659

(10)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three months ended March 31, 2015 and 2014 consisted of the following:

	For the Three Months Ended
	March 31,
	2015	2014
Components of net periodic benefit cost:
Service cost	$996	$856
Interest cost	1,256	1,238
Expected return on plan assets	(1,582)	(1,370)
Amortization of net loss	839	596
Net periodic benefit cost	$1,509	$1,320
Our estimated contributions to our pension plans during 2015 have not changed significantly from amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2014. For the three months ended March 31, 2015 and 2014, we contributed $1,030 and $1,160, respectively, to our qualified pension plans.

(11)	Indebtedness
Debt consisted of the following:

	March 31, 2015	December 31, 2014
Term loan credit facilities	$262,586	$264,359
Alon USA, LP Credit Facility	50,000	60,000
Convertible senior notes	127,657	126,298
Retail credit facilities	111,176	113,030
Total debt	551,419	563,687
Less: Current portion	15,089	15,089
Total long-term debt	$536,330	$548,598

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $55,751 and $54,227 at March 31, 2015 and December 31, 2014, respectively.
We had borrowings of $50,000 and $60,000 and letters of credit of $36,863 and $23,511 outstanding under the Alon USA, LP $240,000 revolving credit facility at March 31, 2015 and December 31, 2014, respectively.
In May 2015, the Alon USA, LP $240,000 revolving credit facility was amended to, among other matters, extend the expiration date to May 2019.
(b) Convertible Senior Notes
The conversion rate for the Convertible Senior Notes is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2015, the conversion rate was adjusted to 69.116 shares of our common stock per each $1 (in thousands) principal amount of Convertible Senior Notes, equivalent to a conversion price of approximately $14.47 per share, to reflect cash dividend adjustments. The strike price for the warrants was adjusted to $19.66 per share. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture. The Convertible Senior Notes holders may require us to render a make-whole payment to holders under certain circumstances, including in the event of a change in control, as defined in the indenture. As of March 31, 2015, there have been no conversions of the Convertible Senior Notes.
(c) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At March 31, 2015, we were in compliance with these covenants.

(12)	Stock-Based Compensation (share values in dollars)
Our overall executive incentive compensation program permits the granting of awards to our directors, officers and key employees in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses.
Restricted Stock. As of March 31, 2015 and December 31, 2014, we had 643,999 non-vested restricted shares.
Compensation expense for restricted stock awards amounted to $799 and $488 for the three months ended March 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Restricted Stock Units. In 2011, we granted 500,000 restricted stock units to our CEO and President at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vested on March 1, 2015. Compensation expense for restricted stock units amounted to $249 and $374 for the three months ended March 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of March 31, 2015, there was $3,467 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 year.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(13)	Equity (share values in dollars)
Changes to equity during the three months ended March 31, 2015 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$636,898	$36,880	$673,778
Other comprehensive income	(1,680)	(100)	(1,780)
Stock compensation	(937)	(404)	(1,341)
Dividends of common stock on preferred stock	(4)	—	(4)
Distributions to non-controlling interest in the Partnership	—	(8,055)	(8,055)
Dividends	(6,914)	(82)	(6,996)
Net income	26,939	7,116	34,055
Balance at March 31, 2015	$654,302	$35,355	$689,657
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the three months ended March 31, 2015, 164,822 shares of our common stock were issued in exchange for 881.12 shares of Alon Assets. At March 31, 2015, 1,095,600 shares of our common stock are available to be exchanged for the outstanding shares held by non-controlling interest shareholders of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $484 and $697 for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Preferred Stock
Preferred Stock Conversion. During the three months ended March 31, 2015, the remaining 68,180 shares of our preferred stock were converted to 101,150 shares of our common stock.

(c)	Dividends
Common Stock Dividends. On March 16, 2015, we paid a regular quarterly cash dividend of $0.10 per share on common stock to stockholders of record at the close of business on February 26, 2015.
Preferred Stock Dividends. During the three months ended March 31, 2015, we issued 771 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders, prior to the preferred stock conversion into our common stock.

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2014	$21,330	$(29,788)	$(8,458)
Other comprehensive income before reclassifications	3,241	—	3,241
Amounts reclassified from accumulated other comprehensive loss	(4,921)	—	(4,921)
Net current-period other comprehensive loss	(1,680)	—	(1,680)
Balance at March 31, 2015	$19,650	$(29,788)	$(10,138)

(14)	Earnings Per Share
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings per share, basic and diluted, for the three months ended March 31, 2015 and 2014, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended
	March 31,
	2015	2014
Net income available to stockholders	$26,939	$785
Less: preferred stock dividends	15	15
Net income available to common stockholders	26,924	770

Weighted average shares outstanding, basic	69,485	68,617
Dilutive common stock equivalents	1,657	450
Weighted average shares outstanding, diluted	71,142	69,067
Earnings per share, basic	$0.39	$0.01
Earnings per share, diluted	$0.38	$0.01
For the three months ended March 31, 2015, the weighted average diluted shares includes all potentially dilutive common stock equivalents. For the three months ended March 31, 2014, we have excluded 101 common stock equivalents from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive.

(15)	Commitments and Contingencies

(a)	Commitments
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
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter is currently scheduled for trial in October 2015. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have accrued environmental remediation obligations of $49,374 ($8,189 current liability and $41,185 non-current liability) at March 31, 2015, and $51,735 ($8,189 current liability and $43,546 non-current liability) at December 31, 2014.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

We have an indemnification agreement with a prior owner for remediation expenses at the Bakersfield refinery. We have recorded current receivables of $717 and $3,350 at March 31, 2015 and December 31, 2014, respectively.
In addition to the indemnification agreement related to the Bakersfield refinery, we have an indemnification agreement with a prior owner for part of the remediation expenses at certain other West Coast assets. We have recorded current receivables of $784 and $784 and non-current receivables of $2,843 and $3,030 at March 31, 2015 and December 31, 2014, respectively.

(16)	Subsequent Events
Alon USA, LP Credit Facility
In May 2015, the Alon USA, LP $240,000 revolving credit facility was amended to, among other matters, extend the expiration date to May 2019.
Dividend Declared
On May 5, 2015, our board of directors declared an increase in the regular quarterly cash dividend of $0.10 to $0.15 per share on our common stock, payable on June 5, 2015, to holders of record at the close of business on May 19, 2015.
Partnership Distribution
On May 4, 2015, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $44,380, or $0.71 per common unit. The cash distribution will be paid on May 26, 2015 to unitholders of record at the close of business on May 18, 2015. The total cash distribution payable to non-affiliated common unitholders will be approximately $8,170.
Delek US Holdings, Inc. Share Purchase Agreement
On April 14, 2015, Delek US Holdings, Inc. entered into a definitive stock purchase agreement with Alon Israel Oil Company, Ltd. to purchase approximately 48% of our common stock. This transaction, which has received Hart-Scott-Rodino clearance, is expected to close as early as May 12, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. In this document, the words “Alon,” “the Company,” “we,” “our” and “us” refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary, and not to any other person. Generally, the words “we,” “our” and “us” include Alon USA Partners, LP and its subsidiaries (the “Partnership”) as consolidated subsidiaries of Alon USA Energy, Inc.
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

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	the effects of and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of renewable identification numbers;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	the easing of logistical and infrastructure constraints at Cushing;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors.”
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
Company Overview
We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California, Oregon and Louisiana and have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate 293 convenience stores in Central and West Texas and New Mexico.
Refining and Marketing Segment. Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our refineries have a combined crude oil throughput capacity of approximately 217,000 bpd. We refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States. Our California refineries did not process crude oil in 2015 and 2014 due to the high cost of crude oil relative to product yield and low asphalt demand.
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
We supply gasoline and diesel to 642 Alon branded retail sites, including our retail segment convenience stores. In 2015, approximately 53% of the gasoline and 24% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 67 licensed locations that are not under fuel supply agreements.
We market transportation fuel production from our Krotz Springs refinery through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
Asphalt Segment. We own or operate 10 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest), as well as through a 50% interest in Wright Asphalt Products Company, LLC, which specializes in patented ground tire rubber modified asphalt products. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.
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
Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and highway construction/maintenance contractors as GTR, polymer modified or emulsion asphalt. Sales of asphalt are seasonal with the majority of sales occurring between May and October.

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
For additional information on each of our operating segments, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2015 was $67.6 million, compared to $39.0 million in the same period last year. Our operational and financial highlights for the first quarter of 2015 include the following:

•
Combined refinery average throughput for the first quarter of 2015 was 145,229 bpd, compared to a combined refinery average throughput of 135,363 bpd for the first quarter of 2014. The Big Spring refinery average throughput for the first quarter of 2015 was 72,360 bpd, compared to 73,296 bpd for the first quarter of 2014. The Krotz Springs refinery average throughput for the first quarter of 2015 was 72,869 bpd, compared to 62,067 bpd for the first quarter of 2014. During a portion of the three months ended March 31, 2014, our Krotz Springs refinery was shut down for crude unit maintenance.

•
Refinery operating margin at the Big Spring refinery was $13.80 per barrel for the first quarter of 2015 compared to $14.77 per barrel for the same period in 2014. This decrease was primarily due to a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a higher Gulf Coast 3/2/1 crack spread.

•
Refinery operating margin at the Krotz Springs refinery was $9.52 per barrel for the first quarter of 2015 compared to $7.39 per barrel for the same period in 2014. This increase was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread, partially offset by a narrowing of both the WTI Cushing to WTI Midland spread and the LLS to WTI Cushing spread.

•
The average Gulf Coast 3/2/1 crack spread was $17.74 per barrel for the first quarter of 2015 compared to $16.81 per barrel for the first quarter of 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the first quarter of 2015 was $13.41 per barrel compared to $10.75 per barrel for the first quarter of 2014.

•
The average WTI Cushing to WTS spread for the first quarter of 2015 was $1.76 per barrel compared to $3.67 per barrel for the same period in 2014. The average WTI Cushing to WTI Midland spread for the first quarter of 2015 was $1.95 per barrel compared to $3.54 per barrel for the same period in 2014. The average LLS to WTI Cushing spread for the first quarter of 2015 was $2.64 per barrel compared to $6.00 per barrel for the same period in 2014.

•
Asphalt margins in the first quarter of 2015 were $84.76 per ton compared to $79.59 per ton in the first quarter of 2014. This increase was primarily due to lower costs of asphalt purchased during the first quarter of 2015 compared to 2014.

•
Retail fuel sales volume increased to 46.1 million gallons in the first quarter of 2015 from 45.5 million gallons in the first quarter of 2014. Merchandise margins increased to 33.2% in the first quarter of 2015 from 31.5% in the first quarter of 2014.

•	During the quarter, a new four-year labor agreement was reached with the employees of the Big Spring refinery that were covered by a collective bargaining agreement.
Major Influences on Results of Operations
Refining and Marketing. Earnings and cash flows from our refining and marketing segment are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. These prices depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, not necessarily fluctuations in those prices, that affects our earnings.
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
Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the price of WTI Cushing crude oil and the price of WTS, a medium, sour crude oil. We refer to this differential as the WTI Cushing/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland crude oil.
The Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of the Krotz Springs refinery’s crude oil input. This input is primarily comprised of LLS crude oil and WTI Midland crude oil.
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production and infrastructure constraints in the Permian Basin. Although West Texas crudes are typically transported to Cushing and to the Gulf Coast for sale, current logistical and infrastructure constraints are limiting the ability of Permian Basin producers to transport their production to Cushing and to the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crudes at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for both our Big Spring and Krotz Springs refineries. Alternatively, an easing of the current logistical and infrastructure constraints through new pipeline construction or expansion could reduce this differential, which will have an adverse effect on our margins.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, both our Big Spring and Krotz Springs refineries are influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing will favorably influence both the Big Spring and Krotz Springs refineries’ operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A widening of the spread between Brent and LLS will favorably influence the Krotz Springs refinery operating margins.
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

Asphalt. Earnings and cash flows from our asphalt segment depend primarily upon the margin between the price at which we sell our asphalt and the price asphalt is purchased from third parties or the transfer price for asphalt produced at the Big Spring refinery. Asphalt is transferred to our asphalt segment from our refining and marketing segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices. A portion of our asphalt sales are made using fixed price contracts for delivery at future dates. Because these contracts are priced using market prices for asphalt at the time of the contract, a change in the cost of crude oil between the time we enter into the contract and the time we produce the asphalt can positively or negatively influence the earnings of our asphalt segment. Demand for paving asphalt products is higher during warmer months than during colder months due to seasonal increases in road construction work. As a result, revenues from our asphalt segment for the first and fourth calendar quarters are expected to be lower than those for the second and third calendar quarters.
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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2015 and 2014 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During a portion of the three months ended March 31, 2014, our Krotz Springs refinery was shut down for crude unit maintenance.
Certain Derivative Impacts
Included in the consolidated statements of operations in cost of sales for the three months ended March 31, 2015 and 2014 are realized and unrealized gains (losses) on commodity swaps of $29.8 million and $(6.2) million, respectively.
Crude Oil Pricing Environment
A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our expense and a contango environment reduces our expense. Interest expense in the first quarter 2015 compared to the first quarter 2014 was lower because crude oil prices moved from backwardation into contango.

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
Refining and marketing net sales consist of gross sales, net of customer rebates, discounts and excise taxes and include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Asphalt net sales consist of gross sales, net of any discounts and applicable taxes. Our petroleum and asphalt product sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including excise taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
Cost of Sales. Refining and marketing cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs, which include costs associated with our crude oil and product pipelines. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes motor fuels and merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs and associated excise taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization expense, which is presented separately in the consolidated statements of operations.
Direct Operating Expenses. Direct operating expenses, which relate to our refining and marketing and asphalt segments, include costs associated with the actual operations of our refineries and asphalt terminals, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs.
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of costs relating to the operations of our convenience stores, including labor, utilities, maintenance and retail corporate overhead costs. Corporate overhead and wholesale marketing expenses are also included in SG&A expenses for the refining and marketing and asphalt segments.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2015 and 2014. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2014 is unaudited.

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,103,240	$1,683,245
Operating costs and expenses:
Cost of sales	894,488	1,506,545
Direct operating expenses	64,205	70,678
Selling, general and administrative expenses (2)	45,596	39,389
Depreciation and amortization (3)	31,962	29,878
Total operating costs and expenses	1,036,251	1,646,490
Gain on disposition of assets	572	2,205
Operating income	67,561	38,960
Interest expense	(21,037)	(28,015)
Equity losses of investees	(554)	(459)
Other income (loss), net	46	(17)
Income before income tax expense	46,016	10,469
Income tax expense	11,961	2,094
Net income	34,055	8,375
Net income attributable to non-controlling interest	7,116	7,590
Net income available to stockholders	$26,939	$785
Earnings per share, basic	$0.39	$0.01
Weighted average shares outstanding, basic (in thousands)	69,485	68,617
Earnings per share, diluted	$0.38	$0.01
Weighted average shares outstanding, diluted (in thousands)	71,142	69,067
Cash dividends per share	$0.10	$0.06
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(19,221)	$62,714
Investing activities	(11,613)	6,396
Financing activities	6,338	61,683
OTHER DATA:
Adjusted EBITDA (4)	$98,443	$66,157
Capital expenditures (5)	10,749	18,160
Capital expenditures for turnarounds and catalysts	2,333	14,847

	March 31, 2015	December 31, 2014
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$190,465	$214,961
Working capital	144,500	126,665
Total assets	2,174,423	2,200,874
Total debt	551,419	563,687
Total debt less cash and cash equivalents	360,954	348,726
Total equity	689,657	673,778

(1)	Includes excise taxes on sales by the retail segment of $18,056 and $17,810 for the three months ended March 31, 2015 and 2014, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $176 and $175 for the three months ended March 31, 2015 and 2014, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $469 and $596 for the three months ended March 31, 2015 and 2014, respectively, which are not allocated to our three operating segments.

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

The following table reconciles net income available to stockholders to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Net income available to stockholders	$26,939	$785
Net income attributable to non-controlling interest	7,116	7,590
Income tax expense	11,961	2,094
Interest expense	21,037	28,015
Depreciation and amortization	31,962	29,878
Gain on disposition of assets	(572)	(2,205)
Adjusted EBITDA	$98,443	$66,157
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $(18,403) and $6,606 for the three months ended March 31, 2015 and 2014, respectively, which are included in net income available to stockholders. Additionally, adjusted EBITDA for the three months ended March 31, 2015 does not exclude a loss of $10,666 resulting from a price adjustment related to winter-fill asphalt inventory.

(5)	Includes corporate capital expenditures of $1,621 and $865 for the three months ended March 31, 2015 and 2014, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$959,492	$1,504,918
Operating costs and expenses:
Cost of sales	783,391	1,368,214
Direct operating expenses	56,326	60,798
Selling, general and administrative expenses	17,339	10,534
Depreciation and amortization	27,311	25,368
Total operating costs and expenses	884,367	1,464,914
Gain on disposition of assets	522	—
Operating income	$75,647	$40,004
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$13.80	$14.77
Refinery operating margin – Krotz Springs (2)	9.52	7.39
Refinery direct operating expense – Big Spring (3)	3.60	4.39
Refinery direct operating expense – Krotz Springs (3)	3.80	4.56
Capital expenditures	$4,406	$12,196
Capital expenditures for turnarounds and catalysts	2,333	14,847
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$17.74	$16.81
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$13.41	$10.75
WTI Cushing crude oil (per barrel)	$48.48	$98.65
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$1.95	$3.54
WTI Cushing less WTS	1.76	3.67
LLS less WTI Cushing	2.64	6.00
Brent less LLS	0.84	6.97
Brent less WTI Cushing	5.44	10.46
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.52	$2.66
Gulf Coast ultra-low sulfur diesel	1.69	2.93
Gulf Coast high sulfur diesel	1.55	2.84
Natural gas (per MMBtu)	2.81	4.72

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended
	March 31,
	2015		2014
	bpd	%	bpd	%
Refinery throughput:
WTS crude	44,865	62.0	35,345	48.2
WTI crude	24,137	33.4	35,982	49.1
Blendstocks	3,358	4.6	1,969	2.7
Total refinery throughput (4)	72,360	100.0	73,296	100.0
Refinery production:
Gasoline	36,192	49.7	36,290	49.6
Diesel/jet	26,086	35.9	24,674	33.6
Asphalt	3,278	4.5	3,406	4.6
Petrochemicals	4,810	6.6	4,412	6.0
Other	2,394	3.3	4,557	6.2
Total refinery production (5)	72,760	100.0	73,339	100.0
Refinery utilization (6)		94.5%		101.9%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended
	March 31,
	2015		2014
	bpd	%	bpd	%
Refinery throughput:
WTI crude	30,353	41.7	24,040	38.7
Gulf Coast sweet crude	37,038	50.8	35,710	57.6
Blendstocks	5,478	7.5	2,317	3.7
Total refinery throughput (4)	72,869	100.0	62,067	100.0
Refinery production:
Gasoline	34,527	46.3	30,888	48.9
Diesel/jet	30,690	41.2	25,873	41.0
Heavy Oils	1,334	1.8	594	0.9
Other	7,995	10.7	5,819	9.2
Total refinery production (5)	74,546	100.0	63,174	100.0
Refinery utilization (6)		91.1%		80.7%

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

The refinery operating margin for the three months ended March 31, 2015 and 2014 excludes realized and unrealized gains (losses) on commodity swaps of $29,843 and $(6,238), respectively. For the three months ended March 31, 2015, $9,035 related substantially to inventory adjustments was not included in cost of sales of either the Big Spring refinery or Krotz Springs refinery.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per ton data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$50,652	$96,171
Operating costs and expenses:
Cost of sales (1)(2)	54,283	87,734
Direct operating expenses	7,879	9,880
Selling, general and administrative expenses	1,776	2,728
Depreciation and amortization	1,145	1,200
Total operating costs and expenses	65,083	101,542
Gain on disposition of assets	—	2,166
Operating loss (5)	$(14,431)	$(3,205)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	65	84
Non-blended asphalt sales volume (tons in thousands) (4)	18	22
Blended asphalt sales price per ton (3)	$487.68	$546.21
Non-blended asphalt sales price per ton (4)	390.83	389.14
Asphalt margin per ton (5)	84.76	79.59
Capital expenditures	$1,406	$1,718

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $11,918 and $41,728 for the three months ended March 31, 2015 and 2014, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin for the three months ended March 31, 2015 excludes a loss of $10,666 resulting from a price adjustment related to winter-fill asphalt inventory. This loss is included in operating loss above.

RETAIL SEGMENT
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$175,985	$221,248
Operating costs and expenses:
Cost of sales (2)	139,703	189,689
Selling, general and administrative expenses	26,305	25,952
Depreciation and amortization	3,037	2,714
Total operating costs and expenses	169,045	218,355
Gain on disposition of assets	50	40
Operating income	$6,990	$2,933
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	293	296
Retail fuel sales (thousands of gallons)	46,095	45,516
Retail fuel sales (thousands of gallons per site per month)(3)	54	53
Retail fuel margin (cents per gallon) (4)	23.6	18.3
Retail fuel sales price (dollars per gallon) (5)	$2.16	$3.25
Merchandise sales	$76,102	$73,335
Merchandise sales (per site per month) (3)	$87	$83
Merchandise margin (6)	33.2%	31.5%
Capital expenditures	$3,316	$3,381

(1)	Includes excise taxes on sales of $18,056 and $17,810 for the three months ended March 31, 2015 and 2014, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At March 31, 2015, we had 293 retail convenience stores of which 282 sold fuel. At March 31, 2014, we had 296 retail convenience stores of which 285 sold fuel.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Sales
Consolidated. Net sales for the three months ended March 31, 2015 were $1,103.2 million, compared to $1,683.2 million for the three months ended March 31, 2014, a decrease of $580.0 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $959.5 million for the three months ended March 31, 2015, compared to $1,504.9 million for the three months ended March 31, 2014, a decrease of $545.4 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
Refined product prices decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2015 decreased $1.14, or 42.9%, to $1.52, compared to $2.66 for the three months ended March 31, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2015 decreased $1.24, or 42.3%, to $1.69, compared to $2.93 for the three months ended March 31, 2014. The average per gallon price of Gulf Coast high sulfur diesel for the three months ended March 31, 2015 decreased $1.29, or 45.4%, to $1.55, compared to $2.84 for the three months ended March 31, 2014.
Combined refinery average throughput for the three months ended March 31, 2015 was 145,229 bpd, consisting of 72,360 bpd at the Big Spring refinery and 72,869 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 135,363 bpd for the three months ended March 31, 2014, consisting of 73,296 bpd at the Big Spring refinery and 62,067 bpd at the Krotz Springs refinery.
Asphalt Segment. Net sales for our asphalt segment were $50.7 million for the three months ended March 31, 2015, compared to $96.2 million for the three months ended March 31, 2014, a decrease of $45.5 million, or 47.3%. This decrease was primarily due to lower asphalt sales as part of a supply and offtake arrangement of $29.8 million, decreased asphalt sales volumes and lower blended asphalt sales prices. The asphalt sales volume decreased 21.7% to 83 thousand tons for the three months ended March 31, 2015 from 106 thousand tons for the three months ended March 31, 2014. The average blended asphalt sales price decreased 10.7% to $487.68 per ton for the three months ended March 31, 2015 from $546.21 per ton for the three months ended March 31, 2014.
Retail Segment. Net sales for our retail segment were $176.0 million for the three months ended March 31, 2015, compared to $221.2 million for the three months ended March 31, 2014, a decrease of $45.2 million, or 20.4%. This decrease was primarily due to lower retail fuel sales prices. The retail fuel sales price decreased 33.5% to $2.16 per gallon for the three months ended March 31, 2015 from $3.25 per gallon for the three months ended March 31, 2014.
Cost of Sales
Consolidated. Cost of sales for the three months ended March 31, 2015 were $894.5 million, compared to $1,506.5 million for the three months ended March 31, 2014, a decrease of $612.0 million, or 40.6%. This decrease was primarily due to lower crude oil prices and lower asphalt sales volumes, partially offset by higher refinery throughput for the three months ended March 31, 2015.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $783.4 million for the three months ended March 31, 2015, compared to $1,368.2 million for the three months ended March 31, 2014, a decrease of $584.8 million, or 42.7%. This decrease was primarily due to lower crude oil prices, partially offset by higher refinery throughput for the three months ended March 31, 2015. The average price of WTI Cushing decreased 50.9% to $48.48 per barrel for the three months ended March 31, 2015 from $98.65 per barrel for the three months ended March 31, 2014.
Asphalt Segment. Cost of sales for our asphalt segment were $54.3 million for the three months ended March 31, 2015, compared to $87.7 million for the three months ended March 31, 2014, a decrease of $33.4 million, or 38.1%. This decrease was primarily due to decreased asphalt sales volumes, lower asphalt purchases as part of a supply and offtake arrangement of $29.8 million and lower costs of asphalt purchased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Retail Segment. Cost of sales for our retail segment were $139.7 million for the three months ended March 31, 2015, compared to $189.7 million for the three months ended March 31, 2014, a decrease of $50.0 million, or 26.4%. This decrease was primarily due to lower costs of refined products purchased, partially offset by increased retail fuel sales volumes during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Direct Operating Expenses
Consolidated. Direct operating expenses were $64.2 million for the three months ended March 31, 2015, compared to $70.7 million for the three months ended March 31, 2014, a decrease of $6.5 million, or 9.2%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended March 31, 2015 were $56.3 million, compared to $60.8 million for the three months ended March 31, 2014, a decrease of $4.5 million, or 7.4%. This decrease was primarily due to lower utility costs during the three months ended March 31, 2015.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2015 were $7.9 million, compared to $9.9 million for the three months ended March 31, 2014, a decrease of $2.0 million, or 20.2%. This decrease was primarily due to lower utility costs and lower employee related costs during the three months ended March 31, 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended March 31, 2015 were $45.6 million, compared to $39.4 million for the three months ended March 31, 2014, an increase of $6.2 million, or 15.7%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended March 31, 2015 were $17.3 million, compared to $10.5 million for the three months ended March 31, 2014, an increase of $6.8 million, or 64.8%. This increase was primarily due to higher employee related costs for the three months ended March 31, 2015.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2015 were $1.8 million, compared to $2.7 million for the three months ended March 31, 2014, a decrease of $0.9 million, or 33.3%. This decrease was primarily due to lower corporate expense allocated to the asphalt segment for the three months ended March 31, 2015.
Retail Segment. SG&A expenses for our retail segment for the three months ended March 31, 2015 were $26.3 million, compared to $26.0 million for the three months ended March 31, 2014, an increase of $0.3 million, or 1.2%.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2015 was $32.0 million, compared to $29.9 million for the three months ended March 31, 2014, an increase of $2.1 million, or 7.0%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended March 31, 2015 resulting from the completion of the planned turnaround at the Big Spring refinery during the second quarter of 2014.
Operating Income
Consolidated. Operating income for the three months ended March 31, 2015 was $67.6 million, compared to $39.0 million for the three months ended March 31, 2014, an increase of $28.6 million. This increase was primarily due to increased refinery operating margins and throughput at our Krotz Springs refinery and higher retail fuel margins, partially offset by reduced refinery throughput at our Big Spring refinery and a loss of $10.7 million resulting from a price adjustment related to winter-fill asphalt inventory.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $75.6 million for the three months ended March 31, 2015, compared to $40.0 million for the three months ended March 31, 2014, an increase of $35.6 million. This increase was primarily due to increased refinery operating margins and throughput at our Krotz Springs refinery, partially offset by reduced refinery operating margins and throughput at our Big Spring refinery.
Refinery operating margin at the Big Spring refinery was $13.80 per barrel for the three months ended March 31, 2015, compared to $14.77 per barrel for the three months ended March 31, 2014. This decrease in operating margin was primarily due to a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a higher Gulf Coast 3/2/1 crack spread. The average Gulf Coast 3/2/1 crack spread increased 5.5% to $17.74 per barrel for the three months ended March 31, 2015, compared to $16.81 per barrel for the three months ended March 31, 2014. The average WTI Cushing to WTS spread narrowed to $1.76 per barrel for the three months ended March 31, 2015, compared to $3.67 per barrel for the three months ended March 31, 2014. The average WTI Cushing to WTI Midland spread narrowed to $1.95 per barrel for the three months ended March 31, 2015, compared to $3.54 per barrel for the three months ended March 31, 2014.
Refinery operating margin at the Krotz Springs refinery was $9.52 per barrel for the three months ended March 31, 2015, compared to $7.39 per barrel for the three months ended March 31, 2014. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread, partially offset by a narrowing of both the WTI Cushing to WTI Midland spread and the LLS to WTI Cushing spread during the three months ended March 31, 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2015 was $13.41 per barrel, compared to $10.75 per barrel for the three months ended March 31, 2014. The average LLS to WTI Cushing spread narrowed to $2.64 per barrel for the three months ended March 31, 2015, compared to $6.00 per barrel for the three months ended March 31, 2014.
Asphalt Segment. Operating loss for our asphalt segment was $14.4 million for the three months ended March 31, 2015, compared to $3.2 million for the three months ended March 31, 2014, an increase in loss of $11.2 million. This increase was primarily due to lower sales volumes and a loss of $10.7 million resulting from a price adjustment related to winter-fill asphalt inventory, partially offset by higher asphalt margins for the three months ended March 31, 2015. Asphalt margins for the three months ended March 31, 2015 were $84.76 per ton compared to $79.59 per ton for the three months ended March 31, 2014. Operating loss for the three months ended March 31, 2014 included the gain on the sale of our Willbridge, Oregon asphalt terminal of $2.0 million.
Retail Segment. Operating income for our retail segment was $7.0 million for the three months ended March 31, 2015, compared to $2.9 million for the three months ended March 31, 2014, an increase of $4.1 million. This increase was primarily due to higher retail fuel margins and higher merchandise margins.
Interest Expense
Interest expense was $21.0 million for the three months ended March 31, 2015, compared to $28.0 million for the three months ended March 31, 2014, a decrease of $7.0 million, or 25.0%.  A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our expense and a contango environment reduces our expense. The decrease in interest expense for the three months ended March 31, 2015 was due to crude oil prices moving from backwardation into contango.
Income Tax Expense
Income tax expense was $12.0 million for the three months ended March 31, 2015, compared to $2.1 million for the three months ended March 31, 2014. Income tax expense increased as a result of our higher pre-tax income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and an increase in the effective tax rate. Our effective tax rate was 26.0% for the three months ended March 31, 2015, compared to an effective tax rate of 20.0% for the three months ended March 31, 2014. The lower effective tax rate, as compared to the statutory rate, was due to the impact of the non-controlling interest’s share of Partnership income.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $7.1 million for the three months ended March 31, 2015, compared to $7.6 million for the three months ended March 31, 2014, a decrease of $0.5 million.
Net Income Available to Stockholders
Net income available to stockholders was $26.9 million for the three months ended March 31, 2015, compared to $0.8 million for the three months ended March 31, 2014, an increase of $26.1 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake arrangements, other sources of credit and advances from affiliates.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2015, and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(19,221)	$62,714
Investing activities	(11,613)	6,396
Financing activities	6,338	61,683
Net increase (decrease) in cash and cash equivalents	$(24,496)	$130,793
Cash Flows Provided by (Used in) Operating Activities
Net cash used in operating activities was $19.2 million during the three months ended March 31, 2015, compared to net cash provided by operating activities of $62.7 million during the three months ended March 31, 2014. The change in operating cash flows of $81.9 million was primarily attributable to decreased net income after adjusting for non-cash items of $3.2 million, increased cash used for accounts payable and accrued liabilities of $90.8 million, increased cash used for other assets of $5.6 million and reduced cash collected on receivables of $30.7 million. These changes were partially offset by reduced cash used for inventories of $41.3 million, reduced cash used for other non-current liabilities of $2.0 million and reduced cash used for prepaid expenses and other current assets of $5.2 million.
Cash Flows Provided by (Used In) Investing Activities
Net cash used in investing activities was $11.6 million during the three months ended March 31, 2015, compared to net cash provided by investing activities of $6.4 million during the three months ended March 31, 2014. The change in investing cash flows of $18.0 million was primarily attributable to reduced cash proceeds from the disposition of assets of $38.5 million, partially offset by reduced cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $19.9 million. The decrease in capital expenditures and capital expenditures for turnarounds and catalysts is related to planned turnaround and the vacuum tower project at our Big Spring refinery during the second quarter of 2014.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $6.3 million during the three months ended March 31, 2015, compared to $61.7 million during the three months ended March 31, 2014. The decrease in cash flows provided by financing activities of $55.4 million was primarily attributable to reduced proceeds from long term debt of $145.0 million and increased payments to shareholders and non-controlling interests of $8.7 million, partially offset by reduced payments on long-term debt of $61.4 million and proceeds from inventory transactions of $35.2 million during the three months ended March 31, 2015.
Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have an unsecured credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At March 31, 2015 and December 31, 2014, we had letters of credit outstanding under this facility of $55.8 million and $54.2 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $50.0 million and $60.0 million and letters of credit outstanding of $36.9 million and $23.5 million under this facility at March 31, 2015 and December 31, 2014, respectively.
In May 2015, the Alon USA, LP $240.0 million revolving credit facility was amended to, among other matters, extend the expiration date to May 2019.

Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure budget for 2015 is $121.8 million, which includes expenditures for catalysts and turnarounds and approximately $16.7 million of special regulatory projects. Approximately $13.1 million has been spent during the three months ended March 31, 2015.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2014.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2015, the market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $8.2 million. At March 31, 2015, crude oil inventories on a LIFO cost basis, net of the fair value hedged items, were lower than the market value of crude oil inventories by $25.1 million.
As of March 31, 2015, we held 0.5 million barrels of refined products, asphalt and blendstock and 1.0 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs would have been lower by $0.5 million. If the market value of crude oil would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs, net of the fair value hedged items, would have been lower by $1.0 million.
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

The following table provides information about our commodity derivative contracts as of March 31, 2015:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	237,082	$48.00	$—	$11,381	$11,368	$(13)
Forwards-short (Crude)	(308,909)	—	59.85	(18,489)	(18,949)	(460)
Forwards-long (Gasoline)	90,928	75.42	—	6,857	6,645	(212)
Forwards-short (Gasoline)	(44,759)	—	72.76	(3,257)	(3,152)	105
Forwards-long (Distillate)	88,956	69.18	—	6,154	6,363	209
Forwards-short (Distillate)	(58,589)	—	74.49	(4,364)	(4,359)	5
Forwards-long (Jet)	15,549	70.12	—	1,090	1,054	(36)
Forwards-short (Jet)	(15,460)	—	70.93	(1,097)	(1,060)	37
Forwards-long (Slurry)	27,121	39.87	—	1,081	1,032	(49)
Forwards-long (Catfeed)	13,149	70.22	—	923	902	(21)
Forwards-short (Catfeed)	(155,190)	—	70.22	(10,897)	(10,640)	257
Forwards-short (Slop)	(30,853)	—	38.50	(1,188)	(1,234)	(46)
Forwards-long (Propane)	78	22.85	—	2	2	—
Forwards-short (Propane)	(10,000)	—	21.66	(217)	(205)	12
Forwards-long (Butane)	41,008	—	27.57	1,131	1,087	(44)
Forwards-short (Asphalt)	(248,796)	—	45.53	(11,329)	(11,559)	(230)
Futures-long (Crude)	511,000	51.09	—	26,109	25,213	(896)
Futures-short (Crude)	(56,000)	—	55.78	(3,124)	(2,666)	458
Futures-long (Gasoline)	156,000	76.31	—	11,904	11,597	(307)
Futures-short (Gasoline)	(93,000)	—	76.17	(7,083)	(6,914)	169
Futures-long (Distillate)	73,000	73.79	—	5,387	5,237	(150)
Futures-short (Distillate)	(62,000)	—	77.06	(4,778)	(4,448)	330

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps (Jet-LLS)	(2,700,000)	$22.58	$13.30	$(60,953)	$(35,903)	$25,050
Futures-swaps (WTI-Jet)	2,700,000	15.25	17.36	41,175	46,861	5,686
Futures-swaps (2.1.1 crack spread)	(1,620,000)	19.85	18.62	(32,157)	(30,164)	1,993
Futures-swaps (LLS-WTI)	3,510,000	4.55	3.37	15,983	11,829	(4,154)
Futures-swaps (Brent-WTI)	(540,000)	63.22	6.45	(34,136)	(3,480)	30,656
Interest Rate Risk
As of March 31, 2015, $425.9 million, excluding discounts, of our outstanding debt was subject to floating interest rates, of which $50.0 million was charged interest at the Eurodollar rate plus 3.50%, subject to a minimum interest rate of 4.00%, and $244.4 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of March 31, 2015, we had three interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately 75% of the outstanding principal of the term loan within the retail credit agreement. As of March 31, 2015, the outstanding balance of the term loan was $100.8 million and the interest rate swaps had a current fixed interest rate of 0.56%.
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

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On May 6, 2015, Alon USA, LP (“Alon USA LP”), a subsidiary of Alon USA Energy, Inc. (the “Company”), entered into a Second Amendment to Second Amended Revolving Credit Agreement and Partial Release (the “Second Amended Alon USA LP Credit Facility”), by and among Alon USA LP, the financial institutions from time to time a party thereto (the “Lenders”), Israel Discount Bank of New York as administrative agent, co-arranger and collateral agent, and Bank Leumi USA, as co-arranger for the Lenders. The Second Amended Alon USA LP Credit Facility amended that certain Amended Revolving Credit Agreement, dated May 23, 2013 (the “Alon USA LP Credit Facility”) to amend, among other matters, certain provisions so that if the proposed acquisition of Alon Israel Oil Company Ltd.’s shares in the Company by Delek US Holdings, Inc. closes, such event would not be treated as a change of control.
The Second Amended Alon USA LP Credit Facility has a $240.0 million capacity and will mature in May 2019. The Second Amended Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Second Amended Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum.
The Second Amended Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets and (ii) a second lien on fixed assets and other specified property, in each case, excluding those of Alon Paramount Holdings, Inc. and its subsidiaries other than Alon Pipeline Logistics, LLC, the subsidiaries established in conjunction with the Krotz Springs refinery acquisition, the subsidiaries established in conjunction with the Bakersfield refinery acquisition and our retail subsidiaries.
The Second Amended Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1†	Second Amended and Restated Supply and Offtake Agreement dated as of February 1, 2015 between J. Aron & Company and Alon USA, LP.
10.2†	Amended and Restated Supply and Offtake Agreement dated as of February 1, 2015 between J. Aron & Company and Alon Supply, Inc.
10.3†	Second Amended and Restated Supply and Offtake Agreement dated as of February 1, 2015 between J. Aron & Company and Alon Refining Krotz Springs, Inc.
10.4
Second Amendment to Second Amended Revolving Credit Agreement, dated as of May 6, 2015, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

____________

†	Filed under confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	May 8, 2015	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 8, 2015	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	May 8, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)