Form 10-Q
period 2015-06-30
Alon USA Energy, Inc.
filed 2015-08-05
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2015, was 70,783,704.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,830	$214,961
Accounts and other receivables, net	162,834	153,859
Income tax receivable	—	9,196
Inventories	117,367	122,803
Deferred income tax asset	11,353	11,228
Prepaid expenses and other current assets	24,625	26,315
Total current assets	580,009	538,362
Equity method investments	26,650	25,376
Property, plant and equipment, net	1,352,199	1,372,344
Goodwill	101,913	101,913
Other assets, net	150,789	162,879
Total assets	$2,211,560	$2,200,874
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$309,928	$292,217
Accrued liabilities	101,035	104,391
Current portion of long-term debt	15,086	15,089
Total current liabilities	426,049	411,697
Other non-current liabilities	174,919	182,659
Long-term debt	524,127	548,598
Deferred income tax liability	372,155	384,142
Total liabilities	1,497,250	1,527,096
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 0 and 68,180 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	682
Common stock, par value $0.01, 150,000,000 shares authorized; 70,567,357 and 69,606,944 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	706	696
Additional paid-in capital	519,234	517,127
Accumulated other comprehensive loss, net of tax	(16,132)	(8,458)
Retained earnings	172,801	126,851
Total stockholders’ equity	676,609	636,898
Non-controlling interest in subsidiaries	37,701	36,880
Total equity	714,310	673,778
Total liabilities and equity	$2,211,560	$2,200,874

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales (1)	$1,301,341	$1,742,883	$2,404,581	$3,426,128
Operating costs and expenses:
Cost of sales	1,069,931	1,580,447	1,964,419	3,086,992
Direct operating expenses	62,856	67,630	127,061	138,308
Selling, general and administrative expenses	49,193	46,333	94,789	85,722
Depreciation and amortization	31,267	29,453	63,229	59,331
Total operating costs and expenses	1,213,247	1,723,863	2,249,498	3,370,353
Gain (loss) on disposition of assets	—	(88)	572	2,117
Operating income	88,094	18,932	155,655	57,892
Interest expense	(18,217)	(29,256)	(39,254)	(57,271)
Equity earnings of investees	1,828	1,278	1,274	819
Other income, net	13	638	59	621
Income (loss) before income tax expense (benefit)	71,718	(8,408)	117,734	2,061
Income tax expense (benefit)	23,856	(1,971)	35,817	123
Net income (loss)	47,862	(6,437)	81,917	1,938
Net income attributable to non-controlling interest	11,452	1,080	18,568	8,670
Net income (loss) available to stockholders	$36,410	$(7,517)	$63,349	$(6,732)
Earnings (loss) per share, basic	$0.52	$(0.11)	$0.91	$(0.10)
Weighted average shares outstanding, basic (in thousands)	69,684	68,851	69,584	68,734
Earnings (loss) per share, diluted	$0.50	$(0.11)	$0.87	$(0.10)
Weighted average shares outstanding, diluted (in thousands)	72,501	68,851	72,395	68,734
Cash dividends per share	$0.15	$0.06	$0.25	$0.12
___________

(1)	Includes excise taxes on sales by the retail segment of $19,369 and $19,101 for the three months and $37,425 and $36,911 for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$47,862	$(6,437)	$81,917	$1,938
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	89	(802)	(841)	(802)
Loss reclassified to earnings - interest expense	97	14	112	14
Net gain (loss), before tax	186	(788)	(729)	(788)
Income tax expense (benefit)	69	(290)	(270)	(290)
Net gain (loss), net of tax	117	(498)	(459)	(498)
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	—	8,925	6,070	32,507
Amortization of unrealized (gain) loss on de-designated cash flow hedges - cost of sales	(9,955)	2,153	(17,937)	10,428
Net gain (loss), before tax	(9,955)	11,078	(11,867)	42,935
Income tax expense (benefit)	(3,683)	4,098	(4,391)	15,885
Net gain (loss), net of tax	(6,272)	6,980	(7,476)	27,050
Total other comprehensive income (loss), net of tax	(6,155)	6,482	(7,935)	26,552
Comprehensive income	41,707	45	73,982	28,490
Comprehensive income attributable to non-controlling interest	11,291	1,261	18,307	9,538
Comprehensive income (loss) attributable to stockholders	$30,416	$(1,216)	$55,675	$18,952

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$81,917	$1,938
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63,229	59,331
Stock compensation	3,767	3,540
Deferred income taxes	(7,451)	(825)
Equity earnings of investees	(1,274)	—
Amortization of debt issuance costs	1,667	2,124
Amortization of original issuance discount	3,070	3,309
Write-off of unamortized debt issuance costs	—	253
Write-off of unamortized original issuance discount	—	254
Gain on disposition of assets	(572)	(2,117)
Unrealized (gain) loss on commodity swaps	(7,925)	9,510
Changes in operating assets and liabilities:
Accounts and other receivables, net	(9,264)	49,314
Income tax receivable	9,196	8,510
Inventories	5,436	(41,744)
Prepaid expenses and other current assets	1,690	(10,926)
Other assets, net	(293)	147
Accounts payable	(12,424)	(31,459)
Accrued liabilities	(6,409)	(25,458)
Other non-current liabilities	(8,469)	5,941
Net cash provided by operating activities	115,891	31,642
Cash flows from investing activities:
Capital expenditures	(31,051)	(54,655)
Capital expenditures for turnarounds and catalysts	(4,363)	(26,269)
Contribution to equity method investment	—	(597)
Dividends from investees, net of equity earnings	—	181
Proceeds from disposition of assets	1,469	40,333
Net cash used in investing activities	(33,945)	(41,007)
Cash flows from financing activities:
Dividends paid to stockholders	(17,384)	(8,221)
Dividends paid to non-controlling interest	(260)	(389)
Distributions paid to non-controlling interest in the Partnership	(16,224)	(10,010)
Inventory agreement transactions	30,135	(25,200)
Deferred debt issuance costs	(1,800)	(2,062)
Revolving credit facilities, net	(20,000)	—
Additions to long-term debt	—	145,000
Payments on long-term debt	(7,544)	(117,101)
Net cash used in financing activities	(33,077)	(17,983)
Net increase (decrease) in cash and cash equivalents	48,869	(27,348)
Cash and cash equivalents, beginning of period	214,961	224,499
Cash and cash equivalents, end of period	$263,830	$197,151
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$35,660	$57,906
Cash paid (refunds received) for income tax	$17,853	$(6,740)
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$32,522

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2015.
Our consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The standard allows for either full retrospective adoption or modified retrospective adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date for the new revenue standard, making the requirements of the standard effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the guidance to determine the method of adoption and the impact this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update simplifying the presentation of debt issuance costs. The new standard requires that certain costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We currently have debt issuance costs included as deferred charges in our consolidated balance sheets, which will be reclassified as a reduction of debt when we adopt the updated guidance.
In April 2015, the FASB issued an accounting standards update that provides a practical expedient for the measurement date of entities’ defined benefit pension or other postretirement plans. For an entity with a fiscal year-end that does not coincide with a month-end, the guidance allows the entity to measure the defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. For an entity that has a significant event in an interim period that calls for a remeasurement, the guidance allows an entity to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this guidance will not have a material effect on our financial position or results of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

In July 2015, the FASB issued an accounting standards update simplifying the measurement of certain inventory. This updated standard simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this accounting standards update are effective for interim and annual periods beginning after December 15, 2016. This accounting standards update does not apply to the subsequent measurement of inventory measured using the last-in, first-out (“LIFO”) or retail inventory method, therefore the adoption of this guidance will not have a material effect on our financial position or results of operations.

(2)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated wholesale marketing operations. As of June 30, 2015, the 11,510,039 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership.
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
During the six months ended June 30, 2015, the Partnership paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount	Distribution Paid to Non-Affiliated Common Unitholders
March 2, 2015	$0.70	$43,755	$8,055
May 26, 2015	0.71	44,380	8,169

(3)	Segment Data
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
(a)Refining and Marketing Segment
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (the “California refineries”). Our refineries have a combined crude oil throughput capacity of approximately 217,000 barrels per day (“bpd”). We refine crude oil into petroleum products including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western United States. Our California refineries did not process crude oil during the six months ended June 30, 2015 and 2014 due to the high cost of crude oil relative to product yield and low asphalt demand.
We supply gasoline and diesel to 640 Alon branded retail sites, including our retail segment convenience stores. During 2015, approximately 56% of the gasoline and 23% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 67 licensed locations that are not under fuel supply agreements.

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
(c)Retail Segment
Our retail segment operates 294 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
(d)Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
Segment data as of and for the three and six month periods ended June 30, 2015 and 2014 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended June 30, 2015
Net sales to external customers	$1,024,807	$69,900	$206,634	$—	$1,301,341
Intersegment sales (purchases)	101,233	(7,925)	(93,308)	—	—
Depreciation and amortization	26,692	1,207	2,943	425	31,267
Operating income (loss)	83,581	(1,723)	6,837	(601)	88,094
Total assets	1,848,273	115,184	226,387	21,716	2,211,560
Turnarounds, catalysts and capital expenditures	14,500	238	6,202	1,392	22,332

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended June 30, 2014
Net sales to external customers	$1,372,547	$117,677	$252,659	$—	$1,742,883
Intersegment sales (purchases)	148,777	(9,233)	(139,544)	—	—
Depreciation and amortization	24,713	1,162	2,983	595	29,453
Operating income (loss)	16,765	(3,889)	6,826	(770)	18,932
Total assets	1,888,299	122,506	200,510	22,792	2,234,107
Turnarounds, catalysts and capital expenditures	43,081	1,501	2,841	494	47,917

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Six Months Ended June 30, 2015
Net sales to external customers	$1,901,410	$120,552	$382,619	$—	$2,404,581
Intersegment sales (purchases)	184,122	(18,856)	(165,266)	—	—
Depreciation and amortization	54,003	2,352	5,980	894	63,229
Operating income (loss)	159,228	(16,154)	13,827	(1,246)	155,655
Total assets	1,848,273	115,184	226,387	21,716	2,211,560
Turnarounds, catalysts and capital expenditures	21,239	1,644	9,518	3,013	35,414

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Six Months Ended June 30, 2014
Net sales to external customers	$2,738,373	$213,848	$473,907	$—	$3,426,128
Intersegment sales (purchases)	287,869	(26,216)	(261,653)	—	—
Depreciation and amortization	50,081	2,362	5,697	1,191	59,331
Operating income (loss)	56,769	(7,094)	9,759	(1,542)	57,892
Total assets	1,888,299	122,506	200,510	22,792	2,234,107
Turnarounds, catalysts and capital expenditures	70,124	3,219	6,222	1,359	80,924
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Assets:
Commodity contracts (swaps)	$—	$38,797	$—	$38,797
Fair value hedges	—	20,113	—	20,113
Liabilities:
Commodity contracts (futures and forwards)	18	—	—	18
Interest rate swaps	—	1,967	—	1,967

As of December 31, 2014
Assets:
Commodity contracts (swaps)	$—	$42,740	$—	$42,740
Fair value hedges	—	24,903	—	24,903
Liabilities:
Commodity contracts (futures and forwards)	333	—	—	333
Interest rate swaps	—	1,238	—	1,238

(5)	Derivative Financial Instruments
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
We have contracts that are used to fix prices on forecasted purchases of inventory, which we refer to as futures and forwards. Futures represent trades executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. Forwards represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period.
We also have economic hedges in the form of swap contracts that fix price differentials between different types of crude oil and the crack spreads between certain refined products and the crude oil that we use at our refineries. At June 30, 2015, these swap contracts had aggregate volumes of 17,230 thousand barrels of crude oil and refined products with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 7 that have been accounted for as fair value hedges, which had purchase volumes of 678 thousand barrels of crude oil as of June 30, 2015.
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
Commodity Derivatives. As of June 30, 2015, we did not have any commodity swap contracts accounted for as cash flow hedges. In January 2015, we elected to de-designate the commodity swap contracts that were previously designated as cash flow hedges. As of June 30, 2015, these commodity swap contracts were accounted for as economic hedges, as mentioned above. As of June 30, 2015, unrealized gains of $24,010 were classified in other comprehensive income (“OCI”) that related to the application of hedge accounting prior to de-designation, which will be reclassified into earnings as the underlying transactions occur through the remainder of 2015. During the three and six months ended June 30, 2015, we reclassified gains of $9,955 and $17,937, respectively, from OCI into cost of sales related to these de-designated cash flow hedges. During the three and six months ended June 30, 2014, we reclassified losses of $2,153 and $10,428, respectively, from OCI into cost of sales related to previously de-designated cash flow hedges that settled in 2014.
Related to commodity swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $(9,955) and $11,078 for the three months ended and $(11,867) and $42,935 for the six months ended June 30, 2015 and 2014, respectively.
Interest Rate Derivatives. In April 2014, we entered into three interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loan feature within the retail credit agreement. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of the term loan throughout the duration of the interest rate swaps. As of June 30, 2015, the outstanding principal of the term loan was $99,000. The interest rate swaps lock in an average fixed interest rate of 0.60% in 2015; 1.47% in 2016; 2.35% in 2017; 3.09% in 2018 and 3.28% in 2019.
Related to interest rate swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $186 and $(788) for the three months ended and $(729) and $(788) for the six months ended June 30, 2015 and 2014, respectively.
For the three and six months ended June 30, 2015 and 2014, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of June 30, 2015, we have net unrealized gains of $22,043 classified in OCI related to cash flow hedges, including amounts related to the de-designated cash flow hedges. Assuming interest rates remain unchanged, unrealized gains of $23,602 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of June 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$656	Accrued liabilities	$674
Commodity contracts (swaps)	Accounts receivable	30,829		—
Commodity contracts (swaps)	Other assets	7,968		—
Total derivatives not designated as hedging instruments		39,453		674

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$1,967
Fair value hedges	Other assets	20,113		—
Total derivatives designated as hedging instruments		20,113		1,967
Total derivatives		$59,566		$2,641

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
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2015
Commodity contracts (swaps)	$(9,955)	Cost of sales	$9,955		$—
Interest rate swaps	186	Interest expense	(97)		—
Total derivatives	$(9,769)		$9,858		$—

For the Three Months Ended June 30, 2014
Commodity contracts (swaps)	$11,078	Cost of sales	$(2,153)		$—
Interest rate swaps	(788)	Interest expense	(14)		—
Total derivatives	$10,290		$(2,167)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2015
Commodity contracts (swaps)	$(11,867)	Cost of sales	$17,937		$—
Interest rate swaps	(729)	Interest expense	(112)		—
Total derivatives	$(12,596)		$17,825		$—

For the Six Months Ended June 30, 2014
Commodity contracts (swaps)	$42,935	Cost of sales	$(10,428)		$—
Interest rate swaps	(788)	Interest expense	(14)		—
Total derivatives	$42,147		$(10,442)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2015	2014	2015	2014
Fair value hedges (1)	Interest expense	$(10,578)	$(4,444)	$(4,790)	$(7,051)
Total derivatives		$(10,578)	$(4,444)	$(4,790)	$(7,051)
___________

(1)	Changes in the fair value hedges are substantially offset by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2015	2014	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$1,688	$(5,133)	$(3,670)	$(6,118)
Commodity contracts (swaps)	Cost of sales	(2,443)	(236)	19,418	1,801
Total derivatives		$(755)	$(5,369)	$15,748	$(4,317)

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
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,175	$(519)	$656	$(656)	$—	$—
Commodity contracts (swaps)	46,213	(7,416)	38,797	—	—	38,797
Fair value hedges	20,113	—	20,113	—	—	20,113
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,193	$(519)	$674	$(656)	$—	$18
Commodity contracts (swaps)	7,416	(7,416)	—	—	—	—
Interest rate swaps	1,967	—	1,967	—	—	1,967

As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$8,508	$(1,340)	$7,168	$(7,168)	$—	$—
Commodity contracts (swaps)	49,204	(6,464)	42,740	—	—	42,740
Fair value hedges	24,903	—	24,903	—	—	24,903
Derivative Liabilities:
Commodity contracts (futures and forwards)	$8,841	$(1,340)	$7,501	$(7,168)	$—	$333
Commodity contracts (swaps)	6,464	(6,464)	—	—	—	—
Interest rate swaps	1,238	—	1,238	—	—	1,238
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
The cost of meeting our obligations under these compliance programs was $10,394 and $4,573 for the three months ended and $23,090 and $12,354 for the six months ended June 30, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Inventories
Carrying value of inventories consisted of the following:

	June 30, 2015	December 31, 2014
Crude oil, refined products, asphalt and blendstocks	$44,291	$48,027
Crude oil consignment inventory (Note 7)	18,861	18,350
Materials and supplies	25,316	22,269
Store merchandise	22,868	27,418
Store fuel	6,031	6,739
Total inventories	$117,367	$122,803
The market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $9,533 and $7,713 at June 30, 2015 and December 31, 2014, respectively. The market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $24,994 and $17,754 at June 30, 2015 and December 31, 2014, respectively.

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
At June 30, 2015 and December 31, 2014, we had net current payables to J. Aron for purchases of $36,963 and $46,303, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At June 30, 2015 and December 31, 2014, we had non-current liabilities for the original financing of $39,236 and $39,060, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $602 and $4,212 at June 30, 2015 and December 31, 2014, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
Refining facilities	$1,839,394	$1,820,565
Pipelines and terminals	43,439	43,439
Retail	208,825	200,354
Other	20,959	17,988
Property, plant and equipment, gross	2,112,617	2,082,346
Accumulated depreciation	(760,418)	(710,002)
Property, plant and equipment, net	$1,352,199	$1,372,344
Disposition of Assets
In January 2014, we sold our Willbridge, Oregon asphalt terminal for $40,000. The terminal was included in our asphalt segment and allocated goodwill of $4,030. For the six months ended June 30, 2014, a pre-tax gain of $2,014 was recognized and has been included in gain (loss) on disposition of assets in our consolidated statements of operations.

(9)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2015	December 31, 2014
Deferred turnaround and catalyst cost	$53,280	$60,753
Environmental receivables (Note 16)	2,655	3,030
Deferred debt issuance costs	10,702	10,569
Intangible assets, net	7,376	7,647
Receivable from supply and offtake agreements (Note 7)	26,179	26,179
Commodity contracts	7,968	11,622
Fair value hedges (Note 7)	20,113	24,903
Other, net	22,516	18,176
Total other assets	$150,789	$162,879

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2015	December 31, 2014
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$34,967	$47,071
Employee costs	14,883	13,297
Commodity contracts	674	7,501
Accrued finance charges	1,840	1,826
Environmental accrual (Note 16)	8,189	8,189
Other	40,482	26,507
Total accrued liabilities	$101,035	$104,391

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$53,129	$52,135
Environmental accrual (Note 16)	39,931	43,546
Asset retirement obligations	12,599	12,328
Consignment inventory obligations (Note 7)	59,349	63,963
Interest rate swaps	1,967	1,238
Other	7,944	9,449
Total other non-current liabilities	$174,919	$182,659

(10)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$997	$856	$1,993	$1,712
Interest cost	1,255	1,238	2,511	2,476
Expected return on plan assets	(1,583)	(1,369)	(3,165)	(2,739)
Amortization of net loss	840	595	1,679	1,191
Net periodic benefit cost	$1,509	$1,320	$3,018	$2,640
Our estimated contributions to our pension plans during 2015 have not changed significantly from amounts previously disclosed in the consolidated financial statements for the year ended December 31, 2014. For the six months ended June 30, 2015 and 2014, we contributed $2,175 and $2,525, respectively, to our qualified pension plans.

(11)	Indebtedness
Debt consisted of the following:

	June 30, 2015	December 31, 2014
Term loan credit facilities	$260,817	$264,359
Alon USA, LP Credit Facility	40,000	60,000
Convertible senior notes	129,074	126,298
Retail credit facilities	109,322	113,030
Total debt	539,213	563,687
Less: Current portion	15,086	15,089
Total long-term debt	$524,127	$548,598

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $44,227 and $54,227 at June 30, 2015 and December 31, 2014, respectively.
We had borrowings of $40,000 and $60,000 and letters of credit of $43,463 and $23,511 outstanding under the Alon USA, LP $240,000 revolving credit facility at June 30, 2015 and December 31, 2014, respectively.
In May 2015, the Alon USA, LP $240,000 revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under the Alon USA, LP $240,000 revolving credit facility now bear interest at the Eurodollar rate plus 3.00% per annum.
(b) Convertible Senior Notes
The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2015, the conversion rate was adjusted to 69.482 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $14.39 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $14.39 per share and the strike price of the warrants was adjusted to $19.55 per share. Upon a potential change of control, we may have to settle the value of the warrants in accordance with the indenture. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of June 30, 2015, there have been no conversions of the Convertible Notes.
In May 2015, Delek US Holdings, Inc. (“Delek”) acquired approximately 48% of our common stock from Alon Israel Oil Company, Ltd. Delek agreed to a one year standstill provision limiting Delek’s ability to acquire greater than 49.99% of our outstanding common stock, with additional ownership above this threshold subject to the approval of Alon’s independent directors. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to render a make-whole payment to holders of our Convertible Notes of approximately $15,000 as of June 30, 2015, assuming full conversion of the Convertible Notes. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $50,000 as of June 30, 2015.
(c) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At June 30, 2015, we were in compliance with these covenants.

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
Restricted Stock. Non-employee directors, and non-employee directors of Alon's subsidiaries who are designated by Alon's directors, are awarded an annual grant of $25 in shares of restricted stock, which vest over a period of three years, assuming continued service at vesting. In May 2015, Alon granted awards of 6,028 restricted shares at a grant date price of $16.59 per share.
In May 2015, Alon granted awards of 255,000 restricted shares to certain executive officers at a grant date price of $16.59 per share. These May 2015 restricted shares will fully vest in May 2016, assuming continued service at vesting.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table summarizes the restricted share activity from January 1, 2015:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2015	643,999	$14.24
Granted	261,028	16.59
Vested	(134,290)	14.97
Forfeited	—	—
Nonvested at June 30, 2015	770,737	$14.91
Compensation expense for restricted stock awards amounted to $1,515 and $1,000 for the three months ended June 30, 2015 and 2014, respectively, and $2,314 and $1,488 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2015 was $2,257.
Restricted Stock Units. In 2011, we granted 500,000 restricted stock units to our CEO and President at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vested on March 1, 2015. Compensation expense for restricted stock units amounted to $0 and $374 for the three months ended June 30, 2015 and 2014, respectively, and $249 and $748 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of June 30, 2015, there was $6,282 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

(13)	Equity (share values in dollars)
Changes to equity during the six months ended June 30, 2015 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$636,898	$36,880	$673,778
Other comprehensive loss	(7,674)	(261)	(7,935)
Stock compensation	1,424	(1,002)	422
Dividends of common stock on preferred stock	(4)	—	(4)
Distributions to non-controlling interest in the Partnership	—	(16,224)	(16,224)
Dividends	(17,384)	(260)	(17,644)
Net income	63,349	18,568	81,917
Balance at June 30, 2015	$676,609	$37,701	$714,310
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the six months ended June 30, 2015, 329,644 shares of our common stock were issued in exchange for 1,762.24 shares of Alon Assets. At June 30, 2015, 930,778 shares of our common stock are available to be exchanged for the outstanding shares held by non-controlling interest shareholders of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $699 and $608 for the three months ended June 30, 2015 and 2014, respectively, $1,183 and $1,305 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Preferred Stock
Preferred Stock Conversion. During the six months ended June 30, 2015, the remaining 68,180 shares of our preferred stock were converted to 101,150 shares of our common stock.

(c)	Dividends
Common Stock Dividends. During the six months ended June 30, 2015, we paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share
March 16, 2015	February 26, 2015	$0.10
June 5, 2015	May 19, 2015	0.15
Preferred Stock Dividends. During the six months ended June 30, 2015, we issued 771 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders, prior to the preferred stock conversion into our common stock.

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2014	$21,330	$(29,788)	$(8,458)
Other comprehensive income before reclassifications	3,368	—	3,368
Amounts reclassified from accumulated other comprehensive loss	(11,042)	—	(11,042)
Net current-period other comprehensive loss	(7,674)	—	(7,674)
Balance at June 30, 2015	$13,656	$(29,788)	$(16,132)

(14)	Earnings (Loss) Per Share
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
The calculation of earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2015 and 2014, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) available to stockholders	$36,410	$(7,517)	$63,349	$(6,732)
Less: preferred stock dividends	—	14	15	29
Net income (loss) available to common stockholders	36,410	(7,531)	63,334	(6,761)

Weighted average shares outstanding, basic	69,684	68,851	69,584	68,734
Dilutive common stock equivalents	2,817	—	2,811	—
Weighted average shares outstanding, diluted	72,501	68,851	72,395	68,734
Earnings (loss) per share, basic	$0.52	$(0.11)	$0.91	$(0.10)
Earnings (loss) per share, diluted	$0.50	$(0.11)	$0.87	$(0.10)
For the three and six months ended June 30, 2015, the weighted average diluted shares includes all potentially dilutive common stock equivalents. For the three and six months ended June 30, 2014, we have excluded 200 and 195 common stock equivalents, respectively, from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(15)	Related Party Transactions
Delek US Holdings, Inc.
In May 2015, Delek completed the purchase of approximately 48% of our common stock from Alon Israel Oil Company, Ltd. From the transaction date through June 30, 2015, we purchased $1,944 of refined products from Delek. Accounts payable includes a balance outstanding to Delek of $997 at June 30, 2015.

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
We have accrued environmental remediation obligations of $48,120 ($8,189 current liability and $39,931 non-current liability) at June 30, 2015, and $51,735 ($8,189 current liability and $43,546 non-current liability) at December 31, 2014.
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $784 and $784 and non-current receivables of $2,655 and $3,030 at June 30, 2015 and December 31, 2014, respectively.
We have an indemnification agreement with a prior owner for remediation expenses at the Bakersfield refinery. We have recorded current receivables of $3,350 at December 31, 2014.

(17)	Subsequent Events
Dividend Declared
On July 30, 2015, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on September 24, 2015, to holders of record at the close of business on September 8, 2015.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Partnership Distribution
On July 31, 2015, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $65,010, or $1.04 per common unit. The cash distribution will be paid on August 25, 2015 to unitholders of record at the close of business on August 18, 2015. The total cash distribution payable to non-affiliated common unitholders will be approximately $11,970.

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

•
changes in the ownership of our common stock by Delek US Holdings, Inc., which may trigger change of control provisions contained in the agreements and instruments governing our convertible senior notes and the related purchased options and warrant transactions;

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
Company Overview
We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California and Louisiana and have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate 294 convenience stores in Central and West Texas and New Mexico.
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
We supply gasoline and diesel to 640 Alon branded retail sites, including our retail segment convenience stores. During 2015, approximately 56% of the gasoline and 23% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 67 licensed locations that are not under fuel supply agreements.
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
Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2015 was $88.1 million, compared to $18.9 million in the same period last year. Our operational and financial highlights for the second quarter of 2015 include the following:

•
Combined refinery average throughput for the second quarter of 2015 was 152,092 bpd, compared to a combined refinery average throughput of 114,869 bpd for the second quarter of 2014. The Big Spring refinery average throughput for the second quarter of 2015 was 75,491 bpd, compared to 38,994 bpd for the second quarter of 2014. The Krotz Springs refinery average throughput for the second quarter of 2015 was 76,601 bpd, compared to 75,875 bpd for the second quarter of 2014. During the second quarter of 2014, refinery throughput at the Big Spring refinery was reduced as we completed both the planned turnaround and the vacuum tower project.

•
Refinery operating margin at the Big Spring refinery was $17.22 per barrel for the second quarter of 2015 compared to $17.04 per barrel for the same period in 2014. This increase in operating margin was primarily due to improved light product yields, partially offset by the industry margin environment. The contango environment in the second quarter of 2015 created a cost of crude benefit of $1.90 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.93 per barrel for the same period in 2014 (“second quarter 2015 Contango Benefit”).

•
Refinery operating margin at the Krotz Springs refinery was $7.95 per barrel for the second quarter of 2015 compared to $8.89 per barrel for the same period in 2014. This decrease was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread and a narrowing WTI Cushing to WTI Midland spread, partially offset by a widening LLS to WTI Cushing spread and the second quarter 2015 Contango Benefit.

•
The average Gulf Coast 3/2/1 crack spread was $19.71 per barrel for the second quarter of 2015 compared to $16.42 per barrel for the second quarter of 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the second quarter of 2015 was $10.21 per barrel compared to $12.47 per barrel for the second quarter of 2014.

•
The average WTI Cushing to WTS spread for the second quarter of 2015 was $(0.21) per barrel compared to $7.88 per barrel for the same period in 2014. The average WTI Cushing to WTI Midland spread for the second quarter of 2015 was $0.60 per barrel compared to $8.37 per barrel for the same period in 2014. The average LLS to WTI Cushing spread for the second quarter of 2015 was $6.28 per barrel compared to $2.89 per barrel for the same period in 2014.

•
Asphalt margins in the second quarter of 2015 were $100.92 per ton compared to $67.64 per ton in the second quarter of 2014. This increase was primarily due to lower costs of asphalt purchased during the second quarter of 2015 compared to 2014.

•
Retail fuel margins increased to 20.3 cents per gallon in the second quarter of 2015 from 19.4 cents per gallon in the second quarter of 2014. Retail fuel sales volume increased to 49.5 million gallons in the second quarter of 2015 from 48.8 million gallons in the second quarter of 2014. Merchandise margins increased to 31.8% in the second quarter of 2015 from 30.7% in the second quarter of 2014. Merchandise sales increased to $84.9 million in the second quarter of 2015 from $83.2 million in the second quarter of 2014.

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
Recently, the additional takeaway capacity moving crude from Midland to the Gulf Coast has caused a contraction of the WTI Cushing less WTI Midland spread. In addition, the relative small growth in WTS production compared to WTI production and the relative high demand for WTS has caused a contraction of the WTI Cushing less WTS spread.
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
The nature of our business requires us to maintain crude oil and refined product inventories. Crude oil and refined products are essentially commodities, and we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology, price fluctuations generally have little effect on our financial results.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2015 and 2014 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the Big Spring refinery, which increased our distillate yield, improved energy efficiency and allowed us to better optimize our crude slate. Due to these events, refinery throughput was reduced at the Big Spring refinery during the three and six months ended June 30, 2014.
Certain Derivative Impacts
Included in the consolidated statements of operations in cost of sales for the three and six months ended June 30, 2015 are realized and unrealized gains (losses) on commodity swaps of $7.5 million and $37.4 million, respectively, and $(2.4) million and $(8.6) million for the three and six months ended June 30, 2014, respectively.
Crude Oil Pricing Environment
A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our expense and a contango environment reduces our expense. Interest expense in 2015 compared to 2014 was lower because crude oil prices moved from backwardation into contango.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2015 and 2014. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2014 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,301,341	$1,742,883	$2,404,581	$3,426,128
Operating costs and expenses:
Cost of sales	1,069,931	1,580,447	1,964,419	3,086,992
Direct operating expenses	62,856	67,630	127,061	138,308
Selling, general and administrative expenses (2)	49,193	46,333	94,789	85,722
Depreciation and amortization (3)	31,267	29,453	63,229	59,331
Total operating costs and expenses	1,213,247	1,723,863	2,249,498	3,370,353
Gain (loss) on disposition of assets	—	(88)	572	2,117
Operating income	88,094	18,932	155,655	57,892
Interest expense	(18,217)	(29,256)	(39,254)	(57,271)
Equity earnings of investees	1,828	1,278	1,274	819
Other income, net	13	638	59	621
Income (loss) before income tax expense (benefit)	71,718	(8,408)	117,734	2,061
Income tax expense (benefit)	23,856	(1,971)	35,817	123
Net income (loss)	47,862	(6,437)	81,917	1,938
Net income attributable to non-controlling interest	11,452	1,080	18,568	8,670
Net income (loss) available to stockholders	$36,410	$(7,517)	$63,349	$(6,732)
Earnings (loss) per share, basic	$0.52	$(0.11)	$0.91	$(0.10)
Weighted average shares outstanding, basic (in thousands)	69,684	68,851	69,584	68,734
Earnings (loss) per share, diluted	$0.50	$(0.11)	$0.87	$(0.10)
Weighted average shares outstanding, diluted (in thousands)	72,501	68,851	72,395	68,734
Cash dividends per share	$0.15	$0.06	$0.25	$0.12
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$135,112	$(31,072)	$115,891	$31,642
Investing activities	(22,332)	(47,403)	(33,945)	(41,007)
Financing activities	(39,415)	(79,666)	(33,077)	(17,983)
OTHER DATA:
Adjusted EBITDA (4)	$121,202	$50,389	$219,645	$116,546
Capital expenditures (5)	20,302	36,495	31,051	54,655
Capital expenditures for turnarounds and catalysts	2,030	11,422	4,363	26,269

	June 30, 2015	December 31, 2014
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$263,830	$214,961
Working capital	153,960	126,665
Total assets	2,211,560	2,200,874
Total debt	539,213	563,687
Total debt less cash and cash equivalents	275,383	348,726
Total equity	714,310	673,778

(1)
Includes excise taxes on sales by the retail segment of $19,369 and $19,101 for the three months ended June 30, 2015 and 2014, respectively, and $37,425 and $36,911 for the six months ended June 30, 2015 and 2014, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $176 and $175 for the three months ended June 30, 2015 and 2014, respectively, and $352 and $350 for the six months ended June 30, 2015 and 2014, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $425 and $595 for the three months ended June 30, 2015 and 2014, respectively, and $894 and $1,191 for the six months ended June 30, 2015 and 2014, respectively, which are not allocated to our three operating segments.

(4)
Adjusted EBITDA represents earnings (loss) before net income attributable to non-controlling interest, income tax expense (benefit), interest expense, depreciation and amortization and (gain) loss on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income attributable to non-controlling interest, income tax expense (benefit), interest expense, (gain) loss on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income (loss) available to stockholders	$36,410	$(7,517)	$63,349	$(6,732)
Net income attributable to non-controlling interest	11,452	1,080	18,568	8,670
Income tax expense (benefit)	23,856	(1,971)	35,817	123
Interest expense	18,217	29,256	39,254	57,271
Depreciation and amortization	31,267	29,453	63,229	59,331
(Gain) loss on disposition of assets	—	88	(572)	(2,117)
Adjusted EBITDA	$121,202	$50,389	$219,645	$116,546
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $10,478 and $2,904 for the three months ended June 30, 2015 and 2014, respectively, and $(7,925) and $9,510 for the six months ended June 30, 2015 and 2014, respectively, which are included in net income (loss) available to stockholders. Additionally, Adjusted EBITDA does not exclude a loss of $3,284 and $13,950 for the three and six months ended June 30, 2015, respectively, resulting from a price adjustment related to asphalt inventory.

(5)
Includes corporate capital expenditures of $1,392 and $494 for the three months ended June 30, 2015 and 2014, respectively, and $3,013 and $1,359 for the six months ended June 30, 2015 and 2014, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,126,040	$1,521,324	$2,085,532	$3,026,242
Operating costs and expenses:
Cost of sales	940,861	1,403,843	1,724,252	2,772,057
Direct operating expenses	55,966	57,478	112,292	118,276
Selling, general and administrative expenses	18,940	18,466	36,279	29,000
Depreciation and amortization	26,692	24,713	54,003	50,081
Total operating costs and expenses	1,042,459	1,504,500	1,926,826	2,969,414
Gain (loss) on disposition of assets	—	(59)	522	(59)
Operating income	$83,581	$16,765	$159,228	$56,769
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$17.22	$17.04	$15.56	$15.56
Refinery operating margin – Krotz Springs (2)	7.95	8.89	8.71	8.22
Refinery direct operating expense – Big Spring (3)	3.54	7.09	3.56	5.33
Refinery direct operating expense – Krotz Springs (3)	3.49	3.70	3.64	4.09
Capital expenditures	$12,470	$31,659	$16,876	$43,855
Capital expenditures for turnarounds and catalysts	2,030	11,422	4,363	26,269
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$19.71	$16.42	$18.73	$16.61
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$10.21	$12.47	$11.79	$11.62
WTI Cushing crude oil (per barrel)	$57.86	$103.04	$53.20	$100.86
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.60	$8.37	$1.27	$5.96
WTI Cushing less WTS	(0.21)	7.88	0.76	5.79
LLS less WTI Cushing	6.28	2.89	4.48	4.42
Brent less LLS	0.32	4.67	0.57	5.81
Brent less WTI Cushing	3.66	7.22	4.54	8.83
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.86	$2.81	$1.69	$2.73
Gulf Coast ultra-low sulfur diesel	1.83	2.92	1.76	2.93
Gulf Coast high sulfur diesel	1.68	2.83	1.62	2.83
Natural gas (per MMBtu)	2.74	4.58	2.77	4.65

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	29,605	39.2	12,634	32.4	37,193	50.3	23,927	42.7
WTI crude	43,659	57.8	23,391	60.0	33,952	45.9	29,652	52.9
Blendstocks	2,227	3.0	2,969	7.6	2,789	3.8	2,471	4.4
Total refinery throughput (4)	75,491	100.0	38,994	100.0	73,934	100.0	56,050	100.0
Refinery production:
Gasoline	37,755	49.8	17,484	45.1	36,978	49.8	26,835	48.0
Diesel/jet	28,052	37.0	12,315	31.8	27,074	36.5	18,461	33.0
Asphalt	2,479	3.3	1,660	4.3	2,876	3.9	2,529	4.5
Petrochemicals	4,915	6.5	1,825	4.7	4,863	6.5	3,111	5.5
Other	2,537	3.4	5,483	14.1	2,466	3.3	5,022	9.0
Total refinery production (5)	75,738	100.0	38,767	100.0	74,257	100.0	55,958	100.0
Refinery utilization (6)		100.4%		85.4%		97.5%		95.7%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	29,429	38.4	29,737	39.2	29,888	40.0	26,904	39.0
Gulf Coast sweet crude	45,069	58.8	46,138	60.8	41,076	55.0	40,953	59.3
Blendstocks	2,103	2.8	—	—	3,781	5.0	1,152	1.7
Total refinery throughput (4)	76,601	100.0	75,875	100.0	74,745	100.0	69,009	100.0
Refinery production:
Gasoline	35,511	45.4	33,909	43.7	35,021	45.8	32,407	46.0
Diesel/jet	32,496	41.5	33,665	43.4	31,599	41.4	29,791	42.3
Heavy Oils	1,378	1.8	1,362	1.8	1,356	1.8	980	1.4
Other	8,838	11.3	8,616	11.1	8,419	11.0	7,225	10.3
Total refinery production (5)	78,223	100.0	77,552	100.0	76,395	100.0	70,403	100.0
Refinery utilization (6)		100.7%		102.5%		95.9%		91.7%

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

The refinery operating margin for the three and six months ended June 30, 2015 excludes realized and unrealized gains on commodity swaps of $7,512 and $37,355, respectively. For the six months ended June 30, 2015, $8,926 related substantially to inventory adjustments was not included in cost of sales of either the Big Spring refinery or Krotz Springs refinery.
The refinery operating margin for the three and six months ended June 30, 2014 excludes realized and unrealized losses on commodity swaps of $2,389 and $8,627, respectively.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per ton data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$69,900	$117,677	$120,552	$213,848
Operating costs and expenses:
Cost of sales (1)(2)	60,771	107,801	115,054	195,535
Direct operating expenses	6,890	10,152	14,769	20,032
Selling, general and administrative expenses	2,755	2,299	4,531	5,027
Depreciation and amortization	1,207	1,162	2,352	2,362
Total operating costs and expenses	71,623	121,414	136,706	222,956
Gain (loss) on disposition of assets	—	(152)	—	2,014
Operating loss (5)	$(1,723)	$(3,889)	$(16,154)	$(7,094)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	108	142	173	226
Non-blended asphalt sales volume (tons in thousands) (4)	15	4	33	26
Blended asphalt sales price per ton (3)	$505.54	$564.75	$498.83	$557.86
Non-blended asphalt sales price per ton (4)	229.20	302.75	317.36	375.85
Asphalt margin per ton (5)	100.92	67.64	94.41	72.67
Capital expenditures	$238	$1,501	$1,644	$3,219

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $11,864 and $36,272 for the three months ended June 30, 2015 and 2014, respectively, and $23,782 and $78,000 for the six months ended June 30, 2015 and 2014, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

(2)
Cost of sales includes intersegment purchases of asphalt blends from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	Blended asphalt represents base material asphalt that has been blended with other materials necessary to sell the asphalt as a finished product.

(4)	Non-blended asphalt represents base material asphalt and other components that require additional blending before being sold as a finished product.

(5)
Asphalt margin is a per ton measurement calculated by dividing the margin between net sales and cost of sales by the total sales volume. Asphalt margins are used in the asphalt industry to measure operating results related to asphalt sales.

Asphalt margin for the three and six months ended June 30, 2015 excludes a loss of $3,284 and $13,950, respectively, resulting from a price adjustment related to asphalt inventory. This loss is included in operating loss above.

RETAIL SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$206,634	$252,659	$382,619	$473,907
Operating costs and expenses:
Cost of sales (2)	169,532	217,580	309,235	407,269
Selling, general and administrative expenses	27,322	25,393	53,627	51,345
Depreciation and amortization	2,943	2,983	5,980	5,697
Total operating costs and expenses	199,797	245,956	368,842	464,311
Gain on disposition of assets	—	123	50	163
Operating income	$6,837	$6,826	$13,827	$9,759
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	294	296	294	296
Retail fuel sales (thousands of gallons)	49,511	48,767	95,606	94,283
Retail fuel sales (thousands of gallons per site per month)(3)	58	57	56	55
Retail fuel margin (cents per gallon) (4)	20.3	19.4	21.9	18.9
Retail fuel sales price (dollars per gallon) (5)	$2.46	$3.47	$2.32	$3.36
Merchandise sales	$84,878	$83,182	$160,980	$156,517
Merchandise sales (per site per month) (3)	$96	$94	$91	$88
Merchandise margin (6)	31.8%	30.7%	32.5%	31.1%
Capital expenditures	$6,202	$2,841	$9,518	$6,222

(1)
Includes excise taxes on sales of $19,369 and $19,101 for the three months ended June 30, 2015 and 2014, respectively, and $37,425 and $36,911 for the six months ended June 30, 2015 and 2014, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At June 30, 2015, we had 294 retail convenience stores of which 283 sold fuel. At June 30, 2014, we had 296 retail convenience stores of which 285 sold fuel.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Sales
Consolidated. Net sales for the three months ended June 30, 2015 were $1,301.3 million, compared to $1,742.9 million for the three months ended June 30, 2014, a decrease of $441.6 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,126.0 million for the three months ended June 30, 2015, compared to $1,521.3 million for the three months ended June 30, 2014, a decrease of $395.3 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
Refined product prices decreased during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2015 decreased $0.95, or 33.8%, to $1.86, compared to $2.81 for the three months ended June 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2015 decreased $1.09, or 37.3%, to $1.83, compared to $2.92 for the three months ended June 30, 2014. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2015 decreased $1.15, or 40.6%, to $1.68, compared to $2.83 for the three months ended June 30, 2014.
Combined refinery average throughput for the three months ended June 30, 2015 was 152,092 bpd, consisting of 75,491 bpd at the Big Spring refinery and 76,601 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 114,869 bpd for the three months ended June 30, 2014, consisting of 38,994 bpd at the Big Spring refinery and 75,875 bpd at the Krotz Springs refinery. During the three months ended June 30, 2014, refinery throughput at the Big Spring refinery was reduced as we completed both the planned turnaround and the vacuum tower project.
Asphalt Segment. Net sales for our asphalt segment were $69.9 million for the three months ended June 30, 2015, compared to $117.7 million for the three months ended June 30, 2014, a decrease of $47.8 million, or 40.6%. This decrease was primarily due to lower asphalt sales volumes and lower asphalt sales as part of a supply and offtake arrangement of $24.4 million. The asphalt sales volume decreased 15.8% to 123 thousand tons for the three months ended June 30, 2015 from 146 thousand tons for the three months ended June 30, 2014.
Retail Segment. Net sales for our retail segment were $206.6 million for the three months ended June 30, 2015, compared to $252.7 million for the three months ended June 30, 2014, a decrease of $46.1 million, or 18.2%. This decrease was primarily due to a decrease in retail fuel sales prices, partially offset by an increase in retail fuel sales volumes and merchandise sales. The retail fuel sales price decreased 29.1% to $2.46 per gallon for the three months ended June 30, 2015 from $3.47 per gallon for the three months ended June 30, 2014.
Cost of Sales
Consolidated. Cost of sales for the three months ended June 30, 2015 were $1,069.9 million, compared to $1,580.4 million for the three months ended June 30, 2014, a decrease of $510.5 million. This decrease was primarily due to lower crude oil prices, lower asphalt sales volumes and lower retail fuel costs, partially offset by higher refinery throughput for the three months ended June 30, 2015.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $940.9 million for the three months ended June 30, 2015, compared to $1,403.8 million for the three months ended June 30, 2014, a decrease of $462.9 million. This decrease was primarily due to lower crude oil prices, partially offset by higher refinery throughput for the three months ended June 30, 2015. The average price of WTI Cushing decreased 43.8% to $57.86 per barrel for the three months ended June 30, 2015, compared to $103.04 per barrel for the three months ended June 30, 2014.
Asphalt Segment. Cost of sales for our asphalt segment were $60.8 million for the three months ended June 30, 2015, compared to $107.8 million for the three months ended June 30, 2014, a decrease of $47.0 million, or 43.6%. This decrease was primarily due to lower asphalt sales volumes, lower asphalt purchases as part of a supply and offtake arrangement of $24.4 million and lower costs of asphalt purchased during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.
Retail Segment. Cost of sales for our retail segment were $169.5 million for the three months ended June 30, 2015, compared to $217.6 million for the three months ended June 30, 2014, a decrease of $48.1 million, or 22.1%. This decrease was primarily due to lower retail fuel costs.

Direct Operating Expenses
Consolidated. Direct operating expenses were $62.9 million for the three months ended June 30, 2015, compared to $67.6 million for the three months ended June 30, 2014, a decrease of $4.7 million, or 7.0%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended June 30, 2015 were $56.0 million, compared to $57.5 million for the three months ended June 30, 2014, a decrease of $1.5 million, or 2.6%. This decrease was primarily due to lower maintenance and utility costs, partially offset by higher throughput during the three months ended June 30, 2015.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2015 were $6.9 million, compared to $10.2 million for the three months ended June 30, 2014, a decrease of $3.3 million, or 32.4%. This decrease was primarily due to lower utility costs and employee related costs during the three months ended June 30, 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended June 30, 2015 were $49.2 million, compared to $46.3 million for the three months ended June 30, 2014, an increase of $2.9 million, or 6.3%. This increase was primarily due to increased employee incentive costs during the three months ended June 30, 2015.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended June 30, 2015 were $18.9 million, compared to $18.5 million for the three months ended June 30, 2014, an increase of $0.4 million, or 2.2%.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2015 were $2.8 million, compared to $2.3 million for the three months ended June 30, 2014, an increase of $0.5 million.
Retail Segment. SG&A expenses for our retail segment for the three months ended June 30, 2015 were $27.3 million, compared to $25.4 million for the three months ended June 30, 2014, an increase of $1.9 million.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2015 was $31.3 million, compared to $29.5 million for the three months ended June 30, 2014, an increase of $1.8 million, or 6.1%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended June 30, 2015 resulting from the completion of the planned turnaround at the Big Spring refinery during the second quarter of 2014.
Operating Income
Consolidated. Operating income for the three months ended June 30, 2015 was $88.1 million, compared to $18.9 million for the three months ended June 30, 2014, an increase of $69.2 million. This increase was primarily due to higher refinery throughput, increased refinery operating margins and the impacts of commodity swaps.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $83.6 million for the three months ended June 30, 2015, compared to $16.8 million for the three months ended June 30, 2014, an increase of $66.8 million. This increase was primarily due to higher refinery throughput at the Big Spring refinery and the impacts of commodity swaps. We had realized and unrealized gains (losses) on commodity swaps of $7.5 million and $(2.4) million for the three months ended June 30, 2015 and 2014, respectively.
Refinery operating margin at the Big Spring refinery was $17.22 per barrel for the three months ended June 30, 2015, compared to $17.04 per barrel for the three months ended June 30, 2014. This increase in operating margin was primarily due to improved light product yields, partially offset by the industry margin environment. The contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average Gulf Coast 3/2/1 crack spread increased to $19.71 per barrel for the three months ended June 30, 2015, compared to $16.42 per barrel for the three months ended June 30, 2014. The average WTI Cushing to WTS spread narrowed to $(0.21) per barrel for the three months ended June 30, 2015, compared to $7.88 per barrel for the three months ended June 30, 2014. The average WTI Cushing to WTI Midland spread narrowed to $0.60 per barrel for the three months ended June 30, 2015, compared to $8.37 per barrel for the three months ended June 30, 2014. The contango environment in the three months ended June 30, 2015 created a cost of crude benefit of $1.90 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.93 per barrel for the three months ended June 30, 2014 (“second quarter 2015 Contango Benefit”).

Refinery operating margin at the Krotz Springs refinery was $7.95 per barrel for the three months ended June 30, 2015, compared to $8.89 per barrel for the three months ended June 30, 2014. This decrease was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread and a narrowing of the WTI Cushing to WTI Midland spread, partially offset by a widening LLS to WTI Cushing spread and the second quarter 2015 Contango Benefit during the three months ended June 30, 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended June 30, 2015 was $10.21 per barrel, compared to $12.47 per barrel for the three months ended June 30, 2014. The average LLS to WTI Cushing spread widened $3.39 per barrel to $6.28 per barrel for the three months ended June 30, 2015, compared to $2.89 per barrel for the three months ended June 30, 2014.
Asphalt Segment. Operating loss for our asphalt segment was $1.7 million for the three months ended June 30, 2015, compared to $3.9 million for the three months ended June 30, 2014, a decrease in loss of $2.2 million. This decrease was primarily due to higher asphalt margins and lower direct operating expenses, partially offset by lower sales volumes during the three months ended June 30, 2015. The asphalt margin was $100.92 per ton for the three months ended June 30, 2015, compared to $67.64 per ton for the three months ended June 30, 2014.
Retail Segment. Operating income for our retail marketing segment was $6.8 million for the three months ended June 30, 2015, compared to $6.8 million for the three months ended June 30, 2014.
Interest Expense
Interest expense was $18.2 million for the three months ended June 30, 2015, compared to $29.3 million for the three months ended June 30, 2014, a decrease of $11.1 million, or 37.9%. A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our expense and a contango environment reduces our expense. The decrease in interest expense for the three months ended June 30, 2015 was due to crude oil prices moving from backwardation in 2014 into contango in 2015.
Income Tax Expense (Benefit)
Income tax expense was $23.9 million for the three months ended June 30, 2015, compared to income tax benefit of $2.0 million for the three months ended June 30, 2014. Income tax expense increased as a result of operating at a pre-tax income during the three months ended June 30, 2015, compared to operating at a pre-tax loss during the three months ended June 30, 2014.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interests includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $11.5 million for the three months ended June 30, 2015, compared to $1.1 million for the three months ended June 30, 2014, an increase of $10.4 million.
Net Income (Loss) Available to Stockholders
Net income available to stockholders was $36.4 million for the three months ended June 30, 2015, compared to net loss of $7.5 million for the three months ended June 30, 2014, an increase of $43.9 million. This increase was attributable to the factors discussed above.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Sales
Consolidated. Net sales for the six months ended June 30, 2015 were $2,404.6 million, compared to $3,426.1 million for the six months ended June 30, 2014, a decrease of $1,021.5 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $2,085.5 million for the six months ended June 30, 2015, compared to $3,026.2 million for the six months ended June 30, 2014, a decrease of $940.7 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.

Refined product prices decreased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2015 decreased $1.04, or 38.1%, to $1.69, compared to $2.73 for the six months ended June 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2015 decreased $1.17, or 39.9%, to $1.76, compared to $2.93 for the six months ended June 30, 2014. The average per gallon price of Gulf Coast high sulfur diesel for the six months ended June 30, 2015 decreased $1.21, or 42.8%, to $1.62, compared to $2.83 for the six months ended June 30, 2014.
Combined refinery average throughput for the six months ended June 30, 2015 was 148,679 bpd, consisting of 73,934 bpd at the Big Spring refinery and 74,745 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 125,059 bpd for the six months ended June 30, 2014, consisting of 56,050 bpd at the Big Spring refinery and 69,009 bpd at the Krotz Springs refinery. During the six months ended June 30, 2014, refinery throughput at the Big Spring refinery was reduced as we completed both the planned turnaround and the vacuum tower project.
Asphalt Segment. Net sales for our asphalt segment were $120.6 million for the six months ended June 30, 2015, compared to $213.8 million for the six months ended June 30, 2014, a decrease of $93.2 million, or 43.6%. This decrease was primarily due to lower asphalt sales as part of a supply and offtake arrangement of $54.2 million, decreased asphalt sales volumes and lower blended asphalt sales prices. The asphalt sales volume decreased 18.3% to 206 thousand tons for the six months ended June 30, 2015 from 252 thousand tons for the six months ended June 30, 2014. The average blended asphalt sales price decreased 10.6% to $498.83 per ton for the six months ended June 30, 2015 from $557.86 per ton for the six months ended June 30, 2014.
Retail Segment. Net sales for our retail segment were $382.6 million for the six months ended June 30, 2015, compared to $473.9 million for the six months ended June 30, 2014, a decrease of $91.3 million, or 19.3%. This decrease was primarily due to lower retail fuel sales prices, partially offset by retail fuel sales volumes and higher merchandise sales. The retail fuel sales price decreased 31.0% to $2.32 per gallon for the six months ended June 30, 2015 from $3.36 per gallon for the six months ended June 30, 2014.
Cost of Sales
Consolidated. Cost of sales for the six months ended June 30, 2015 were $1,964.4 million, compared to $3,087.0 million for the six months ended June 30, 2014, a decrease of $1,122.6 million, or 36.4%. This decrease was primarily due to lower crude oil prices, lower asphalt sales volumes and lower retail fuel costs, partially offset by higher refinery throughput for the six months ended June 30, 2015.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $1,724.3 million for the six months ended June 30, 2015, compared to $2,772.1 million for the six months ended June 30, 2014, a decrease of $1,047.8 million, or 37.8%. This decrease was primarily due to lower crude oil prices, partially offset by higher refinery throughput for the six months ended June 30, 2015. The average price of WTI Cushing decreased 47.3% to $53.20 per barrel for the six months ended June 30, 2015 from $100.86 per barrel for the six months ended June 30, 2014.
Asphalt Segment. Cost of sales for our asphalt segment were $115.1 million for the six months ended June 30, 2015, compared to $195.5 million for the six months ended June 30, 2014, a decrease of $80.4 million, or 41.1%. This decrease was primarily due to decreased asphalt sales volumes, lower asphalt purchases as part of a supply and offtake arrangement of $54.2 million and lower costs of asphalt purchased during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.
Retail Segment. Cost of sales for our retail segment were $309.2 million for the six months ended June 30, 2015, compared to $407.3 million for the six months ended June 30, 2014, a decrease of $98.1 million, or 24.1%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.
Direct Operating Expenses
Consolidated. Direct operating expenses were $127.1 million for the six months ended June 30, 2015, compared to $138.3 million for the six months ended June 30, 2014, a decrease of $11.2 million, or 8.1%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the six months ended June 30, 2015 were $112.3 million, compared to $118.3 million for the six months ended June 30, 2014, a decrease of $6.0 million, or 5.1%. This decrease was primarily due to lower maintenance and utility costs during the six months ended June 30, 2015.
Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2015 were $14.8 million, compared to $20.0 million for the six months ended June 30, 2014, a decrease of $5.2 million, or 26.0%. This decrease was primarily due to lower utility and employee related costs during the six months ended June 30, 2015.

Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the six months ended June 30, 2015 were $94.8 million, compared to $85.7 million for the six months ended June 30, 2014, an increase of $9.1 million, or 10.6%. This increase was primarily due to higher employee related costs for the six months ended June 30, 2015.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the six months ended June 30, 2015 were $36.3 million, compared to $29.0 million for the six months ended June 30, 2014, an increase of $7.3 million, or 25.2%. This increase was primarily due to higher employee related costs for the six months ended June 30, 2015.
Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2015 were $4.5 million, compared to $5.0 million for the six months ended June 30, 2014, a decrease of $0.5 million, or 10.0%.
Retail Segment. SG&A expenses for our retail segment for the six months ended June 30, 2015 were $53.6 million, compared to $51.3 million for the six months ended June 30, 2014, an increase of $2.3 million, or 4.5%.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2015 was $63.2 million, compared to $59.3 million for the six months ended June 30, 2014, an increase of $3.9 million, or 6.6%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the six months ended June 30, 2015 resulting from the completion of the planned turnaround at the Big Spring refinery during the second quarter of 2014.
Operating Income
Consolidated. Operating income for the six months ended June 30, 2015 was $155.7 million, compared to $57.9 million for the six months ended June 30, 2014, an increase of $97.8 million. This increase was primarily due to increased refinery throughput, higher retail fuel and merchandise margins, increased refinery operating margin at the Krotz Springs refinery and the impacts of commodity swaps, partially offset by a loss of $14.0 million resulting from a price adjustment related to asphalt inventory.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $159.2 million for the six months ended June 30, 2015, compared to $56.8 million for the six months ended June 30, 2014, an increase of $102.4 million. This increase was primarily due to increased refinery throughput and increased refinery operating margin at the Krotz Springs refinery and the impact of commodity swaps. We had realized and unrealized gains (losses) on commodity swaps of $37.4 million and $(8.6) million for the six months ended June 30, 2015 and 2014, respectively.
Refinery operating margin at the Big Spring refinery was $15.56 per barrel for the six months ended June 30, 2015, compared to $15.56 per barrel for the six months ended June 30, 2014. The operating margin at the Big Spring refinery was flat relative to the same period last year primarily due to improved light product yields being offset by the industry margin environment. The contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average Gulf Coast 3/2/1 crack spread increased to $18.73 per barrel for the six months ended June 30, 2015, compared to $16.61 per barrel for the six months ended June 30, 2014. The average WTI Cushing to WTS spread narrowed to $0.76 per barrel for the six months ended June 30, 2015, compared to $5.79 per barrel for the six months ended June 30, 2014. The average WTI Cushing to WTI Midland spread narrowed to $1.27 per barrel for the six months ended June 30, 2015, compared to $5.96 per barrel for the six months ended June 30, 2014. The contango environment in the six months ended June 30, 2015 created a cost of crude benefit of $1.28 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.53 per barrel for the six months ended June 30, 2014 (“first half 2015 Contango Benefit”).
Refinery operating margin at the Krotz Springs refinery was $8.71 per barrel for the six months ended June 30, 2015, compared to $8.22 per barrel for the six months ended June 30, 2014. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread, a widening of the LLS to WTI Cushing spread and the first half 2015 Contango Benefit, partially offset by a narrowing of the WTI Cushing to WTI Midland spread during the six months ended June 30, 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the six months ended June 30, 2015 was $11.79 per barrel, compared to $11.62 per barrel for the six months ended June 30, 2014. The average LLS to WTI Cushing spread widened to $4.48 per barrel for the six months ended June 30, 2015, compared to $4.42 per barrel for the six months ended June 30, 2014.
Asphalt Segment. Operating loss for our asphalt segment was $16.2 million for the six months ended June 30, 2015, compared to $7.1 million for the six months ended June 30, 2014, an increase in loss of $9.1 million. This increase was primarily due to lower sales volumes and a loss of $14.0 million resulting from a price adjustment related to asphalt inventory, partially offset by higher asphalt margins for the six months ended June 30, 2015. Asphalt margins for the six months ended

June 30, 2015 were $94.41 per ton compared to $72.67 per ton for the six months ended June 30, 2014. Operating loss for the six months ended June 30, 2014 included the gain on the sale of our Willbridge, Oregon asphalt terminal of $2.0 million.
Retail Segment. Operating income for our retail segment was $13.8 million for the six months ended June 30, 2015, compared to $9.8 million for the six months ended June 30, 2014, an increase of $4.0 million. This increase was primarily due to higher retail fuel margins and higher merchandise margins.
Interest Expense
Interest expense was $39.3 million for the six months ended June 30, 2015, compared to $57.3 million for the six months ended June 30, 2014, a decrease of $18.0 million, or 31.4%. A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our expense and a contango environment reduces our expense. The decrease in interest expense for the six months ended June 30, 2015 was due to crude oil prices moving from backwardation in 2014 into contango in 2015.
Income Tax Expense
Income tax expense was $35.8 million for the six months ended June 30, 2015, compared to $0.1 million for the six months ended June 30, 2014. Income tax expense increased as a result of our higher pre-tax income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and an increase in the effective tax rate. Our effective tax rate was 30.4% for the six months ended June 30, 2015, compared to an effective tax rate of 6.0% for the six months ended June 30, 2014. The higher effective tax rate, as compared to the statutory rate, was due to the impact of the non-controlling interest’s share of Partnership income.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $18.6 million for the six months ended June 30, 2015, compared to $8.7 million for the six months ended June 30, 2014, an increase of $9.9 million.
Net Income (Loss) Available to Stockholders
Net income available to stockholders was $63.3 million for the six months ended June 30, 2015, compared to net loss available to stockholders of $6.7 million for the six months ended June 30, 2014, an increase of $70.0 million. This increase was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$115,891	$31,642
Investing activities	(33,945)	(41,007)
Financing activities	(33,077)	(17,983)
Net increase (decrease) in cash and cash equivalents	$48,869	$(27,348)
Cash Flows Provided By Operating Activities
Net cash provided by operating activities was $115.9 million during the six months ended June 30, 2015, compared to $31.6 million during the six months ended June 30, 2014. The increase in operating cash flows of $84.3 million was primarily attributable to increased net income after adjusting for non-cash items of $59.1 million, reduced cash used for accounts payable and accrued liabilities of $38.1 million, reduced cash used for inventories of $47.2 million and increased cash provided by prepaid expenses and other current assets of $12.6 million. These changes were partially offset by reduced cash collected on receivables of $57.9 million, increased cash used for other non-current liabilities of $14.4 million and increased cash used for other assets of $0.4 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $33.9 million during the six months ended June 30, 2015, compared to $41.0 million during the six months ended June 30, 2014. The change in investing cash flows of $7.1 million was primarily attributable to reduced cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $45.5 million, partially offset by reduced cash proceeds from the disposition of assets of $38.9 million. The decrease in capital expenditures and capital expenditures for turnarounds and catalysts is related to the planned turnaround and the vacuum tower project at our Big Spring refinery during the second quarter of 2014. The decrease in cash proceeds from the disposition of assets is related to the sale of the Willbridge, Oregon asphalt terminal in 2014 for $40.0 million.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $33.1 million during the six months ended June 30, 2015, compared to $18.0 million during the six months ended June 30, 2014. The increase in cash flows used in financing activities of $15.1 million was primarily attributable to reduced proceeds from long term debt of $145.0 million and increased payments to shareholders and non-controlling interests of $15.2 million, partially offset by reduced payments on long-term debt of $89.6 million and increased proceeds from inventory transactions of $55.3 million during the six months ended June 30, 2015.
Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have an unsecured credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At June 30, 2015 and December 31, 2014, we had letters of credit outstanding under this facility of $44.2 million and $54.2 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $40.0 million and $60.0 million and letters of credit outstanding of $43.5 million and $23.5 million under this facility at June 30, 2015 and December 31, 2014, respectively.
In May 2015, the $240.0 million revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under this facility now bear interest at the Eurodollar rate plus 3.00% per annum.

Convertible Senior Notes. The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2015, the conversion rate was adjusted to 69.482 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $14.39 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $14.39 per share and the warrants were adjusted to $19.55 per share. Upon a potential change of control, we may have to settle the value of the warrants in accordance with the indenture. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. The Convertible Notes holders may require us to render a make-whole payment to holders under certain circumstances, including in the event of a change in control, as defined in the indenture. As of June 30, 2015, there have been no conversions of the Convertible Notes.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure projection for 2015 is $148.0 million, which includes expenditures for catalysts and turnarounds and approximately $16.7 million of special regulatory projects. Approximately $35.4 million has been spent during the six months ended June 30, 2015.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2015, the market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $9.5 million. At June 30, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $25.0 million.
As of June 30, 2015, we held 0.5 million barrels of refined products, asphalt and blendstock and 1.0 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs would have been lower by $0.5 million. If the market value of crude oil would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs, net of the fair value hedged items, would have been lower by $1.0 million.
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

The following table provides information about our commodity derivative contracts as of June 30, 2015:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	204,022	$60.85	$—	$12,415	$12,340	$(75)
Forwards-short (Crude)	(26,536)	—	64.80	(1,720)	(1,735)	(15)
Forwards-long (Gasoline)	195,096	84.81	—	16,545	16,411	(134)
Forwards-short (Gasoline)	(47,602)	—	83.95	(3,996)	(3,957)	39
Forwards-long (Distillate)	147,956	71.06	—	10,513	11,246	733
Forwards-short (Distillate)	(156,177)	—	78.23	(12,218)	(12,798)	(580)
Forwards-long (Jet)	35,571	73.36	—	2,609	2,619	10
Forwards-short (Jet)	(90,535)	—	72.08	(6,525)	(6,630)	(105)
Forwards-short (Slurry)	(12,905)	—	46.92	(606)	(607)	(1)
Forwards-long (Catfeed)	40,869	78.52	—	3,209	3,231	22
Forwards-short (Catfeed)	(18,424)	—	78.52	(1,447)	(1,457)	(10)
Forwards-long (Slop)	4,104	49.83	—	204	205	1
Forwards-short (Slop)	(15,359)	—	51.52	(791)	(791)	—
Forwards-long (Propane)	78	34.83	—	3	3	—
Forwards-short (Propane)	(35,000)	—	15.42	(540)	(591)	(51)
Forwards-long (Butane)	68,724	22.02	—	1,513	1,642	129
Forwards-short (Asphalt)	(104,230)	—	55.16	(5,749)	(5,749)	—
Futures-long (Crude)	95,000	59.25	—	5,629	5,650	21
Futures-short (Crude)	(106,000)	—	60.98	(6,464)	(6,304)	160
Futures-long (Gasoline)	61,000	85.35	—	5,206	5,251	45
Futures-short (Gasoline)	(259,000)	—	85.47	(22,136)	(22,293)	(157)
Futures-long (Distillate)	166,000	79.45	—	13,188	13,176	(12)
Futures-short (Distillate)	(22,000)	—	77.64	(1,708)	(1,746)	(38)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps (Jet-LLS)	(1,800,000)	$22.58	$32.64	$40,635	$58,746	$18,111
Futures-swaps (WTI-Jet)	1,800,000	15.25	15.30	27,450	27,543	93
Futures-swaps (LLS-WTI)	2,880,000	4.85	2.69	13,981	7,760	(6,221)
Futures-swaps (Brent-WTI)	(4,950,000)	10.52	5.79	(52,087)	(28,681)	23,406
Futures-swaps (WTI-Brent)	4,410,000	4.72	5.76	20,817	25,420	4,603
Futures-swaps (WTI 2.1.1 crack spread)	(550,000)	18.82	19.16	(10,352)	(10,537)	(185)
Futures-swaps (Brent 2.1.1 crack spread)	(840,000)	14.03	15.23	(11,781)	(12,791)	(1,010)
Interest Rate Risk
As of June 30, 2015, $412.1 million, excluding discounts, of our outstanding debt was subject to floating interest rates, of which $243.8 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of June 30, 2015, we had three interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately 75% of the outstanding principal of the term loan within the retail credit agreement. As of June 30, 2015, the outstanding balance of the term loan was $99.0 million and the interest rate swaps had a current fixed interest rate of 0.74%.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $0.9 million per year.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 17, 2015, SEC File No. 001-32567).
3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on May 15, 2015, SEC File No. 001-32567).
10.1
Second Amendment to Shareholder Agreements among Alon USA Energy, Inc., Alon Assets, Inc., Jeff Morris and Jeff Morris/IRA, dated May 12, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 15, 2015, SEC File No. 001-32567).

10.2
Management Employment Agreement between Paul Eisman and Alon USA GP, LLC, dated May 11, 2015 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 15, 2015, SEC File No. 001-32567).

10.3
Restricted Stock Award Agreement between Paul Eisman and Alon USA Energy, Inc., dated May 11, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on May 15, 2015, SEC File No. 001-32567).

10.4
First Amendment to Employment Agreement between Alan P. Moret and Alon USA GP, LLC, dated May 12, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on May 15, 2015, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	August 4, 2015	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	August 4, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)