Form 10-Q
period 2015-09-30
Alon USA Energy, Inc.
filed 2015-11-03
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 30, 2015, was 70,960,461.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,864	$214,961
Accounts and other receivables, net	167,549	153,859
Income tax receivable	2,846	9,196
Inventories	112,257	122,803
Deferred income tax asset	9,555	11,228
Prepaid expenses and other current assets	28,242	26,315
Total current assets	559,313	538,362
Equity method investments	28,139	25,376
Property, plant and equipment, net	1,363,166	1,372,344
Goodwill	101,913	101,913
Other assets, net	167,498	162,879
Total assets	$2,220,029	$2,200,874
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$257,606	$292,217
Accrued liabilities	123,712	104,391
Current portion of long-term debt	16,422	15,089
Total current liabilities	397,740	411,697
Other non-current liabilities	182,476	182,659
Long-term debt	544,403	548,598
Deferred income tax liability	355,474	384,142
Total liabilities	1,480,093	1,527,096
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; 0 and 68,180 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	682
Common stock, par value $0.01, 150,000,000 shares authorized; 70,844,114 and 69,606,944 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	708	696
Additional paid-in capital	522,804	517,127
Accumulated other comprehensive loss, net of tax	(23,684)	(8,458)
Retained earnings	204,244	126,851
Total stockholders’ equity	704,072	636,898
Non-controlling interest in subsidiaries	35,864	36,880
Total equity	739,936	673,778
Total liabilities and equity	$2,220,029	$2,200,874

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales (1)	$1,151,204	$1,850,097	$3,555,785	$5,276,225
Operating costs and expenses:
Cost of sales	914,193	1,608,080	2,878,612	4,695,072
Direct operating expenses	65,047	70,356	192,108	208,664
Selling, general and administrative expenses	54,100	44,114	148,889	129,836
Depreciation and amortization	31,033	32,170	94,262	91,501
Total operating costs and expenses	1,064,373	1,754,720	3,313,871	5,125,073
Gain (loss) on disposition of assets	23	(1,372)	595	745
Operating income	86,854	94,005	242,509	151,897
Interest expense	(20,696)	(28,202)	(59,950)	(85,473)
Equity earnings of investees	3,451	1,982	4,725	2,801
Other income, net	92	20	151	641
Income before income tax expense	69,701	67,805	187,435	69,866
Income tax expense	17,325	14,331	53,142	14,454
Net income	52,376	53,474	134,293	55,412
Net income attributable to non-controlling interest	10,440	14,992	29,008	23,662
Net income available to stockholders	$41,936	$38,482	$105,285	$31,750
Earnings per share, basic	$0.60	$0.56	$1.51	$0.46
Weighted average shares outstanding, basic (in thousands)	69,893	69,153	69,687	68,873
Earnings per share, diluted	$0.58	$0.55	$1.46	$0.46
Weighted average shares outstanding, diluted (in thousands)	72,526	69,556	72,281	69,261
Cash dividends per share	$0.15	$0.10	$0.40	$0.22
___________

(1)	Includes excise taxes on sales by the retail segment of $20,068 and $19,012 for the three months and $57,493 and $55,923 for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$52,376	$53,474	$134,293	$55,412
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	(997)	283	(1,838)	(519)
Loss reclassified to earnings - interest expense	107	21	219	35
Net gain (loss), before tax	(890)	304	(1,619)	(484)
Income tax expense (benefit)	(330)	111	(600)	(179)
Net gain (loss), net of tax	(560)	193	(1,019)	(305)
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	—	5,051	6,070	37,558
Amortization of unrealized (gain) loss on de-designated cash flow hedges - cost of sales	(11,323)	2,753	(29,260)	13,181
Net gain (loss), before tax	(11,323)	7,804	(23,190)	50,739
Income tax expense (benefit)	(4,189)	2,888	(8,580)	18,773
Net gain (loss), net of tax	(7,134)	4,916	(14,610)	31,966
Total other comprehensive income (loss), net of tax	(7,694)	5,109	(15,629)	31,661
Comprehensive income	44,682	58,583	118,664	87,073
Comprehensive income attributable to non-controlling interest	10,298	15,100	28,605	24,638
Comprehensive income attributable to stockholders	$34,384	$43,483	$90,059	$62,435

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$134,293	$55,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94,262	91,501
Stock compensation	7,280	5,776
Deferred income taxes	(17,815)	(13,237)
Equity earnings of investees, net of dividends	(2,750)	(1,449)
Amortization of debt issuance costs	2,620	2,955
Amortization of original issuance discount	4,639	4,805
Write-off of unamortized debt issuance costs	—	358
Write-off of unamortized original issuance discount	—	391
Gain on disposition of assets	(595)	(745)
Unrealized (gain) loss on commodity swaps	(9,014)	10,774
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,595)	12,604
Income tax receivable	6,350	16,053
Inventories	11,432	(19,554)
Prepaid expenses and other current assets	(1,927)	(7,213)
Other assets, net	(15,614)	(773)
Accounts payable	(44,234)	(19,163)
Accrued liabilities	11,779	8,603
Other non-current liabilities	(1,801)	(2,514)
Net cash provided by operating activities	176,310	144,584
Cash flows from investing activities:
Capital expenditures	(57,262)	(73,796)
Capital expenditures for turnarounds and catalysts	(11,410)	(51,392)
Contribution to equity method investment	—	(597)
Proceeds from disposition of assets	1,570	41,032
Acquisition of retail stores	(11,196)	—
Net cash used in investing activities	(78,298)	(84,753)
Cash flows from financing activities:
Dividends paid to stockholders	(27,877)	(15,102)
Dividends paid to non-controlling interest	(260)	(389)
Distributions paid to non-controlling interest in the Partnership	(28,195)	(11,506)
Inventory agreement transactions	(8,137)	(200)
Deferred debt issuance costs	(2,139)	(2,079)
Revolving credit facilities, net	(10,000)	(50,000)
Additions to long-term debt	14,049	145,000
Payments on long-term debt	(11,550)	(156,486)
Net cash used in financing activities	(74,109)	(90,762)
Net increase (decrease) in cash and cash equivalents	23,903	(30,931)
Cash and cash equivalents, beginning of period	214,961	224,499
Cash and cash equivalents, end of period	$238,864	$193,568
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$54,031	$85,261
Cash paid (refunds received) for income tax	$37,046	$(6,619)
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$4,087	$4,495

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2015.
Our consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The standard allows for either full retrospective adoption or modified retrospective adoption. In August 2015, the FASB updated the guidance to include a one-year deferral of the effective date for the new revenue standard, making the requirements of the standard effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the guidance to determine the method of adoption and the impact this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update simplifying the presentation of debt issuance costs. The new standard requires that certain costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB updated the guidance to clarify that debt issuance costs related to line-of-credit arrangements would not be impacted by the updated standard. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We currently have debt issuance costs included as deferred charges in our consolidated balance sheets, which will be reclassified as a reduction of debt when we adopt the updated guidance.
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
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated wholesale marketing operations. As of September 30, 2015, the 11,510,039 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the non-economic general partner interest in the Partnership.
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
During the nine months ended September 30, 2015, the Partnership paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount	Distribution Paid to Non-Affiliated Common Unitholders
March 2, 2015	$0.70	$43,755	$8,055
May 26, 2015	$0.71	$44,379	$8,169
August 25, 2015	$1.04	$65,011	$11,971

(3)	Segment Data
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
(a)Refining and Marketing Segment
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (the “California refineries”). Our refineries have a combined crude oil throughput capacity of approximately 217,000 barrels per day (“bpd”). We refine crude oil into petroleum products including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. Our California refineries did not process crude oil during the nine months ended September 30, 2015 and 2014 due to the high cost of crude oil relative to product yield and low asphalt demand.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

We supply gasoline and diesel to 636 Alon branded retail sites, including our retail segment convenience stores. During 2015, approximately 57% of the gasoline and 23% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 65 licensed locations that are not under fuel supply agreements.
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
(c)Retail Segment
Our retail segment operates 308 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline, diesel fuel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
In August 2015, we acquired 14 retail stores in the Albuquerque, New Mexico area for $11,196, which included property, plant and equipment and related inventories.
(d)Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
Segment data as of and for the three and nine month periods ended September 30, 2015 and 2014 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2015
Net sales to external customers	$853,912	$88,436	$208,856	$—	$1,151,204
Intersegment sales (purchases)	97,014	(7,247)	(89,767)	—	—
Depreciation and amortization	26,363	1,313	3,024	333	31,033
Operating income (loss)	61,481	18,501	7,385	(513)	86,854
Total assets	1,833,541	125,918	239,384	21,186	2,220,029
Turnarounds, catalysts and capital expenditures	25,674	840	5,365	1,379	33,258

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2014
Net sales to external customers	$1,463,985	$136,992	$249,120	$—	$1,850,097
Intersegment sales (purchases)	153,296	(18,846)	(134,450)	—	—
Depreciation and amortization	27,506	1,219	2,847	598	32,170
Operating income (loss)	98,028	(10,097)	6,850	(776)	94,005
Total assets	1,855,849	128,392	218,127	20,784	2,223,152
Turnarounds, catalysts and capital expenditures	36,591	1,053	5,872	748	44,264

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2015
Net sales to external customers	$2,755,322	$208,988	$591,475	$—	$3,555,785
Intersegment sales (purchases)	281,136	(26,103)	(255,033)	—	—
Depreciation and amortization	80,366	3,665	9,004	1,227	94,262
Operating income (loss)	220,709	2,347	21,212	(1,759)	242,509
Total assets	1,833,541	125,918	239,384	21,186	2,220,029
Turnarounds, catalysts and capital expenditures	46,913	2,484	14,883	4,392	68,672

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2014
Net sales to external customers	$4,202,358	$350,840	$723,027	$—	$5,276,225
Intersegment sales (purchases)	441,165	(45,062)	(396,103)	—	—
Depreciation and amortization	77,587	3,581	8,544	1,789	91,501
Operating income (loss)	154,797	(17,191)	16,609	(2,318)	151,897
Total assets	1,855,849	128,392	218,127	20,784	2,223,152
Turnarounds, catalysts and capital expenditures	106,715	4,272	12,094	2,107	125,188
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Assets:
Commodity contracts (swaps)	$—	$28,564	$—	$28,564
Fair value hedges	—	33,848	—	33,848
Liabilities:
Commodity contracts (futures and forwards)	518	—	—	518
Interest rate swaps	—	2,857	—	2,857

As of December 31, 2014
Assets:
Commodity contracts (swaps)	$—	$42,740	$—	$42,740
Fair value hedges	—	24,903	—	24,903
Liabilities:
Commodity contracts (futures and forwards)	333	—	—	333
Interest rate swaps	—	1,238	—	1,238

(5)	Derivative Financial Instruments
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
We also have economic hedges in the form of swap contracts that fix price differentials between different types of crude oil and refined products that we use or produce at our refineries. At September 30, 2015, these swap contracts had aggregate volumes of 11,940 thousand barrels of crude oil and refined products with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 7 that have been accounted for as fair value hedges, which had purchase volumes of 776 thousand barrels of crude oil as of September 30, 2015.
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
Commodity Derivatives. As of September 30, 2015, we did not have any commodity swap contracts accounted for as cash flow hedges. In January 2015, we elected to de-designate the commodity swap contracts that were previously designated as cash flow hedges. As of September 30, 2015, these commodity swap contracts were accounted for as economic hedges, as mentioned above. As of September 30, 2015, unrealized gains of $12,688 were classified in other comprehensive income (“OCI”) that related to the application of hedge accounting prior to de-designation, which will be reclassified into earnings as the underlying transactions occur through the remainder of 2015. During the three and nine months ended September 30, 2015, we reclassified gains of $11,323 and $29,260, respectively, from OCI into cost of sales related to these de-designated cash flow hedges. During the three and nine months ended September 30, 2014, we reclassified losses of $2,753 and $13,181, respectively, from OCI into cost of sales related to previously de-designated cash flow hedges that settled in 2014.
Related to commodity swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $(11,323) and $7,804 for the three months ended and $(23,190) and $50,739 for the nine months ended September 30, 2015 and 2014, respectively.
Interest Rate Derivatives. We have four interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement, as defined in Note 11. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of the term loans throughout the duration of the interest rate swaps. As of September 30, 2015, the outstanding principal of the term loans was $107,983. The interest rate swaps lock in an average fixed interest rate of 0.77% through the remainder of 2015; 1.43% in 2016; 2.22% in 2017; 2.89% in 2018 and 3.06% in 2019.
Related to interest rate swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $(890) and $304 for the three months ended and $(1,619) and $(484) for the nine months ended September 30, 2015 and 2014, respectively.
For the three and nine months ended September 30, 2015 and 2014, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of September 30, 2015, we have net unrealized gains of $9,831 classified in OCI related to cash flow hedges, including amounts related to the de-designated cash flow hedges. Assuming interest rates remain unchanged, unrealized gains of $12,042 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$269	Accrued liabilities	$787
Commodity contracts (swaps)	Accounts receivable	24,453		—
Commodity contracts (swaps)	Other assets	4,111		—
Total derivatives not designated as hedging instruments		28,833		787

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$2,857
Fair value hedges	Other assets	33,848		—
Total derivatives designated as hedging instruments		33,848		2,857
Total derivatives		$62,681		$3,644

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
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2015
Commodity contracts (swaps)	$(11,323)	Cost of sales	$11,323		$—
Interest rate swaps	(890)	Interest expense	(107)		—
Total derivatives	$(12,213)		$11,216		$—

For the Three Months Ended September 30, 2014
Commodity contracts (swaps)	$7,804	Cost of sales	$(2,753)		$—
Interest rate swaps	304	Interest expense	(21)		—
Total derivatives	$8,108		$(2,774)		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2015
Commodity contracts (swaps)	$(23,190)	Cost of sales	$29,260		$—
Interest rate swaps	(1,619)	Interest expense	(219)		—
Total derivatives	$(24,809)		$29,041		$—

For the Nine Months Ended September 30, 2014
Commodity contracts (swaps)	$50,739	Cost of sales	$(13,181)		$—
Interest rate swaps	(484)	Interest expense	(35)		—
Total derivatives	$50,255		$(13,216)		$—
Derivatives in fair value hedging relationships:

		Gain Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2015	2014	2015	2014
Fair value hedges (1)	Interest expense	$13,735	$8,650	$8,945	$1,599
Total derivatives		$13,735	$8,650	$8,945	$1,599
___________

(1)	Changes in the fair value hedges are substantially offset by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2015	2014	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$(1,958)	$(6,674)	$(5,628)	$(12,792)
Commodity contracts (swaps)	Cost of sales	778	1,489	20,196	3,290
Total derivatives		$(1,180)	$(5,185)	$14,568	$(9,502)

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
The following table presents offsetting information regarding our derivatives by type of transaction as of September 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,109	$(840)	$269	$(269)	$—	$—
Commodity contracts (swaps)	39,196	(10,632)	28,564	—	—	28,564
Fair value hedges	33,848	—	33,848	—	—	33,848
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,627	$(840)	$787	$(269)	$—	$518
Commodity contracts (swaps)	10,632	(10,632)	—	—	—	—
Interest rate swaps	2,857	—	2,857	—	—	2,857

As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$8,508	$(1,340)	$7,168	$(7,168)	$—	$—
Commodity contracts (swaps)	49,204	(6,464)	42,740	—	—	42,740
Fair value hedges	24,903	—	24,903	—	—	24,903
Derivative Liabilities:
Commodity contracts (futures and forwards)	$8,841	$(1,340)	$7,501	$(7,168)	$—	$333
Commodity contracts (swaps)	6,464	(6,464)	—	—	—	—
Interest rate swaps	1,238	—	1,238	—	—	1,238
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
The cost of meeting our obligations under these compliance programs was $6,558 and $8,469 for the three months ended and $29,648 and $20,823 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Inventories
Carrying value of inventories consisted of the following:

	September 30, 2015	December 31, 2014
Crude oil, refined products, asphalt and blendstocks	$44,403	$48,027
Crude oil consignment inventory (Note 7)	11,403	18,350
Materials and supplies	26,039	22,269
Store merchandise	24,217	27,418
Store fuel	6,195	6,739
Total inventories	$112,257	$122,803
The market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $3,650 and $7,713 at September 30, 2015 and December 31, 2014, respectively. The market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $23,804 and $17,754 at September 30, 2015 and December 31, 2014, respectively.

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
At September 30, 2015 and December 31, 2014, we had net current receivables of $10,214 and net current payables of $46,303, respectively, with J. Aron for sales and purchases, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At September 30, 2015 and December 31, 2014, we had non-current liabilities for the original financing of $33,911 and $39,060, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $865 and $4,212 at September 30, 2015 and December 31, 2014, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
Refining facilities	$1,877,840	$1,839,367
Pipelines and terminals	43,439	43,439
Retail	205,412	181,552
Other	22,328	17,988
Property, plant and equipment, gross	2,149,019	2,082,346
Accumulated depreciation	(785,853)	(710,002)
Property, plant and equipment, net	$1,363,166	$1,372,344
Acquisition of Assets
In August 2015, we acquired 14 retail stores in the Albuquerque, New Mexico area, which increased our Retail property, plant and equipment balance by $10,210.
Disposition of Assets
In January 2014, we sold our Willbridge, Oregon asphalt terminal for $40,000. The terminal was included in our asphalt segment and allocated goodwill of $4,030. For the nine months ended September 30, 2014, a pre-tax gain of $1,987 was recognized and has been included in gain (loss) on disposition of assets in our consolidated statements of operations.

(9)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2015	December 31, 2014
Deferred turnaround and catalyst cost	$59,939	$60,753
Environmental receivables (Note 16)	2,518	3,030
Deferred debt issuance costs	10,088	10,569
Intangible assets, net	7,240	7,647
Receivable from supply and offtake agreements (Note 7)	26,179	26,179
Commodity contracts	4,111	11,622
Fair value hedges (Note 7)	33,848	24,903
Other, net	23,575	18,176
Total other assets	$167,498	$162,879

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2015	December 31, 2014
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$33,996	$47,071
Employee costs	24,855	13,297
Commodity contracts	787	7,501
Accrued finance charges	670	1,826
Environmental accrual (Note 16)	8,189	8,189
Income taxes	27,530	—
Other	27,685	26,507
Total accrued liabilities	$123,712	$104,391

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$52,359	$52,135
Environmental accrual (Note 16)	38,821	43,546
Asset retirement obligations	12,890	12,328
Consignment inventory obligations (Note 7)	67,759	63,963
Interest rate swaps	2,857	1,238
Other	7,790	9,449
Total other non-current liabilities	$182,476	$182,659

(10)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$996	$856	$2,989	$2,568
Interest cost	1,255	1,238	3,766	3,714
Expected return on plan assets	(1,582)	(1,370)	(4,747)	(4,109)
Amortization of net loss	839	596	2,518	1,787
Net periodic benefit cost	$1,508	$1,320	$4,526	$3,960
Our estimated contributions to our pension plans during 2015 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2014. For the nine months ended September 30, 2015 and 2014, we contributed $4,530 and $5,865, respectively, to our qualified pension plans.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(11)	Indebtedness
Debt consisted of the following:

	September 30, 2015	December 31, 2014
Term loan credit facilities	$262,048	$264,359
Alon USA, LP Credit Facility	50,000	60,000
Convertible senior notes	130,492	126,298
Retail credit facilities	118,285	113,030
Total debt	560,825	563,687
Less: Current portion	16,422	15,089
Total long-term debt	$544,403	$548,598
(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $34,713 and $54,227 at September 30, 2015 and December 31, 2014, respectively. In October 2015, the expiration date of this facility was extended to November 2017.
We had borrowings of $50,000 and $60,000 and letters of credit of $35,136 and $23,511 outstanding under the Alon USA, LP $240,000 revolving credit facility at September 30, 2015 and December 31, 2014, respectively.
In May 2015, the Alon USA, LP $240,000 revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under the Alon USA, LP $240,000 revolving credit facility now bear interest at the Eurodollar rate plus 3.00% per annum.
(b) Convertible Senior Notes
The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2015, the conversion rate was adjusted to 69.839 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $14.32 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $14.32 per share and the strike price of the warrants was adjusted to $19.45 per share. Upon a potential change of control, we may have to settle the value of the warrants in accordance with the indenture. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of September 30, 2015, there have been no conversions of the Convertible Notes.
In May 2015, Delek US Holdings, Inc. (“Delek”) acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. Delek agreed to a one year standstill provision limiting Delek’s ability to acquire greater than 49.99% of our outstanding common stock, with additional ownership above this threshold subject to the approval of Alon’s independent directors. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to render a make-whole payment to holders of our Convertible Notes of approximately $15,900 as of September 30, 2015, assuming full conversion of the Convertible Notes. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $54,000 as of September 30, 2015.
(c) Alon Retail Credit Agreement
Southwest Convenience Stores, LLC and Skinny’s LLC (“Alon Retail”) are party to a credit agreement (“Alon Retail Credit Agreement”) maturing March 2019. The Alon Retail Credit Agreement includes an initial $110,000 term loan and a $10,000 revolving credit loan. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans of $30,000 to fund store rebuilds, new builds and acquisitions. In August 2015, we borrowed $11,000 using the accordion feature and amended the Alon Retail Credit Agreement to restore the undrawn amount of the accordion feature back to $30,000. The $11,000 incremental term loan was used to fund our acquisition of 14 retail stores in New Mexico (Note 3). At September 30, 2015 and December 31, 2014, the Alon Retail Credit Agreement had $107,983 and $102,667, respectively, of outstanding term loans and $10,000 and $10,000, respectively, outstanding under the revolving credit loan.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(d) 2015 Term Loan Credit Facility
In August 2015, we entered into a $3,049 unsecured term loan (“2015 Term Loan”), which requires principal repayments of $51 monthly until maturity in August 2020. Borrowings under the 2015 Term Loan bear interest at LIBOR plus 2.50% per annum. At September 30, 2015, the outstanding balance was $2,998.
(e) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At September 30, 2015, we were in compliance with these covenants.

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
In May 2015, we granted awards of 255,000 restricted shares to certain executive officers at a grant date price of $16.59 per share. These May 2015 restricted shares will fully vest in May 2016.
In July 2015, we granted awards of 100,000 restricted shares to our CEO and President at a grant date price of $18.82 per share. These July 2015 restricted shares will fully vest in July 2016, assuming continued service at vesting.
In August 2015, we granted awards of 69,980 restricted shares to certain executive officers at a grant date price of $21.00 per share. These August 2015 restricted shares will vest as follows: 50% in August 2016 and 50% in August 2019, assuming continued service at vesting.
The following table summarizes the restricted share activity from January 1, 2015:

		Weighted Average Grant Date Fair Values
Nonvested Shares	Shares	(per share)
Nonvested at January 1, 2015	643,999	$14.24
Granted	431,008	17.82
Vested	(169,280)	14.69
Forfeited	—	—
Nonvested at September 30, 2015	905,727	$15.86
Compensation expense for restricted stock awards amounted to $2,920 and $1,308 for the three months ended September 30, 2015 and 2014, respectively, and $5,234 and $2,796 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2015 was $2,992.
Restricted Stock Units. In 2011, we granted 500,000 restricted stock units to our CEO and President at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vested on March 1, 2015. Compensation expense for restricted stock units amounted to $0 and $374 for the three months ended September 30, 2015 and 2014, respectively, and $249 and $1,122 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of September 30, 2015, there was $6,714 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(13)	Equity (share values in dollars)
Changes to equity during the nine months ended September 30, 2015 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$636,898	$36,880	$673,778
Other comprehensive loss	(15,226)	(403)	(15,629)
Stock compensation	4,996	(1,166)	3,830
Dividends of common stock on preferred stock	(4)	—	(4)
Distributions to non-controlling interest in the Partnership	—	(28,195)	(28,195)
Dividends	(27,877)	(260)	(28,137)
Net income	105,285	29,008	134,293
Balance at September 30, 2015	$704,072	$35,864	$739,936
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the nine months ended September 30, 2015, 445,992 shares of our common stock were issued in exchange for 2,384.22 shares of Alon Assets. At September 30, 2015, 814,431 shares of our common stock are available to be exchanged for the outstanding shares held by non-controlling interest shareholders of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $573 and $540 for the three months ended September 30, 2015 and 2014, respectively, $1,756 and $1,845 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Preferred Stock
Preferred Stock Conversion. In March 2015, the remaining 68,180 shares of our preferred stock were converted to 101,150 shares of our common stock.

(c)	Dividends
Common Stock Dividends. During the nine months ended September 30, 2015, we paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share
March 16, 2015	February 26, 2015	$0.10
June 5, 2015	May 19, 2015	$0.15
September 24, 2015	September 8, 2015	$0.15
Preferred Stock Dividends. During the nine months ended September 30, 2015, we issued 771 shares of common stock for payment of the quarterly 8.5% preferred stock dividend to preferred stockholders, prior to the remaining shares of our preferred stock being converted into our common stock.

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2014	$21,330	$(29,788)	$(8,458)
Other comprehensive income before reclassifications	2,803	—	2,803
Amounts reclassified from accumulated other comprehensive loss	(18,029)	—	(18,029)
Net current-period other comprehensive loss	(15,226)	—	(15,226)
Balance at September 30, 2015	$6,104	$(29,788)	$(23,684)

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(14)	Earnings Per Share
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
The calculation of earnings per share, basic and diluted, for the three and nine months ended September 30, 2015 and 2014, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to stockholders	$41,936	$38,482	$105,285	$31,750
Less: preferred stock dividends	—	15	15	44
Net income available to common stockholders	41,936	38,467	105,270	31,706

Weighted average shares outstanding, basic	69,893	69,153	69,687	68,873
Dilutive common stock equivalents	2,633	403	2,594	388
Weighted average shares outstanding, diluted	72,526	69,556	72,281	69,261
Earnings per share, basic	$0.60	$0.56	$1.51	$0.46
Earnings per share, diluted	$0.58	$0.55	$1.46	$0.46
For the three and nine months ended September 30, 2015 and 2014, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

(15)	Related Party Transactions
Delek US Holdings, Inc.
In May 2015, Delek completed the purchase of approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. For the three months ended September 30, 2015 and from the transaction date through September 30, 2015, we purchased $5,192 and $7,136 of refined products from Delek, respectively. Accounts payable includes a balance outstanding to Delek of $540 at September 30, 2015.

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
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter is currently scheduled for trial in January 2016. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have accrued environmental remediation obligations of $47,010 ($8,189 current liability and $38,821 non-current liability) at September 30, 2015, and $51,735 ($8,189 current liability and $43,546 non-current liability) at December 31, 2014.
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $784 and $784 and non-current receivables of $2,518 and $3,030 at September 30, 2015 and December 31, 2014, respectively.
We have an indemnification agreement with a prior owner for remediation expenses at the Bakersfield refinery. We have recorded current receivables of $0 and $3,350 at September 30, 2015 and December 31, 2014, respectively.

(17)	Subsequent Events
Dividend Declared
On October 30, 2015, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on December 24, 2015, to holders of record at the close of business on December 8, 2015.
Partnership Distribution
On October 29, 2015, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $61,260, or $0.98 per common unit. The cash distribution will be paid on November 25, 2015 to unitholders of record at the close of business on November 18, 2015. The total cash distribution payable to non-affiliated common unitholders will be approximately $11,280.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document, the words “Alon,” “the Company,” “we,” “our,” “us” or like terms refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary. Generally, the words “we,” “our” and “us” include Alon USA Partners, LP and its subsidiaries (the “Partnership”) as consolidated subsidiaries of Alon USA Energy, Inc. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

•
changes in the ownership of our common stock by Delek US Holdings, Inc. (“Delek”), which may trigger change of control provisions contained in the agreements and instruments governing our convertible senior notes and the related purchased options and warrant transactions;

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
Company Overview
We are an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Our crude oil refineries are located in Texas, California and Louisiana and have a combined throughput capacity of approximately 217,000 barrels per day (“bpd”). We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate 308 convenience stores in Central and West Texas and New Mexico.
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
We own the Big Spring refinery and wholesale marketing operations through Alon USA Partners, LP (the “Partnership”) (NYSE: ALDW). Our marketing of transportation fuels produced at the Big Spring refinery is focused on West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because our distributors in this region are supplied primarily with motor fuels produced at our Big Spring refinery and distributed through a network of pipelines and terminals which we own or access through leases or long-term throughput agreements.
We supply gasoline and diesel to 636 Alon branded retail sites, including our retail segment convenience stores. During 2015, approximately 57% of the gasoline and 23% of the diesel produced at the Big Spring refinery was transferred to our branded marketing business at prices substantially determined by wholesale market prices. Additionally, we license the use of the Alon brand name and provide credit card processing services to 65 licensed locations that are not under fuel supply agreements.
We market transportation fuel production from our Krotz Springs refinery substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
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
Third Quarter Operational and Financial Highlights
Operating income for the third quarter of 2015 was $86.9 million, compared to $94.0 million in the same period last year. Our operational and financial highlights for the third quarter of 2015 include the following:

•
Combined refinery average throughput for the third quarter of 2015 was 146,070 bpd, compared to a combined refinery average throughput of 151,772 bpd for the third quarter of 2014. The Big Spring refinery average throughput for the third quarter of 2015 was 75,797 bpd, compared to 74,838 bpd for the third quarter of 2014. The Krotz Springs refinery average throughput for the third quarter of 2015 was 70,273 bpd, compared to 76,934 bpd for the third quarter of 2014. The reduced throughput at the Krotz Springs refinery during the third quarter of 2015 was in anticipation and preparation for the planned major turnaround, which began in September 2015.

•
Refinery operating margin at the Big Spring refinery was $16.71 per barrel for the third quarter of 2015 compared to $19.98 per barrel for the same period in 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango.

•
Refinery operating margin at the Krotz Springs refinery was $6.66 per barrel for the third quarter of 2015 compared to $9.48 per barrel for the same period in 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland spread was greater than the improvement in the Gulf Coast 2/1/1 high sulfur diesel crack spread, the benefit from the widening LLS to WTI Cushing spread and the cost of crude benefit from the market moving from backwardation into contango.

•
The average Gulf Coast 3/2/1 crack spread was $19.77 per barrel for the third quarter of 2015 compared to $15.90 per barrel for the third quarter of 2014. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the third quarter of 2015 was $12.57 per barrel compared to $11.07 per barrel for the third quarter of 2014.

•
The average WTI Cushing to WTI Midland spread for the third quarter of 2015 was $(0.72) per barrel compared to $9.93 per barrel for the same period in 2014. The average WTI Cushing to WTS spread for the third quarter of 2015 was $(1.46) per barrel compared to $8.14 per barrel for the same period in 2014. The average LLS to WTI Cushing spread for the third quarter of 2015 was $3.89 per barrel compared to $3.41 per barrel for the same period in 2014.

•
The contango environment in the third quarter of 2015 created a cost of crude benefit of $0.57 per barrel compared to the backwardated environment creating a cost of crude detriment of $1.16 per barrel for the same period in 2014

•
Asphalt margins in the third quarter of 2015 were $120.39 per ton compared to $14.31 per ton in the third quarter of 2014. The increase in asphalt margins was primarily due to a smaller reduction in blended asphalt sales price relative to the reduction in cost of blended asphalt during the third quarter of 2015 compared to the third quarter of 2014.

•
Retail fuel margins increased to 21.7 cents per gallon in the third quarter of 2015 from 20.8 cents per gallon in the third quarter of 2014. Retail fuel sales volume increased to 51.4 million gallons in the third quarter of 2015 from 48.6 million gallons in the third quarter of 2014. Merchandise margins increased to 31.4% in the third quarter of 2015 from 31.2% in the third quarter of 2014. Merchandise sales increased to $86.6 million in the third quarter of 2015 from $84.8 million in the third quarter of 2014.

•	In August 2015, we acquired 14 retail stores in the Albuquerque, New Mexico area for $11.2 million, which included property, plant and equipment and related inventories.

•	In September 2015, we began the planned major turnaround at the Krotz Springs refinery, which is scheduled to be completed in early November 2015.
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
In addition, the location of the Big Spring refinery near Midland, the largest origination terminal for West Texas crude oil, provides reliable crude sourcing with a relatively low transportation cost. We are also able to source locally produced crude at Big Spring, which tends to have cost and quality advantages. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for both our Big Spring and Krotz Springs refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and nine months ended September 30, 2015 and 2014 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the second quarter of 2014, we completed both the planned major turnaround and the vacuum tower project at the Big Spring refinery, which increased our distillate yield, improved energy efficiency and allowed us to better optimize our crude slate. Due to these events, refinery throughput and earnings were reduced at the Big Spring refinery during the nine months ended September 30, 2014.
During the three and nine months ended September 30, 2015, throughput at the Krotz Springs refinery was reduced in anticipation and preparation for the planned major turnaround, which began in September 2015.
Certain Derivative Impacts
Included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2015 are realized and unrealized gains (losses) on commodity swaps of $12.1 million and $49.5 million, respectively, and $(1.3) million and $(9.9) million for the three and nine months ended September 30, 2014, respectively.

Interest Expense Impacts
A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our interest expense and a contango environment reduces our interest expense. Interest expense in 2015 compared to 2014 was lower primarily because crude oil prices moved from backwardation into contango.
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
Cost of Sales. Refining and marketing cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs, which include costs associated with crude oil and product pipelines which we utilize. Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs. Retail cost of sales includes motor fuels and merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs and associated excise taxes. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Cost of sales excludes depreciation and amortization expense, which is presented separately in the consolidated statements of operations.
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
Operating income. Operating income represents our net sales less our total operating costs and expenses.
Interest expense. Interest expense includes interest expense, letters of credit, financing charges related to the supply and offtake agreements, financing fees, and amortization of both original issuance discount and deferred debt issuance costs but excludes capitalized interest.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2015 and 2014. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2014 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$1,151,204	$1,850,097	$3,555,785	$5,276,225
Operating costs and expenses:
Cost of sales	914,193	1,608,080	2,878,612	4,695,072
Direct operating expenses	65,047	70,356	192,108	208,664
Selling, general and administrative expenses (2)	54,100	44,114	148,889	129,836
Depreciation and amortization (3)	31,033	32,170	94,262	91,501
Total operating costs and expenses	1,064,373	1,754,720	3,313,871	5,125,073
Gain (loss) on disposition of assets	23	(1,372)	595	745
Operating income	86,854	94,005	242,509	151,897
Interest expense	(20,696)	(28,202)	(59,950)	(85,473)
Equity earnings of investees	3,451	1,982	4,725	2,801
Other income, net	92	20	151	641
Income before income tax expense	69,701	67,805	187,435	69,866
Income tax expense	17,325	14,331	53,142	14,454
Net income	52,376	53,474	134,293	55,412
Net income attributable to non-controlling interest	10,440	14,992	29,008	23,662
Net income available to stockholders	$41,936	$38,482	$105,285	$31,750
Earnings per share, basic	$0.60	$0.56	$1.51	$0.46
Weighted average shares outstanding, basic (in thousands)	69,893	69,153	69,687	68,873
Earnings per share, diluted	$0.58	$0.55	$1.46	$0.46
Weighted average shares outstanding, diluted (in thousands)	72,526	69,556	72,281	69,261
Cash dividends per share	$0.15	$0.10	$0.40	$0.22
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$60,419	$112,942	$176,310	$144,584
Investing activities	(44,353)	(43,746)	(78,298)	(84,753)
Financing activities	(41,032)	(72,779)	(74,109)	(90,762)
OTHER DATA:
Adjusted EBITDA (4)	$121,407	$129,549	$341,052	$246,095
Capital expenditures (5)	26,211	19,141	57,262	73,796
Capital expenditures for turnarounds and catalysts	7,047	25,123	11,410	51,392

	September 30, 2015	December 31, 2014
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$238,864	$214,961
Working capital	161,573	126,665
Total assets	2,220,029	2,200,874
Total debt	560,825	563,687
Total debt less cash and cash equivalents	321,961	348,726
Total equity	739,936	673,778

(1)
Includes excise taxes on sales by the retail segment of $20,068 and $19,012 for the three months ended September 30, 2015 and 2014, respectively, and $57,493 and $55,923 for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $180 and $178 for the three months ended September 30, 2015 and 2014, respectively, and $532 and $528 for the nine months ended September 30, 2015 and 2014, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $333 and $598 for the three months ended September 30, 2015 and 2014, respectively, and $1,227 and $1,789 for the nine months ended September 30, 2015 and 2014, respectively, which are not allocated to our three operating segments.

(4)
Adjusted EBITDA represents earnings before net income attributable to non-controlling interest, income tax expense, interest expense, depreciation and amortization and (gain) loss on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income attributable to non-controlling interest, income tax expense, interest expense, (gain) loss on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income available to stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income available to stockholders	$41,936	$38,482	$105,285	$31,750
Net income attributable to non-controlling interest	10,440	14,992	29,008	23,662
Income tax expense	17,325	14,331	53,142	14,454
Interest expense	20,696	28,202	59,950	85,473
Depreciation and amortization	31,033	32,170	94,262	91,501
(Gain) loss on disposition of assets	(23)	1,372	(595)	(745)
Adjusted EBITDA	$121,407	$129,549	$341,052	$246,095
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $(1,089) and $1,264 for the three months ended September 30, 2015 and 2014, respectively, and $(9,014) and $10,774 for the nine months ended September 30, 2015 and 2014, respectively, which are included in net income available to stockholders. Additionally, Adjusted EBITDA does not exclude a (gain) loss of $(7,494) and $6,456 for the three and nine months ended September 30, 2015, respectively, resulting from a price adjustment related to asphalt inventory.

(5)
Includes corporate capital expenditures of $1,379 and $748 for the three months ended September 30, 2015 and 2014, respectively, and $4,392 and $2,107 for the nine months ended September 30, 2015 and 2014, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$950,926	$1,617,281	$3,036,458	$4,643,523
Operating costs and expenses:
Cost of sales	781,731	1,414,827	2,505,983	4,186,884
Direct operating expenses	58,162	60,086	170,454	178,362
Selling, general and administrative expenses	23,190	15,637	59,469	44,637
Depreciation and amortization	26,363	27,506	80,366	77,587
Total operating costs and expenses	889,446	1,518,056	2,816,272	4,487,470
Gain (loss) on disposition of assets	1	(1,197)	523	(1,256)
Operating income	$61,481	$98,028	$220,709	$154,797
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$16.71	$19.98	$15.95	$17.35
Refinery operating margin – Krotz Springs (2)	6.66	9.48	8.05	8.68
Refinery direct operating expense – Big Spring (3)	3.46	3.74	3.53	4.69
Refinery direct operating expense – Krotz Springs (3)	3.82	3.88	3.70	4.01
Capital expenditures	$18,627	$11,468	$35,503	$55,323
Capital expenditures for turnarounds and catalysts	7,047	25,123	11,410	51,392
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$19.77	$15.90	$19.08	$16.37
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$12.57	$11.07	$12.05	$11.43
WTI Cushing crude oil (per barrel)	$46.41	$97.55	$50.91	$99.74
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$(0.72)	$9.93	$0.60	$7.31
WTI Cushing less WTS	(1.46)	8.14	0.02	6.58
LLS less WTI Cushing	3.89	3.41	4.27	4.09
Brent less LLS	(0.26)	1.72	0.30	4.43
Brent less WTI Cushing	3.78	4.15	4.28	7.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.61	$2.65	$1.66	$2.71
Gulf Coast ultra-low sulfur diesel	1.52	2.80	1.68	2.88
Gulf Coast high sulfur diesel	1.39	2.68	1.54	2.78
Natural gas (per MMBtu)	2.73	3.95	2.76	4.41

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	30,810	40.6	37,566	50.2	35,041	47.0	28,524	45.7
WTI crude	42,503	56.1	34,633	46.3	36,834	49.4	31,330	50.2
Blendstocks	2,484	3.3	2,639	3.5	2,687	3.6	2,528	4.1
Total refinery throughput (4)	75,797	100.0	74,838	100.0	74,562	100.0	62,382	100.0
Refinery production:
Gasoline	37,503	49.5	36,842	49.0	37,155	49.6	30,207	48.4
Diesel/jet	28,623	37.8	28,857	38.4	27,596	36.9	21,964	35.2
Asphalt	2,452	3.2	3,052	4.1	2,733	3.7	2,705	4.3
Petrochemicals	4,588	6.1	4,305	5.7	4,770	6.4	3,514	5.6
Other	2,595	3.4	2,078	2.8	2,510	3.4	4,030	6.5
Total refinery production (5)	75,761	100.0	75,134	100.0	74,764	100.0	62,420	100.0
Refinery utilization (6)		100.4%		98.9%		98.5%		97.0%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	21,347	30.4	31,182	40.5	27,010	36.9	28,346	39.5
Gulf Coast sweet crude	43,338	61.7	44,473	57.8	41,838	57.1	42,139	58.8
Blendstocks	5,588	7.9	1,279	1.7	4,390	6.0	1,195	1.7
Total refinery throughput (4)	70,273	100.0	76,934	100.0	73,238	100.0	71,680	100.0
Refinery production:
Gasoline	32,802	45.7	35,532	45.2	34,274	45.8	33,459	45.7
Diesel/jet	29,943	41.8	34,246	43.6	31,041	41.5	31,292	42.8
Heavy Oils	1,299	1.8	1,421	1.8	1,337	1.8	1,129	1.5
Other	7,676	10.7	7,414	9.4	8,168	10.9	7,289	10.0
Total refinery production (5)	71,720	100.0	78,613	100.0	74,820	100.0	73,169	100.0
Refinery utilization (6)		87.4%		102.2%		93.0%		95.2%

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

The refinery operating margin for the three and nine months ended September 30, 2015 excludes realized and unrealized gains on commodity swaps of $12,101 and $49,456, respectively. For the nine months ended September 30, 2015, $8,569 related substantially to inventory adjustments was not included in cost of sales for the Big Spring refinery and the Krotz Springs refinery.
The refinery operating margin for the three and nine months ended September 30, 2014 excludes realized and unrealized losses on commodity swaps of $1,264 and $9,891, respectively.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per ton data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$88,436	$136,992	$208,988	$350,840
Operating costs and expenses:
Cost of sales (1) (2)	59,031	134,116	174,085	329,651
Direct operating expenses	6,885	10,270	21,654	30,302
Selling, general and administrative expenses	2,706	1,348	7,237	6,375
Depreciation and amortization	1,313	1,219	3,665	3,581
Total operating costs and expenses	69,935	146,953	206,641	369,909
Gain (loss) on disposition of assets	—	(136)	—	1,878
Operating income (loss) (5)	$18,501	$(10,097)	$2,347	$(17,191)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	174	186	347	412
Non-blended asphalt sales volume (tons in thousands) (4)	8	15	41	41
Blended asphalt sales price per ton (3)	$494.45	$587.31	$496.63	$571.15
Non-blended asphalt sales price per ton (4)	132.13	422.93	281.22	393.07
Asphalt margin per ton (5)	120.39	14.31	106.60	46.77
Capital expenditures	$840	$1,053	$2,484	$4,272

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $1,344 and $21,409 for the three months ended September 30, 2015 and 2014, respectively, and $25,126 and $99,409 for the nine months ended September 30, 2015 and 2014, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin for the three and nine months ended September 30, 2015 excludes a (gain) loss of $(7,494) and $6,456, respectively, resulting from a price adjustment related to asphalt inventory. This (gain) loss is included in operating income (loss) above.

RETAIL SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per gallon data)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$208,856	$249,120	$591,475	$723,027
Operating costs and expenses:
Cost of sales (2)	170,445	212,433	479,680	619,702
Selling, general and administrative expenses	28,024	26,951	81,651	78,296
Depreciation and amortization	3,024	2,847	9,004	8,544
Total operating costs and expenses	201,493	242,231	570,335	706,542
Gain (loss) on disposition of assets	22	(39)	72	124
Operating income	$7,385	$6,850	$21,212	$16,609
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	308	296	308	296
Retail fuel sales (thousands of gallons)	51,386	48,567	146,992	142,850
Retail fuel sales (thousands of gallons per site per month)(3)	59	57	57	56
Retail fuel margin (cents per gallon) (4)	21.7	20.8	21.8	19.5
Retail fuel sales price (dollars per gallon) (5)	$2.38	$3.38	$2.34	$3.37
Merchandise sales	$86,567	$84,794	$247,547	$241,311
Merchandise sales (per site per month) (3)	$96	$95	$93	$91
Merchandise margin (6)	31.4%	31.2%	32.1%	31.1%
Capital expenditures	$5,365	$5,872	$14,883	$12,094

(1)
Includes excise taxes on sales of $20,068 and $19,012 for the three months ended September 30, 2015 and 2014, respectively, and $57,493 and $55,923 for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At September 30, 2015, we had 308 retail convenience stores of which 297 sold fuel. At September 30, 2014, we had 296 retail convenience stores of which 284 sold fuel.
The 14 stores acquired in mid-August 2015 have been included in the per site key operating statistics only for the period after acquisition.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Sales
Consolidated. Net sales for the three months ended September 30, 2015 were $1,151.2 million, compared to $1,850.1 million for the three months ended September 30, 2014, a decrease of $698.9 million, or 37.8%. This decrease was primarily due to lower refined product prices and lower refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $950.9 million for the three months ended September 30, 2015, compared to $1,617.3 million for the three months ended September 30, 2014, a decrease of $666.4 million, or 41.2%. This decrease was primarily due to lower refined product prices and lower refinery throughput.
The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2015 decreased $1.04, or 39.2%, to $1.61, compared to $2.65 for the three months ended September 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2015 decreased $1.28, or 45.7%, to $1.52, compared to $2.80 for the three months ended September 30, 2014. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2015 decreased $1.29, or 48.1%, to $1.39, compared to $2.68 for the three months ended September 30, 2014.
Combined refinery average throughput for the three months ended September 30, 2015 was 146,070 bpd, consisting of 75,797 bpd at the Big Spring refinery and 70,273 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 151,772 bpd for the three months ended September 30, 2014, consisting of 74,838 bpd at the Big Spring refinery and 76,934 bpd at the Krotz Springs refinery. The reduced throughput at the Krotz Springs refinery during the third quarter of 2015 was in anticipation and preparation for the planned major turnaround, which began in September 2015.
Asphalt Segment. Net sales for our asphalt segment were $88.4 million for the three months ended September 30, 2015, compared to $137.0 million for the three months ended September 30, 2014, a decrease of $48.6 million, or 35.5%. This decrease was primarily due to lower blended asphalt sales prices, lower asphalt sales volumes and lower asphalt sales as part of a supply and offtake arrangement of $20.1 million. The average blended asphalt sales price decreased 15.8% to $494.45 per ton for the three months ended September 30, 2015 from $587.31 per ton for the three months ended September 30, 2014. The asphalt sales volume decreased 9.5% to 182 thousand tons for the three months ended September 30, 2015 from 201 thousand tons for the three months ended September 30, 2014.
Retail Segment. Net sales for our retail segment were $208.9 million for the three months ended September 30, 2015, compared to $249.1 million for the three months ended September 30, 2014, a decrease of $40.2 million, or 16.1%. This decrease was primarily due to a decrease in retail fuel sales prices, partially offset by increased retail fuel sales volumes and merchandise sales. The retail fuel sales price decreased 29.6% to $2.38 per gallon for the three months ended September 30, 2015 from $3.38 per gallon for the three months ended September 30, 2014. Retail fuel sales volume increased to 51.4 million gallons for the three months ended September 30, 2015 from 48.6 million gallons for the three months ended September 30, 2014. Merchandise sales increased to $86.6 million for the three months ended September 30, 2015 from $84.8 million for the three months ended September 30, 2014.
Cost of Sales
Consolidated. Cost of sales for the three months ended September 30, 2015 were $914.2 million, compared to $1,608.1 million for the three months ended September 30, 2014, a decrease of $693.9 million, or 43.2%. This decrease was primarily due to lower crude oil prices, lower refinery throughput, lower asphalt sales volumes and lower retail fuel costs for the three months ended September 30, 2015.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $781.7 million for the three months ended September 30, 2015, compared to $1,414.8 million for the three months ended September 30, 2014, a decrease of $633.1 million, or 44.7%. This decrease was primarily due to lower crude oil prices and lower refinery throughput for the three months ended September 30, 2015. The average price of WTI Cushing decreased 52.4% to $46.41 per barrel for the three months ended September 30, 2015, compared to $97.55 per barrel for the three months ended September 30, 2014.
Asphalt Segment. Cost of sales for our asphalt segment were $59.0 million for the three months ended September 30, 2015, compared to $134.1 million for the three months ended September 30, 2014, a decrease of $75.1 million, or 56.0%. This decrease was primarily due to lower asphalt sales volumes, lower asphalt purchases as part of a supply and offtake arrangement of $20.1 million and lower costs of asphalt during the three months ended September 30, 2015.
Retail Segment. Cost of sales for our retail segment were $170.4 million for the three months ended September 30, 2015, compared to $212.4 million for the three months ended September 30, 2014, a decrease of $42.0 million, or 19.8%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes during the three months ended September 30, 2015.

Direct Operating Expenses
Consolidated. Direct operating expenses were $65.0 million for the three months ended September 30, 2015, compared to $70.4 million for the three months ended September 30, 2014, a decrease of $5.4 million, or 7.7%. This decrease was primarily due to lower maintenance and utility costs during the three months ended September 30, 2015.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended September 30, 2015 were $58.2 million, compared to $60.1 million for the three months ended September 30, 2014, a decrease of $1.9 million, or 3.2%. This decrease was primarily due to lower maintenance and utility costs during the three months ended September 30, 2015.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2015 were $6.9 million, compared to $10.3 million for the three months ended September 30, 2014, a decrease of $3.4 million, or 33.0%. This decrease was the result of a reduction in our fixed operating costs to better align our asphalt operations to the current level of asphalt demand during the three months ended September 30, 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended September 30, 2015 were $54.1 million, compared to $44.1 million for the three months ended September 30, 2014, an increase of $10.0 million, or 22.7%. This increase was primarily due to increased employee retention costs during the three months ended September 30, 2015.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended September 30, 2015 were $23.2 million, compared to $15.6 million for the three months ended September 30, 2014, an increase of $7.6 million, or 48.7%. This increase was primarily due to increased employee retention costs during the three months ended September 30, 2015.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2015 were $2.7 million, compared to $1.3 million for the three months ended September 30, 2014, an increase of $1.4 million. This increase was primarily due to higher corporate expense allocated to the asphalt segment during the three months ended September 30, 2015.
Retail Segment. SG&A expenses for our retail segment for the three months ended September 30, 2015 were $28.0 million, compared to $27.0 million for the three months ended September 30, 2014, an increase of $1.0 million, or 3.7%.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2015 was $31.0 million, compared to $32.2 million for the three months ended September 30, 2014, a decrease of $1.2 million, or 3.7%.
Operating Income
Consolidated. Operating income for the three months ended September 30, 2015 was $86.9 million, compared to $94.0 million for the three months ended September 30, 2014, a decrease of $7.1 million, or 7.6%. This decrease was primarily due to lower refinery operating margins and lower refinery throughput, partially offset by the impacts of commodity swaps during the three months ended September 30, 2015.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $61.5 million for the three months ended September 30, 2015, compared to $98.0 million for the three months ended September 30, 2014, a decrease of $36.5 million, or 37.2%. This decrease was primarily due to lower refinery operating margins and lower refinery throughput, partially offset by the impacts of commodity swaps during the three months ended September 30, 2015. We had realized and unrealized gains (losses) on commodity swaps of $12.1 million and $(1.3) million for the three months ended September 30, 2015 and 2014, respectively.
Refinery operating margin at the Big Spring refinery was $16.71 per barrel for the three months ended September 30, 2015, compared to $19.98 per barrel for the three months ended September 30, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average WTI Cushing to WTI Midland spread narrowed to $(0.72) per barrel for the three months ended September 30, 2015, compared to $9.93 per barrel for the three months ended September 30, 2014. The average WTI Cushing to WTS spread narrowed to $(1.46) per barrel for the three months ended September 30, 2015, compared to $8.14 per barrel for the three months ended September 30, 2014. The average Gulf Coast 3/2/1 crack spread increased to $19.77 per barrel for the three months ended September 30, 2015, compared to $15.90 per barrel for the three months ended September 30, 2014. The contango environment for the three months ended September 30,

2015 created a cost of crude benefit of $0.57 per barrel compared to the backwardated environment creating a cost of crude detriment of $1.16 per barrel for the three months ended September 30, 2014.
Refinery operating margin at the Krotz Springs refinery was $6.66 per barrel for the three months ended September 30, 2015, compared to $9.48 per barrel for the three months ended September 30, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland spread was greater than the improvement in the Gulf Coast 2/1/1 high sulfur diesel crack spread, the benefit from the widening LLS to WTI Cushing spread and the cost of crude benefit from the market moving from backwardation into contango. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2015 was $12.57 per barrel, compared to $11.07 per barrel for the three months ended September 30, 2014. The average LLS to WTI Cushing spread widened $0.48 per barrel to $3.89 per barrel for the three months ended September 30, 2015, compared to $3.41 per barrel for the three months ended September 30, 2014.
Asphalt Segment. Operating income for our asphalt segment was $18.5 million for the three months ended September 30, 2015, compared to an operating loss of $10.1 million for the three months ended September 30, 2014, an increase of $28.6 million. This increase was primarily due to higher asphalt margins and lower direct operating expenses, partially offset by lower sales volumes during the three months ended September 30, 2015. The asphalt margin was $120.39 per ton for the three months ended September 30, 2015, compared to $14.31 per ton for the three months ended September 30, 2014. The increase in asphalt margins was primarily due to a smaller reduction in blended asphalt sales price relative to the reduction in cost of blended asphalt during the third quarter of 2015 compared to the third quarter of 2014.
Retail Segment. Operating income for our retail marketing segment was $7.4 million for the three months ended September 30, 2015, compared to $6.9 million for the three months ended September 30, 2014, an increase of $0.5 million, or 7.2%.
Interest Expense
Interest expense was $20.7 million for the three months ended September 30, 2015, compared to $28.2 million for the three months ended September 30, 2014, a decrease of $7.5 million, or 26.6%. A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our interest expense and a contango environment reduces our interest expense. The decrease in interest expense for the three months ended September 30, 2015 was primarily due to crude oil prices moving from backwardation in 2014 into contango in 2015.
Income Tax Expense
Income tax expense was $17.3 million for the three months ended September 30, 2015, compared to $14.3 million for the three months ended September 30, 2014, an increase of $3.0 million, or 21.0%. Income tax expense increased as a result of our higher pre-tax income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and an increase in the effective tax rate. Our effective tax rate was 24.9% for the three months ended September 30, 2015, compared to an effective tax rate of 21.1% for the three months ended September 30, 2014.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interests includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $10.4 million for the three months ended September 30, 2015, compared to $15.0 million for the three months ended September 30, 2014, a decrease of $4.6 million, or 30.7%.
Net Income Available to Stockholders
Net income available to stockholders was $41.9 million for the three months ended September 30, 2015, compared to $38.5 million for the three months ended September 30, 2014, an increase of $3.4 million, or 8.8%. This increase was attributable to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Sales
Consolidated. Net sales for the nine months ended September 30, 2015 were $3,555.8 million, compared to $5,276.2 million for the nine months ended September 30, 2014, a decrease of $1,720.4 million, or 32.6%. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $3,036.5 million for the nine months ended September 30, 2015, compared to $4,643.5 million for the nine months ended September 30, 2014, a decrease of $1,607.0 million, or 34.6%. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput.
The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2015 decreased $1.05, or 38.7%, to $1.66, compared to $2.71 for the nine months ended September 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the nine months ended September 30, 2015 decreased $1.20, or 41.7%, to $1.68, compared to $2.88 for the nine months ended September 30, 2014. The average per gallon price of Gulf Coast high sulfur diesel for the nine months ended September 30, 2015 decreased $1.24, or 44.6%, to $1.54, compared to $2.78 for the nine months ended September 30, 2014.
Combined refinery average throughput for the nine months ended September 30, 2015 was 147,800 bpd, consisting of 74,562 bpd at the Big Spring refinery and 73,238 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 134,062 bpd for the nine months ended September 30, 2014, consisting of 62,382 bpd at the Big Spring refinery and 71,680 bpd at the Krotz Springs refinery. During the nine months ended September 30, 2014, refinery throughput at the Big Spring refinery was reduced as we completed both the planned major turnaround and the vacuum tower project.
Asphalt Segment. Net sales for our asphalt segment were $209.0 million for the nine months ended September 30, 2015, compared to $350.8 million for the nine months ended September 30, 2014, a decrease of $141.8 million, or 40.4%. This decrease was primarily due to lower asphalt sales as part of a supply and offtake arrangement of $74.3 million, decreased asphalt sales volumes and lower blended asphalt sales prices. The asphalt sales volume decreased 14.3% to 388 thousand tons for the nine months ended September 30, 2015 from 453 thousand tons for the nine months ended September 30, 2014. The average blended asphalt sales price decreased 13.0% to $496.63 per ton for the nine months ended September 30, 2015 from $571.15 per ton for the nine months ended September 30, 2014.
Retail Segment. Net sales for our retail segment were $591.5 million for the nine months ended September 30, 2015, compared to $723.0 million for the nine months ended September 30, 2014, a decrease of $131.5 million, or 18.2%. This decrease was primarily due to lower retail fuel sales prices, partially offset by increased retail fuel sales volumes and merchandise sales. The retail fuel sales price decreased 30.6% to $2.34 per gallon for the nine months ended September 30, 2015 from $3.37 per gallon for the nine months ended September 30, 2014. Retail fuel sales volume increased to 147.0 million gallons for the nine months ended September 30, 2015 from 142.9 million gallons for the nine months ended September 30, 2014. Merchandise sales increased to $247.5 million for the nine months ended September 30, 2015 from $241.3 million for the nine months ended September 30, 2014.
Cost of Sales
Consolidated. Cost of sales for the nine months ended September 30, 2015 were $2,878.6 million, compared to $4,695.1 million for the nine months ended September 30, 2014, a decrease of $1,816.5 million, or 38.7%. This decrease was primarily due to lower crude oil prices, lower asphalt sales volumes and lower retail fuel costs, partially offset by higher refinery throughput for the nine months ended September 30, 2015.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $2,506.0 million for the nine months ended September 30, 2015, compared to $4,186.9 million for the nine months ended September 30, 2014, a decrease of $1,680.9 million, or 40.1%. This decrease was primarily due to lower crude oil prices, partially offset by higher refinery throughput for the nine months ended September 30, 2015. The average price of WTI Cushing decreased 49.0% to $50.91 per barrel for the nine months ended September 30, 2015 from $99.74 per barrel for the nine months ended September 30, 2014.
Asphalt Segment. Cost of sales for our asphalt segment were $174.1 million for the nine months ended September 30, 2015, compared to $329.7 million for the nine months ended September 30, 2014, a decrease of $155.6 million, or 47.2%. This decrease was primarily due to decreased asphalt sales volumes, lower asphalt purchases as part of a supply and offtake arrangement of $74.3 million and lower costs of asphalt during the nine months ended September 30, 2015.
Retail Segment. Cost of sales for our retail segment were $479.7 million for the nine months ended September 30, 2015, compared to $619.7 million for the nine months ended September 30, 2014, a decrease of $140.0 million, or 22.6%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes during the nine months ended September 30, 2015.
Direct Operating Expenses
Consolidated. Direct operating expenses were $192.1 million for the nine months ended September 30, 2015, compared to $208.7 million for the nine months ended September 30, 2014, a decrease of $16.6 million, or 8.0%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the nine months ended September 30, 2015 were $170.5 million, compared to $178.4 million for the nine months ended September 30, 2014, a decrease of $7.9 million, or 4.4%. This decrease was primarily due to lower maintenance and utility costs during the nine months ended September 30, 2015.
Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2015 were $21.7 million, compared to $30.3 million for the nine months ended September 30, 2014, a decrease of $8.6 million, or 28.4%. This decrease was the result of a reduction in our fixed operating costs to better align our asphalt operations to the current level of asphalt demand during the nine months ended September 30, 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the nine months ended September 30, 2015 were $148.9 million, compared to $129.8 million for the nine months ended September 30, 2014, an increase of $19.1 million, or 14.7%. This increase was primarily due to increased employee retention costs for the nine months ended September 30, 2015.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the nine months ended September 30, 2015 were $59.5 million, compared to $44.6 million for the nine months ended September 30, 2014, an increase of $14.9 million, or 33.4%. This increase was primarily due to increased employee retention costs for the nine months ended September 30, 2015.
Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2015 were $7.2 million, compared to $6.4 million for the nine months ended September 30, 2014, an increase of $0.8 million, or 12.5%.
Retail Segment. SG&A expenses for our retail segment for the nine months ended September 30, 2015 were $81.7 million, compared to $78.3 million for the nine months ended September 30, 2014, an increase of $3.4 million, or 4.3%.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2015 was $94.3 million, compared to $91.5 million for the nine months ended September 30, 2014, an increase of $2.8 million, or 3.1%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the nine months ended September 30, 2015 resulting from the completion of the planned major turnaround at the Big Spring refinery during the second quarter of 2014.
Operating Income
Consolidated. Operating income for the nine months ended September 30, 2015 was $242.5 million, compared to $151.9 million for the nine months ended September 30, 2014, an increase of $90.6 million, or 59.6%. This increase was primarily due to increased refinery throughput, higher retail fuel and merchandise margins and the impacts of commodity swaps, partially offset by lower refinery operating margins and a loss of $6.5 million resulting from a price adjustment related to asphalt inventory during the nine months ended September 30, 2015.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $220.7 million for the nine months ended September 30, 2015, compared to $154.8 million for the nine months ended September 30, 2014, an increase of $65.9 million, or 42.6%. This increase was primarily due to increased refinery throughput and the impacts of commodity swaps, partially offset by lower refinery operating margins. We had realized and unrealized gains (losses) on commodity swaps of $49.5 million for the nine months ended September 30, 2015, compared to $(9.9) million for the nine months ended September 30, 2014.
Refinery operating margin at the Big Spring refinery was $15.95 per barrel for the nine months ended September 30, 2015, compared to $17.35 per barrel for the nine months ended September 30, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average WTI Cushing to WTI Midland spread narrowed to $0.60 per barrel for the nine months ended September 30, 2015, compared to $7.31 per barrel for the nine months ended September 30, 2014. The average WTI Cushing to WTS spread narrowed to $0.02 per barrel for the nine months ended

September 30, 2015, compared to $6.58 per barrel for the nine months ended September 30, 2014. The average Gulf Coast 3/2/1 crack spread increased to $19.08 per barrel for the nine months ended September 30, 2015, compared to $16.37 per barrel for the nine months ended September 30, 2014. The contango environment for the nine months ended September 30, 2015 created a cost of crude benefit of $1.04 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.74 per barrel for the nine months ended September 30, 2014.
Refinery operating margin at the Krotz Springs refinery was $8.05 per barrel for the nine months ended September 30, 2015, compared to $8.68 per barrel for the nine months ended September 30, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland spread was greater than the improvement in the Gulf Coast 2/1/1 high sulfur diesel crack spread, the benefit from the widening LLS to WTI Cushing spread and the cost of crude benefit from the market moving from backwardation into contango. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2015 was $12.05 per barrel, compared to $11.43 per barrel for the nine months ended September 30, 2014. The average LLS to WTI Cushing spread widened to $4.27 per barrel for the nine months ended September 30, 2015, compared to $4.09 per barrel for the nine months ended September 30, 2014.
Asphalt Segment. Operating income for our asphalt segment was $2.3 million for the nine months ended September 30, 2015, compared to an operating loss of $17.2 million for the nine months ended September 30, 2014, an increase of $19.5 million. This increase was primarily due to higher asphalt margins and lower direct operating expenses, partially offset by lower sales volumes and a loss of $6.5 million resulting from a price adjustment related to asphalt inventory for the nine months ended September 30, 2015. Asphalt margins for the nine months ended September 30, 2015 were $106.60 per ton compared to $46.77 per ton for the nine months ended September 30, 2014. Operating loss for the nine months ended September 30, 2014 included the gain on the sale of our Willbridge, Oregon asphalt terminal of $2.0 million.
Retail Segment. Operating income for our retail segment was $21.2 million for the nine months ended September 30, 2015, compared to $16.6 million for the nine months ended September 30, 2014, an increase of $4.6 million, or 27.7%. This increase was primarily due to higher retail fuel margins and higher merchandise margins.
Retail fuel margins were 21.8 cents per gallon for the nine months ended September 30, 2015 compared to 19.5 cents per gallon for the nine months ended September 30, 2014. Merchandise margins were 32.1% for the nine months ended September 30, 2015 compared to 31.1% for the nine months ended September 30, 2014.
Interest Expense
Interest expense was $60.0 million for the nine months ended September 30, 2015, compared to $85.5 million for the nine months ended September 30, 2014, a decrease of $25.5 million, or 29.8%. A component of our supply and offtake agreements fees, which affects our interest expense, is related to the crude oil price environment whereby a backwardated environment adds to our interest expense and a contango environment reduces our interest expense. The decrease in interest expense for the nine months ended September 30, 2015 was primarily due to crude oil prices moving from backwardation in 2014 into contango in 2015.
Income Tax Expense
Income tax expense was $53.1 million for the nine months ended September 30, 2015, compared to $14.5 million for the nine months ended September 30, 2014. Income tax expense increased as a result of our higher pre-tax income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and an increase in the effective tax rate. Our effective tax rate was 28.4% for the nine months ended September 30, 2015, compared to an effective tax rate of 20.7% for the nine months ended September 30, 2014.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Additionally, net income attributable to non-controlling interest includes the proportional share of net income related to non-voting common stock of our subsidiary, Alon Assets, Inc., owned by non-controlling interest shareholders. Net income attributable to non-controlling interest was $29.0 million for the nine months ended September 30, 2015, compared to $23.7 million for the nine months ended September 30, 2014, an increase of $5.3 million, or 22.4%.
Net Income Available to Stockholders
Net income available to stockholders was $105.3 million for the nine months ended September 30, 2015, compared to $31.8 million for the nine months ended September 30, 2014, an increase of $73.5 million. This increase was attributable to the factors discussed above.

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
Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$176,310	$144,584
Investing activities	(78,298)	(84,753)
Financing activities	(74,109)	(90,762)
Net increase (decrease) in cash and cash equivalents	$23,903	$(30,931)
Cash Flows Provided By Operating Activities
Net cash provided by operating activities was $176.3 million during the nine months ended September 30, 2015, compared to $144.6 million during the nine months ended September 30, 2014. The increase in cash flows provided by operations of $31.7 million was primarily attributable to increased net income after adjusting for non-cash items of $56.4 million, reduced cash used for inventories of $31.0 million, reduced cash used for prepaid expenses and other current assets of $5.3 million and reduced cash used for other non-current liabilities of $0.7 million. These changes were partially offset by increased cash used for accounts payable and accrued liabilities of $21.9 million, reduced cash collected on receivables of $24.9 million and increased cash used for other assets of $14.8 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $78.3 million during the nine months ended September 30, 2015, compared to $84.8 million during the nine months ended September 30, 2014. The decrease in cash flows used in investing activities of $6.5 million was primarily attributable to reduced cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $56.5 million, partially offset by reduced cash proceeds from the disposition of assets of $39.5 million and cash used for our acquisition of 14 retail stores of $11.2 million during the nine months ended September 30, 2015. The decrease in capital expenditures and capital expenditures for turnarounds and catalysts is related to the planned major turnaround and the vacuum tower project at our Big Spring refinery during the second quarter of 2014. The decrease in cash proceeds from the disposition of assets is related to the sale of the Willbridge, Oregon asphalt terminal in the first quarter of 2014 for $40.0 million.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $74.1 million during the nine months ended September 30, 2015, compared to $90.8 million during the nine months ended September 30, 2014. The decrease in cash flows used in financing activities of $16.7 million was primarily attributable to reduced payments on long-term debt of $144.9 million and lower repayments on our revolving credit facilities of $40.0 million, partially offset by reduced proceeds from long-term debt of $131.0 million, increased payments to shareholders and non-controlling interests of $29.3 million and increased payments on our inventory agreement transactions of $7.9 million during the nine months ended September 30, 2015.
Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have a credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At September 30, 2015 and December 31, 2014, we had letters of credit outstanding under this facility of $34.7 million and $54.2 million, respectively. In October 2015, the expiration date of this facility was extended to November 2017.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $50.0 million and $60.0 million and letters of credit outstanding of $35.1 million and $23.5 million under this facility at September 30, 2015 and December 31, 2014, respectively.
In May 2015, the $240.0 million revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under this facility now bear interest at the Eurodollar rate plus 3.00% per annum.
Convertible Senior Notes. The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2015, the conversion rate was adjusted to 69.839 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $14.32 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $14.32 per share and the strike price of the warrants was adjusted to $19.45 per share. Upon a potential change of control, we may have to settle the value of the warrants in accordance with the indenture. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of September 30, 2015, there have been no conversions of the Convertible Notes.
In May 2015, Delek acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. Delek agreed to a one year standstill provision limiting Delek’s ability to acquire greater than 49.99% of our outstanding common stock, with additional ownership above this threshold subject to the approval of Alon’s independent directors. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to render a make-whole payment to holders of our Convertible Notes of approximately $15.9 million as of September 30, 2015, assuming full conversion of the Convertible Notes. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $54.0 million as of September 30, 2015.
Alon Retail Credit Agreement. Southwest Convenience Stores, LLC and Skinny’s LLC (“Alon Retail”) are party to a credit agreement (“Alon Retail Credit Agreement”) maturing March 2019. The Alon Retail Credit Agreement includes an initial $110.0 million term loan and a $10.0 million revolving credit loan. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans of $30.0 million to fund store rebuilds, new builds and acquisitions. In August 2015, we borrowed $11.0 million using the accordion feature and amended the Alon Retail Credit Agreement to restore the undrawn amount of the accordion feature back to $30.0 million. The $11.0 million incremental term loan was used to fund our acquisition of 14 retail stores in New Mexico. At September 30, 2015 and December 31, 2014, the Alon Retail Credit Agreement had $108.0 million and $102.7 million, respectively, of outstanding term loans and $10.0 million and $10.0 million, respectively, outstanding under the revolving credit loan.
2015 Term Loan Credit Facility. In August 2015, we entered into a $3.0 million unsecured term loan (“2015 Term Loan”), which requires principal repayments of $0.1 million monthly until maturity in August 2020. Borrowings under the 2015 Term Loan bear interest at LIBOR plus 2.50% per annum. At September 30, 2015, the outstanding balance was $3.0 million.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Excluding the $11.2 million retail acquisition, our total capital expenditure projection for 2015 is $136.0 million, which includes expenditures for catalysts and turnarounds and approximately $16.7 million of special regulatory projects. Approximately $68.7 million has been spent during the nine months ended September 30, 2015.

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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2015, the market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $3.7 million. At September 30, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $23.8 million.
As of September 30, 2015, we held 0.6 million barrels of refined products, asphalt and blendstock and 1.0 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs would have been lower by $0.6 million. If the market value of crude oil would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs, net of the fair value hedged items, would have been lower by $1.0 million.
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

The following table provides information about our commodity derivative contracts as of September 30, 2015:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	468,164	$45.94	$—	$21,509	$20,941	$(568)
Forwards-short (Crude)	(1,895)	—	57.47	(109)	(109)	—
Forwards-long (Gasoline)	235,817	56.52	—	13,329	13,313	(16)
Forwards-short (Gasoline)	(182,482)	—	55.17	(10,068)	(10,138)	(70)
Forwards-long (Distillate)	51,000	54.94	—	2,802	3,122	320
Forwards-short (Distillate)	(122,394)	—	61.38	(7,512)	(8,001)	(489)
Forwards-long (Jet)	26,809	60.92	—	1,633	1,638	5
Forwards-short (Jet)	(47,191)	—	58.88	(2,779)	(2,818)	(39)
Forwards-short (Slurry)	(16,057)	—	29.42	(472)	(464)	8
Forwards-long (Catfeed)	102,085	53.80	—	5,492	5,569	77
Forwards-short (Catfeed)	(26,001)	—	53.80	(1,399)	(1,419)	(20)
Forwards-short (Slop)	(26,854)	—	37.07	(996)	(998)	(2)
Forwards-long (Propane)	78	20.47	—	2	2	—
Forwards-short (Propane)	(50,000)	—	18.15	(907)	(930)	(23)
Forwards-long (Butane)	73,585	24.65	—	1,814	1,932	118
Forwards-long (Asphalt)	70,746	27.71	—	1,960	1,965	5
Forwards-short (Asphalt)	(39,957)	—	45.47	(1,817)	(1,820)	(3)
Futures-long (Crude)	7,000	46.23	—	324	318	(6)
Futures-short (Crude)	(409,000)	—	46.21	(18,901)	(18,442)	459
Futures-long (Gasoline)	82,000	57.58	—	4,722	4,707	(15)
Futures-short (Gasoline)	(194,000)	—	57.10	(11,077)	(11,136)	(59)
Futures-long (Distillate)	99,000	66.59	—	6,593	6,393	(200)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps (Jet-LLS)	(900,000)	$22.58	$9.37	$(20,318)	$(8,434)	$11,884
Futures-swaps (WTI-Jet)	900,000	15.25	12.30	13,725	11,065	(2,660)
Futures-swaps (LLS-WTI)	1,710,000	6.25	2.80	10,682	4,780	(5,902)
Futures-swaps (Brent-WTI)	(4,455,000)	10.53	4.40	(46,903)	(19,607)	27,296
Futures-swaps (WTI-Brent)	3,915,000	5.54	5.01	21,677	19,607	(2,070)
Futures-swaps (Heating Oil/ULSD)	60,000	4.83	5.09	290	306	16
Interest Rate Risk
As of September 30, 2015, $432.2 million, excluding discounts, of our outstanding debt was subject to floating interest rates, of which $243.1 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of September 30, 2015, we had four interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately 75% of the outstanding principal of the term loans within the Alon Retail Credit Agreement. As of September 30, 2015, the outstanding balance of the term loans was $108.0 million and the interest rate swaps had a current fixed interest rate of 0.77%.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $1.1 million per year.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In July 2015, we received a Notice of Violation (“NOV”) issued by the California Environmental Protection Agency Air Resource Board. The NOV alleges that our subsidiary was failed to comply with certain provisions of California’s Low Carbon Fuel Standard. We believe that we have defenses that would absolve us of liability should we be required to litigate the NOV, however we cannot predict the ultimate resolution of this matter. In the event that civil penalties are assessed, they could be in excess of $100,000.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1
First Amendment to Second Amended and Restated Credit Agreement, entered into effective as of August 25, 2015, among Southwest Convenience Stores, LLC, Skinny’s, LLC, as the Borrowers, Alon Brands, Inc., as a Guarantor, GTS Licensing Company, Inc., as a Guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, LC Issuer, Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 28, 2015).

10.2
Second Amendment to Restricted Stock Award Agreement between Alon USA GP, LLC and Alan Moret, dated September 2, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 8, 2015).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	November 3, 2015	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	November 3, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)