Form 10-Q
period 2016-03-31
Alon USA Energy, Inc.
filed 2016-05-09
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2016, was 71,193,155.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,383	$234,127
Accounts and other receivables, net	153,597	119,171
Income tax receivable	241	3,741
Inventories	104,404	105,515
Deferred income tax asset	31,773	13,786
Prepaid expenses and other current assets	31,255	28,275
Total current assets	514,653	504,615
Equity method investments	28,041	42,811
Property, plant and equipment, net	1,414,561	1,380,202
Goodwill	62,885	62,885
Other assets, net	193,070	185,625
Total assets	$2,213,210	$2,176,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$354,088	$315,721
Accrued liabilities	98,829	93,780
Current portion of long-term debt	16,413	16,420
Total current liabilities	469,330	425,921
Other non-current liabilities	167,059	165,935
Long-term debt	537,649	539,542
Deferred income tax liability	379,673	380,580
Total liabilities	1,553,711	1,511,978
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.01, 150,000,000 shares authorized; 71,076,808 and 70,960,461 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	711	710
Additional paid-in capital	530,740	526,035
Accumulated other comprehensive loss, net of tax	(29,472)	(28,808)
Retained earnings	95,137	141,201
Total stockholders’ equity	597,116	639,138
Non-controlling interest in subsidiaries	62,383	25,022
Total equity	659,499	664,160
Total liabilities and equity	$2,213,210	$2,176,138

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Net sales (1)	$849,973	$1,103,240
Operating costs and expenses:
Cost of sales	735,144	894,488
Direct operating expenses	68,617	64,205
Selling, general and administrative expenses	48,701	45,596
Depreciation and amortization	34,862	31,962
Total operating costs and expenses	887,324	1,036,251
Gain (loss) on disposition of assets	(2,088)	572
Operating income (loss)	(39,439)	67,561
Interest expense	(18,307)	(21,037)
Equity earnings (losses) of investees	378	(554)
Other income, net	72	46
Income (loss) before income tax expense (benefit)	(57,296)	46,016
Income tax expense (benefit)	(21,236)	11,961
Net income (loss)	(36,060)	34,055
Net income (loss) attributable to non-controlling interest	(523)	7,116
Net income (loss) available to stockholders	$(35,537)	$26,939
Earnings (loss) per share, basic	$(0.51)	$0.39
Weighted average shares outstanding, basic (in thousands)	70,143	69,485
Earnings (loss) per share, diluted	$(0.51)	$0.38
Weighted average shares outstanding, diluted (in thousands)	70,143	71,142
Cash dividends per share	$0.15	$0.10
___________

(1)	Includes excise taxes on sales by the retail segment of $19,525 and $18,056 for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(36,060)	$34,055
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding loss arising during period	(1,121)	(930)
Loss reclassified to earnings - interest expense	70	15
Net loss, before tax	(1,051)	(915)
Income tax benefit	(383)	(339)
Net loss, net of tax	(668)	(576)
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	—	6,070
Amortization of unrealized gain on de-designated cash flow hedges - cost of sales	—	(7,982)
Net loss, before tax	—	(1,912)
Income tax benefit	—	(708)
Net loss, net of tax	—	(1,204)
Total other comprehensive loss, net of tax	(668)	(1,780)
Comprehensive income (loss)	(36,728)	32,275
Comprehensive income (loss) attributable to non-controlling interest	(527)	7,016
Comprehensive income (loss) attributable to stockholders	$(36,201)	$25,259

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(36,060)	$34,055
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	34,862	31,962
Stock compensation	2,120	1,539
Deferred income taxes	(18,511)	(8,159)
Equity (earnings) losses of investees, net of dividends	(378)	554
Amortization of debt issuance costs	880	808
Amortization of original issuance discount	1,634	1,503
(Gain) loss on disposition of assets	2,088	(572)
Unrealized (gain) loss on commodity swaps	3,333	(18,403)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(30,748)	(23,434)
Income tax receivable	3,500	9,196
Inventories	4,127	20,756
Prepaid expenses and other current assets	(2,980)	976
Other assets, net	(3,940)	(5,979)
Accounts payable	2,997	(61,223)
Accrued liabilities	7,652	(7,365)
Other non-current liabilities	73	4,565
Net cash used in operating activities	(29,351)	(19,221)
Cash flows from investing activities:
Capital expenditures	(23,446)	(10,749)
Capital expenditures for turnarounds and catalysts	(16,610)	(2,333)
Proceeds from disposition of assets	975	1,469
Acquisition of AltAir	(7,936)	—
Net cash used in investing activities	(47,017)	(11,613)
Cash flows from financing activities:
Dividends paid to stockholders	(10,527)	(6,914)
Dividends paid to non-controlling interest	(133)	(82)
Distributions paid to non-controlling interest in the Partnership	(921)	(8,055)
Inventory agreement transactions	51,313	35,160
Revolving credit facilities, net	—	(10,000)
Payments on long-term debt	(4,108)	(3,771)
Net cash provided by financing activities	35,624	6,338
Net decrease in cash and cash equivalents	(40,744)	(24,496)
Cash and cash equivalents, beginning of period	234,127	214,961
Cash and cash equivalents, end of period	$193,383	$190,465
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$16,514	$19,519
Refunds received for income tax	$(3,478)	$(29)
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$661

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2016.
Our consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. We have adopted the updated guidance, effective January 1, 2016, with no material impact to our consolidated financial statements.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

In February 2016, the FASB issued new guidance on the accounting for leases, which requires lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The requirements from this guidance are effective for interim and annual periods beginning after December 31, 2018. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.
In March 2016, the FASB issued an accounting standards update which clarifies that for the purposes of applying hedge accounting for derivative transactions, a change in the counterparty to a derivative contract (through novation) that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, require de-designation of that hedging relationship. The adoption of this guidance will not have a material effect on our financial position or results of operations.
In March 2016, the FASB issued an accounting standard update to simplify some provisions in stock compensation accounting. The areas for simplification of this update involve the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows. This update will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We do not expect application of this standard to have a material effect on our consolidated financial statements.

(2)	AltAir Acquisition
On March 1, 2016, Alon acquired control of Altair Paramount, LLC (“AltAir”) which initially provides for Alon to receive approximately 77% of earnings and distributions of the entity. Alon increased its original 32% ownership and obtained control of AltAir after certain operational milestones were achieved. Alon contributed to AltAir cash in total amount of $27,058.
AltAir is a renewable fuels project which began operations in February 2016. The project converts approximately 2,500 barrels per day of tallow and other feedstocks into renewable biofuels, which are replacements for petroleum-based fuel. AltAir generates environmental credits in the form of renewable identification numbers, low-carbon fuels standards credits and blender’s fuel tax credits.
Acquisitions achieved in stages require that in the period the acquiring company achieves control, that it recognize 100% of the fair value of the net assets at that time. Additionally, the existing equity interests of the company and of non-controlling interest are required to be recorded at fair value. The fair value of AltAir was estimated by applying the market approach. Based on our analysis at March 1, 2016, there was no gain recorded for the revaluation of Alon’s previous equity interests. The fair value of the assets and liabilities recorded into Alon’s consolidated financial statements are as follows:

Current assets	$11,897
Other assets	7,704
Property, plant and equipment	49,612
Current liabilities	(5,408)
Fair value of net assets assumed	63,805
Non-controlling interest	(38,851)
$24,954
Beginning March 1, 2016, we have consolidated AltAir as part of our refining and marketing segment in our consolidated financial statements. Alon’s consolidated statements of operations include revenues of $27,903 and operating income of $7,169.

(3)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. The limited partner interests of the Partnership are represented as common units outstanding. As of March 31, 2016, the 11,510,039 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Partnership, which is a non-economic interest.
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
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Amount Per Unit	Total Distribution Amount	Distributions Paid to Non-Controlling Interest
First Quarter 2016	$—	$0.08	$5,001	$921
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
(a)Refining and Marketing Segment
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana, and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (the “California refineries”). We refine crude oil into petroleum products including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. We are also shipping and selling gasoline into wholesale markets in the Southern and Eastern United States. Our California refineries have not processed crude oil since 2012 due to the high cost of crude oil relative to product yield and low asphalt demand. Beginning in February 2016, our renewable fuels project, AltAir, began commercial production.
We sell motor fuels under the Alon brand through various terminals to supply 632 Alon branded retail sites, including our retail segment convenience stores. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.
(b)Asphalt Segment
We own or operate 11 asphalt terminals located in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff), as well as asphalt terminals in which we own a 50% interest located in Fernley, Nevada, and Brownwood, Texas. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data. Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil, which is intended to approximate wholesale market prices.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Segment data as of and for the three month periods ended March 31, 2016 and 2015 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2016
Net sales to external customers	$633,503	$53,499	$162,971	$—	$849,973
Intersegment sales (purchases)	63,110	(5,448)	(57,662)	—	—
Depreciation and amortization	29,784	1,260	3,399	419	34,862
Operating income (loss)	(42,363)	(648)	4,182	(610)	(39,439)
Total assets	1,854,500	113,837	227,641	17,232	2,213,210
Turnarounds, catalysts and capital expenditures	35,169	740	2,711	1,436	40,056

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2015
Net sales to external customers	$876,603	$50,652	$175,985	$—	$1,103,240
Intersegment sales (purchases)	82,889	(10,931)	(71,958)	—	—
Depreciation and amortization	27,311	1,145	3,037	469	31,962
Operating income (loss)	75,647	(14,431)	6,990	(645)	67,561
Total assets (1)	1,836,655	113,785	201,514	13,745	2,165,699
Turnarounds, catalysts and capital expenditures	6,739	1,406	3,316	1,621	13,082
_________________

(1)
During 2015, we adopted the FASB’s accounting guidance simplifying the presentation of debt issuance costs. As a result, debt issuance costs that had previously been included as deferred charges in our consolidated balance sheets have been reclassified as a direct deduction from the carrying value of the associated debt. These changes have been applied retrospectively to all periods presented.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Assets:
Commodity contracts (swaps)	$—	$11,466	$—	$11,466
Fair value hedges of consigned inventory	—	32,582	—	32,582
Liabilities:
Commodity contracts (futures and forwards)	602	—	—	602
Interest rate swaps	—	3,227	—	3,227

As of December 31, 2015
Assets:
Commodity contracts (swaps)	$—	$14,799	$—	$14,799
Fair value hedges of consigned inventory	—	33,797	—	33,797
Liabilities:
Commodity contracts (futures and forwards)	592	—	—	592
Interest rate swaps	—	2,176	—	2,176

(6)	Derivative Financial Instruments
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
We also have economic hedges in the form of swap contracts that fix price differentials between different types of crude oil and refined products that we use or produce at our refineries. At March 31, 2016, these swap contracts had aggregate volumes of 6,750 thousand barrels of crude oil with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 8 that have been accounted for as fair value hedges, which had purchase volumes of 659 thousand barrels of crude oil as of March 31, 2016.
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
Commodity Derivatives. As of March 31, 2016, we did not have any commodity swap contracts accounted for as cash flow hedges. During the three months ended March 31, 2015, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. Consequently, hedge accounting was discontinued for these commodity swap contracts and the related unrealized gains in other comprehensive income (“OCI”) were recorded into earnings as the underlying transactions occurred. During the three months ended March 31, 2015, we reclassified $7,982 of these gains from OCI into cost of sales.
Related to commodity swap cash flow hedges in OCI, we recognized unrealized losses of $0 and $1,912 for the three months ended March 31, 2016 and 2015, respectively.
Interest Rate Derivatives. We have interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the retail credit agreement. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. As of March 31, 2016, the outstanding principal of these term loans was $103,950. The interest rate swaps lock in an average fixed interest rate of 1.66% through the remainder of 2016; 2.22% in 2017; 2.89% in 2018 and 3.06% in 2019.
Related to interest rate swap cash flow hedges in OCI, we recognized unrealized losses of $1,051 and $915 for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of March 31, 2016, we have unrealized losses of $3,227 classified in OCI related to cash flow hedges. Assuming interest rates remain unchanged, unrealized losses of $850 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of March 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$353	Accrued liabilities	$955
Commodity contracts (swaps)	Accounts receivable	11,466		—
Total derivatives not designated as hedging instruments		11,819		955

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$3,227
Fair value hedges of consigned inventory	Other assets	32,582		—
Total derivatives designated as hedging instruments		32,582		3,227
Total derivatives		$44,401		$4,182

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	As of December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$292	Accrued liabilities	$884
Commodity contracts (swaps)	Accounts receivable	14,799		—
Total derivatives not designated as hedging instruments		15,091		884

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$2,176
Fair value hedges of consigned inventory	Other assets	33,797		—
Total derivatives designated as hedging instruments		33,797		2,176
Total derivatives		$48,888		$3,060
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2016
Interest rate swaps	$(1,051)	Interest expense	$(70)		$—
Total derivatives	$(1,051)		$(70)		$—

For the Three Months Ended March 31, 2015
Commodity contracts (swaps)	$(1,912)	Cost of sales	$7,982		$—
Interest rate swaps	(915)	Interest expense	(15)		—
Total derivatives	$(2,827)		$7,967		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2016	2015
Fair value hedges of consigned inventory (1)	Interest expense	$(1,215)	$5,788
Total derivatives		$(1,215)	$5,788
________________

(1)	Changes in the fair value hedges are substantially offset in earnings by changes in the hedged items.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2016	2015
Commodity contracts (futures and forwards)	Cost of sales	$5,213	$(5,358)
Commodity contracts (swaps)	Cost of sales	366	21,861
Total derivatives		$5,579	$16,503
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$1,160	$(807)	$353	$(353)	$—	$—
Commodity contracts (swaps)	29,632	(18,166)	11,466	—	—	11,466
Fair value hedges of consigned inventory	32,582	—	32,582	—	—	32,582
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,762	$(807)	$955	$(353)	$—	$602
Commodity contracts (swaps)	18,166	(18,166)	—	—	—	—
Interest rate swaps	3,227	—	3,227	—	—	3,227

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,112	$(820)	$292	$(292)	$—	$—
Commodity contracts (swaps)	39,739	(24,940)	14,799	—	—	14,799
Interest rate swaps	30	(30)	—	—	—	—
Fair value hedges of consigned inventory	33,797	—	33,797	—	—	33,797
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,704	$(820)	$884	$(292)	$—	$592
Commodity contracts (swaps)	24,940	(24,940)	—	—	—	—
Interest rate swaps	2,206	(30)	2,176	—	—	2,176
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
The cost of meeting our obligations under these compliance programs was $11,211 and $12,696 for the three months ended March 31, 2016 and 2015, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(7)	Inventories
Carrying value of inventories consisted of the following:

	March 31, 2016	December 31, 2015
Crude oil, refined products, asphalt and blendstocks	$47,770	$42,123
Crude oil consignment inventory (Note 8)	3,113	2,928
Materials and supplies	27,124	26,940
Store merchandise	21,599	28,475
Store fuel	4,798	5,049
Total inventories	$104,404	$105,515
The market value of refined products, asphalt and blendstock inventories was lower than LIFO costs by $340 and $836 at March 31, 2016 and December 31, 2015, respectively. The market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $18,669 and $18,521 at March 31, 2016 and December 31, 2015, respectively.

(8)	Inventory Financing Agreements
We have entered into Supply and Offtake Agreements and other associated agreements (together the “Supply and Offtake Agreements”) with J. Aron & Company (“J. Aron”), to support the operations of our Big Spring, Krotz Springs and California refineries and certain of our asphalt terminals. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the refineries.
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
At March 31, 2016 and December 31, 2015, we had net current payables of $7,830 and net current receivables of $8,385, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At March 31, 2016 and December 31, 2015, we had non-current liabilities for the original financing of $24,649 and $23,771, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $389 and $328 at March 31, 2016 and December 31, 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(9)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015
Refining facilities (1)	$1,972,028	$1,915,924
Pipelines and terminals	43,414	43,443
Retail	212,629	209,921
Other	24,812	23,377
Property, plant and equipment, gross	2,252,883	2,192,665
Accumulated depreciation	(838,322)	(812,463)
Property, plant and equipment, net	$1,414,561	$1,380,202
________________

(1)	Includes the property, plant and equipment of AltAir (Note 2).

(10)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2016	December 31, 2015
Deferred turnaround and catalyst cost	$89,701	$87,469
Environmental receivables (Note 17)	2,507	2,648
Intangible assets, net	16,369	14,505
Receivable from supply and offtake agreements (Note 8)	26,179	26,179
Fair value hedges of consigned inventory (Note 8)	32,582	33,797
Other, net	25,732	21,027
Total other assets	$193,070	$185,625

(b)	Accounts Payable
Included in accounts payable was $144,242 and $91,179 related to RINs activity as of March 31, 2016 and December 31, 2015, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2016	December 31, 2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$37,298	$35,375
Employee costs	32,532	25,202
Commodity contracts	955	884
Accrued finance charges	677	1,789
Environmental accrual (Note 17)	7,880	7,880
Other	19,487	22,650
Total accrued liabilities	$98,829	$93,780

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$49,367	$49,054
Environmental accrual (Note 17)	38,470	38,482
Asset retirement obligations	11,058	10,906
Consignment inventory obligations (Note 8)	57,231	57,568
Interest rate swaps	3,227	2,176
Other	7,706	7,749
Total other non-current liabilities	$167,059	$165,935

(11)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three months ended March 31, 2016 and 2015 consisted of the following:

	For the Three Months Ended
	March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$952	$996
Interest cost	1,409	1,256
Expected return on plan assets	(1,749)	(1,582)
Amortization of net loss	806	839
Net periodic benefit cost	$1,418	$1,509
Our estimated contributions to our pension plans during 2016 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2015. For the three months ended March 31, 2016 and 2015, we contributed $1,181 and $1,030, respectively, to our qualified pension plans.

(12)	Indebtedness
Debt consisted of the following:

	March 31, 2016	December 31, 2015
Term loan credit facilities	$254,873	$256,519
Alon USA, LP Credit Facility	55,000	55,000
Convertible senior notes	131,295	129,623
Retail credit facilities	112,894	114,820
Total debt	554,062	555,962
Less: Current portion	16,413	16,420
Total long-term debt	$537,649	$539,542

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $37,636 and $60,627 at March 31, 2016 and December 31, 2015, respectively.
We had borrowings of $55,000 and $55,000 and letters of credit of $53,200 and $48,590 outstanding under the Alon USA, LP $240,000 revolving credit facility at March 31, 2016 and December 31, 2015, respectively.
(b) Convertible Senior Notes
The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2016, the conversion rate was adjusted to 70.839 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $14.12 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $14.12 per share and the strike price of the warrants was adjusted to $19.18 per share. Upon a potential change of control, we may have to settle the value of the warrants in accordance with the indenture. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of March 31, 2016, there have been no conversions of the Convertible Notes.
In May 2015, Delek US Holdings, Inc. (“Delek”) acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. Delek agreed to a one-year standstill provision limiting Delek’s ability to acquire greater than 49.99% of our outstanding common stock, with additional ownership above this threshold subject to the approval of Alon’s independent directors. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to render a make-whole payment to holders of our Convertible Notes, assuming full conversion of the Convertible Notes. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $15,000 as of March 31, 2016. Based on our share price as of March 31, 2016, we would not have to render a make-whole payment as our share price was below the minimum share price per the make-whole provision in the indenture.
(c) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At March 31, 2016, we were in compliance with these covenants.

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
Restricted Stock. As of March 31, 2016 and December 31, 2015, we had 905,727 non-vested restricted shares.
Compensation expense for restricted stock awards amounted to $1,713 and $799 for the three months ended March 31, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Restricted Stock Units. Compensation expense for restricted stock units granted to our CEO and President amounted to $0 and $249 for the three months ended March 31, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Partnership Restricted Units. Compensation expense for the Partnership’s restricted common unit grants amounted to $10 and $5 for the three months ended March 31, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of March 31, 2016, there was $2,866 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.4 years.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(14)	Equity (share values in dollars)
Changes to equity during the three months ended March 31, 2016 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$639,138	$25,022	$664,160
Other comprehensive loss	(664)	(4)	(668)
Stock compensation	2,279	(159)	2,120
Acquisition of AltAir	2,427	39,101	41,528
Distributions to non-controlling interest in the Partnership	—	(921)	(921)
Dividends	(10,527)	(133)	(10,660)
Net loss	(35,537)	(523)	(36,060)
Balance at March 31, 2016	$597,116	$62,383	$659,499
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets, Inc. (“Alon Assets”) whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the three months ended March 31, 2016, 116,347 shares of our common stock were issued in exchange for 621.98 shares of Alon Assets. At March 31, 2016, 581,736 shares of our common stock are available to be exchanged for all of the outstanding shares held by the non-controlling interest shareholder of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $397 and $484 for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Dividends
On March 18, 2016, we paid a regular quarterly cash dividend of $0.15 per share on common stock to stockholders of record at the close of business on February 26, 2016.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(1,357)	$(27,451)	$(28,808)
Other comprehensive income before reclassifications	(708)	—	(708)
Amounts reclassified from accumulated other comprehensive loss	44	—	44
Net current-period other comprehensive loss	(664)	—	(664)
Balance at March 31, 2016	$(2,021)	$(27,451)	$(29,472)

(15)	Earnings (Loss) Per Share
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2016 and 2015, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended
	March 31,
	2016	2015
Net income (loss) available to stockholders	$(35,537)	$26,939
Less: preferred stock dividends	—	15
Net income (loss) available to common stockholders	(35,537)	26,924

Weighted average shares outstanding, basic	70,143	69,485
Dilutive common stock equivalents	—	1,657
Weighted average shares outstanding, diluted	70,143	71,142
Earnings (loss) per share, basic	$(0.51)	$0.39
Earnings (loss) per share, diluted	$(0.51)	$0.38
For the three months ended March 31, 2016, we excluded 595 common stock equivalents from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the three months ended March 31, 2015, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

(16)	Related Party Transactions
Delek US Holdings, Inc.
In May 2015, Delek completed the purchase of approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased $2,091 and $173 of refined products from Delek for the three months ended March 31, 2016 and 2015, respectively.

(17)	Commitments and Contingencies

(a)	Commitments
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
We have accrued environmental remediation obligations of $46,350 ($7,880 current liability and $38,470 non-current liability) at March 31, 2016, and $46,362 ($7,880 current liability and $38,482 non-current liability) at December 31, 2015.
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $623 and $623 and non-current receivables of $2,507 and $2,648 at March 31, 2016 and December 31, 2015, respectively.

(18)	Subsequent Events
Dividend Declared
On May 3, 2016, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on June 6, 2016, to holders of record at the close of business on May 19, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this document, the words “Alon,” “we,” “our” and “us” or like terms refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary. Generally, the words “we,” “our” and “us” include Alon USA Partners, LP and its consolidated subsidiaries (the “Partnership”) as consolidated subsidiaries of Alon USA Energy, Inc. unless when used in disclosures of transactions or obligations between the Partnership and Alon USA Energy, Inc., or its other subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	the effects and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of renewable identification numbers;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors.”
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
Company Overview
We are an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. We own 100% of the general partner and 81.6% of the limited partner interests in the Partnership (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 barrels per day and an integrated wholesale marketing business. In addition, we directly own a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. We also own crude oil refineries in California, which have not processed crude oil since 2012. We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate approximately 300 convenience stores which also market motor fuels in Central and West Texas and New Mexico.
Refining and Marketing
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana, and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our California refineries have not processed crude oil since 2012 due to the high costs of crude oil relative to product yield and low asphalt demand. Beginning in February 2016, our renewable fuels project, AltAir, began commercial production. We refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States.
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
We sell motor fuels under the Alon brand through various terminals to supply 632 locations, including our retail segment convenience stores. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress.
We market transportation fuel production from our Krotz Springs refinery substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
Asphalt
We own or operate 11 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Arizona (Phoenix and Flagstaff) as well as asphalt terminals in which we own a 50% interest located in Fernley, Nevada, and Brownwood, Texas. The operations in which we have a 50% interest are recorded under the equity method of accounting and the investments are included as part of total assets in the asphalt segment data.

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
Retail
Our convenience stores typically offer various grades of gasoline, diesel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7‑Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
For additional information on each of our operating segments, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
First Quarter Operational and Financial Highlights
Operating loss for the first quarter of 2016 was $39.4 million, compared to operating income of $67.6 million for the same period last year. Our operational and financial highlights for the first quarter of 2016 include the following:

•
Combined refinery average throughput for the first quarter of 2016 was 138,998 bpd, compared to a combined refinery average throughput of 145,229 bpd for the first quarter of 2015. The Big Spring refinery average throughput for the first quarter of 2016 was 67,536 bpd, compared to 72,360 bpd for the first quarter of 2015. The Krotz Springs refinery average throughput for the first quarter of 2016 was 71,462 bpd, compared to 72,869 bpd for the first quarter of 2015. The reduced throughput at our Big Spring refinery was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016.

•
Refinery operating margin at the Big Spring refinery was $7.77 per barrel for the first quarter of 2016 compared to $13.80 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of both the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads, partially offset by the cost of crude benefit from the market moving further into contango in 2016.

•
Refinery operating margin at the Krotz Springs refinery was $1.59 per barrel for the first quarter of 2016 compared to $9.52 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread and a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads, partially offset by the cost of crude benefit from the market moving further into contango in 2016.

•
The average Gulf Coast 3/2/1 crack spread was $11.24 per barrel for the first quarter of 2016 compared to $17.74 per barrel for the first quarter of 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the first quarter of 2016 was $6.74 per barrel compared to $13.41 per barrel for the first quarter of 2015.

•
The average WTI Cushing to WTI Midland spread for the first quarter of 2016 was $(0.13) per barrel compared to $1.95 per barrel for the same period in 2015. The average WTI Cushing to WTS spread for the first quarter of 2016 was $(0.10) per barrel compared to $1.76 per barrel for the same period in 2015. The average Brent to WTI Cushing spread for the first quarter of 2016 was $0.49 per barrel compared to $5.44 per barrel for the same period in 2015. The average LLS to WTI Cushing spread for the first quarter of 2016 was $1.60 per barrel compared to $2.64 per barrel for the same period in 2015. The average Brent to LLS spread for the first quarter of 2016 was $(0.89) per barrel compared to $0.84 per barrel for the same period in 2015.

•
The contango environment in the first quarter of 2016 created an average cost of crude benefit of $1.83 per barrel compared to an average cost of crude benefit of $0.65 per barrel for the same period in 2015.

•
On March 1, 2016, we began consolidating our renewable fuels project, AltAir, as part of our refining and marketing segment in our consolidated financial statements. For the first quarter of 2016, our statements of operations include revenues of $27.9 million and operating income of $7.2 million related to AltAir’s operations.

•	Asphalt margins in the first quarter of 2016 were $84.16 per ton compared to $84.76 per ton in the first quarter of 2015.

•
Retail fuel margins decreased to 19.9 cents per gallon in the first quarter of 2016 from 23.6 cents per gallon in the first quarter of 2015. Retail fuel sales volume increased to 50.0 million gallons in the first quarter of 2016 from 46.1 million gallons in the first quarter of 2015. Merchandise margins decreased to 31.5% in the first quarter of 2016 from 33.2% in the first quarter of 2015. Merchandise sales increased to $77.8 million in the first quarter of 2016 from $76.1 million in the first quarter of 2015.

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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2016 and 2015 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Planned Maintenance and Reduced Crude Oil Throughput
During the three months ended March 31, 2016, throughput at the Big Spring refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit.
Certain Derivative Impacts
Included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2016 are realized and unrealized gains on commodity swaps of $0.4 million, compared to $29.8 million for the three months ended March 31, 2015.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2016 and 2015. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2015 is unaudited.

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$849,973	$1,103,240
Operating costs and expenses:
Cost of sales	735,144	894,488
Direct operating expenses	68,617	64,205
Selling, general and administrative expenses (2)	48,701	45,596
Depreciation and amortization (3)	34,862	31,962
Total operating costs and expenses	887,324	1,036,251
Gain (loss) on disposition of assets	(2,088)	572
Operating income (loss)	(39,439)	67,561
Interest expense	(18,307)	(21,037)
Equity earnings (losses) of investees	378	(554)
Other income, net	72	46
Income (loss) before income tax expense (benefit)	(57,296)	46,016
Income tax expense (benefit)	(21,236)	11,961
Net income (loss)	(36,060)	34,055
Net income (loss) attributable to non-controlling interest	(523)	7,116
Net income (loss) available to stockholders	$(35,537)	$26,939
Earnings (loss) per share, basic	$(0.51)	$0.39
Weighted average shares outstanding, basic (in thousands)	70,143	69,485
Earnings (loss) per share, diluted	$(0.51)	$0.38
Weighted average shares outstanding, diluted (in thousands)	70,143	71,142
Cash dividends per share	$0.15	$0.10
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(29,351)	$(19,221)
Investing activities	(47,017)	(11,613)
Financing activities	35,624	6,338
OTHER DATA:
Adjusted EBITDA (4)	$(2,039)	$98,443
Capital expenditures (5)	23,446	10,749
Capital expenditures for turnarounds and catalysts	16,610	2,333

	March 31, 2016	December 31, 2015
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$193,383	$234,127
Working capital	45,323	78,694
Total assets	2,213,210	2,176,138
Total debt	554,062	555,962
Total debt less cash and cash equivalents	360,679	321,835
Total equity	659,499	664,160

(1)	Includes excise taxes on sales by the retail segment of $19,525 and $18,056 for the three months ended March 31, 2016 and 2015, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $191 and $176 for the three months ended March 31, 2016 and 2015, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $419 and $469 for the three months ended March 31, 2016 and 2015, respectively, which are not allocated to our three operating segments.

(4)
Adjusted EBITDA represents earnings before net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, depreciation and amortization and (gain) loss on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of net income (loss) attributable to non-controlling interest, income tax expense (benefit), interest expense, (gain) loss on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Net income (loss) available to stockholders	$(35,537)	$26,939
Net income (loss) attributable to non-controlling interest	(523)	7,116
Income tax expense (benefit)	(21,236)	11,961
Interest expense	18,307	21,037
Depreciation and amortization	34,862	31,962
(Gain) loss on disposition of assets	2,088	(572)
Adjusted EBITDA	$(2,039)	$98,443
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $3,333 and $(18,403) for the three months ended March 31, 2016 and 2015, respectively, which are included in net income (loss) available to stockholders. Additionally, Adjusted EBITDA does not exclude a loss of $10,666 for the three months ended March 31, 2015 resulting from a price adjustment related to asphalt inventory.

(5)	Includes corporate capital expenditures of $1,436 and $1,621 for the three months ended March 31, 2016 and 2015, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$696,613	$959,492
Operating costs and expenses:
Cost of sales	626,036	783,391
Direct operating expenses	62,793	56,326
Selling, general and administrative expenses	18,275	17,339
Depreciation and amortization	29,784	27,311
Total operating costs and expenses	736,888	884,367
Gain (loss) on disposition of assets	(2,088)	522
Operating income (loss)	$(42,363)	$75,647
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$7.77	$13.80
Refinery operating margin – Krotz Springs (2)	1.59	9.52
Refinery direct operating expense – Big Spring (3)	4.07	3.60
Refinery direct operating expense – Krotz Springs (3)	3.83	3.80
Capital expenditures	$18,559	$4,406
Capital expenditures for turnarounds and catalysts	16,610	2,333
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$11.24	$17.74
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$6.74	$13.41
WTI Cushing crude oil (per barrel)	$33.30	$48.48
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$(0.13)	$1.95
WTI Cushing less WTS	(0.10)	1.76
LLS less WTI Cushing	1.60	2.64
Brent less LLS	(0.89)	0.84
Brent less WTI Cushing	0.49	5.44
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.07	$1.52
Gulf Coast ultra-low sulfur diesel	1.03	1.69
Gulf Coast high sulfur diesel	0.91	1.55
Natural gas (per MMBtu)	1.98	2.81

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended
	March 31,
	2016		2015
	bpd	%	bpd	%
Refinery throughput:
WTS crude	36,554	54.1	44,865	62.0
WTI crude	27,760	41.1	24,137	33.4
Blendstocks	3,222	4.8	3,358	4.6
Total refinery throughput (4)	67,536	100.0	72,360	100.0
Refinery production:
Gasoline	34,100	50.5	36,192	49.7
Diesel/jet	22,682	33.6	26,086	35.9
Asphalt	3,148	4.6	3,278	4.5
Petrochemicals	3,617	5.3	4,810	6.6
Other	4,027	6.0	2,394	3.3
Total refinery production (5)	67,574	100.0	72,760	100.0
Refinery utilization (6)		93.2%		94.5%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended
	March 31,
	2016		2015
	bpd	%	bpd	%
Refinery throughput:
WTI crude	13,797	19.3	30,353	41.7
Gulf Coast sweet crude	49,350	69.1	37,038	50.8
Blendstocks	8,315	11.6	5,478	7.5
Total refinery throughput (4)	71,462	100.0	72,869	100.0
Refinery production:
Gasoline	36,274	49.7	34,527	46.3
Diesel/jet	26,989	37.0	30,690	41.2
Heavy Oils	1,534	2.1	1,334	1.8
Other	8,157	11.2	7,995	10.7
Total refinery production (5)	72,954	100.0	74,546	100.0
Refinery utilization (6)		85.3%		91.1%

(1)
Net sales include intersegment sales to our asphalt and retail segments at prices which approximate wholesale market prices. These intersegment sales are eliminated through consolidation of our financial statements.

(2)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of certain adjustments) attributable to each refinery by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin for the three months ended March 31, 2016 excludes realized and unrealized gains on commodity swaps of $366.
The refinery operating margin for the three months ended March 31, 2015 excludes realized and unrealized gains on commodity swaps of $29,843, as well as a loss of $9,035 related substantially to inventory adjustments, which was not included in cost of sales for either the Big Spring refinery or the Krotz Springs refinery.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$53,499	$50,652
Operating costs and expenses:
Cost of sales (1) (2)	43,865	54,283
Direct operating expenses	5,824	7,879
Selling, general and administrative expenses	3,198	1,776
Depreciation and amortization	1,260	1,145
Total operating costs and expenses	54,147	65,083
Operating loss (5)	$(648)	$(14,431)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	85	65
Non-blended asphalt sales volume (tons in thousands) (4)	29	18
Blended asphalt sales price per ton (3)	$413.78	$487.68
Non-blended asphalt sales price per ton (4)	145.17	390.83
Asphalt margin per ton (5)	84.16	84.76
Capital expenditures	$740	$1,406

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $14,118 and $11,918 for the three months ended March 31, 2016 and 2015, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin for the three months ended March 31, 2015 excludes a loss of $10,666 resulting from a price adjustment related to asphalt inventory. This loss is included in operating loss above.

RETAIL SEGMENT
	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$162,971	$175,985
Operating costs and expenses:
Cost of sales (2)	128,353	139,703
Selling, general and administrative expenses	27,037	26,305
Depreciation and amortization	3,399	3,037
Total operating costs and expenses	158,789	169,045
Gain on disposition of assets	—	50
Operating income	$4,182	$6,990
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	309	293
Retail fuel sales (thousands of gallons)	50,005	46,095
Retail fuel sales (thousands of gallons per site per month)(3)	56	54
Retail fuel margin (cents per gallon) (4)	19.9	23.6
Retail fuel sales price (dollars per gallon) (5)	$1.70	$2.16
Merchandise sales	$77,825	$76,102
Merchandise sales (per site per month) (3)	$84	$87
Merchandise margin (6)	31.5%	33.2%
Capital expenditures	$2,711	$3,316

(1)	Includes excise taxes on sales of $19,525 and $18,056 for the three months ended March 31, 2016 and 2015, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At March 31, 2016, we had 309 retail convenience stores of which 298 sold fuel. At March 31, 2015, we had 293 retail convenience stores of which 282 sold fuel.
The 14 retail convenience stores acquired in August 2015 have been included in the per site key operating statistics only for the period after acquisition.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Sales
Consolidated. Net sales for the three months ended March 31, 2016 were $850.0 million, compared to $1,103.2 million for the three months ended March 31, 2015, a decrease of $253.2 million, or 23.0%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the three months ended March 31, 2016.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $696.6 million for the three months ended March 31, 2016, compared to $959.5 million for the three months ended March 31, 2015, a decrease of $262.9 million, or 27.4%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the three months ended March 31, 2016.
The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2016 decreased $0.45, or 29.6%, to $1.07, compared to $1.52 for the three months ended March 31, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2016 decreased $0.66, or 39.1%, to $1.03, compared to $1.69 for the three months ended March 31, 2015. The average per gallon price of Gulf Coast high sulfur diesel for the three months ended March 31, 2016 decreased $0.64, or 41.3%, to $0.91, compared to $1.55 for the three months ended March 31, 2015.
Combined refinery average throughput for the three months ended March 31, 2016 was 138,998 bpd, consisting of 67,536 bpd at the Big Spring refinery and 71,462 bpd at the Krotz Springs refinery, compared to a combined refinery average throughput of 145,229 bpd for the three months ended March 31, 2015, consisting of 72,360 bpd at the Big Spring refinery and 72,869 bpd at the Krotz Springs refinery. The reduced throughput at our Big Spring refinery was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016.
Asphalt Segment. Net sales for our asphalt segment were $53.5 million for the three months ended March 31, 2016, compared to $50.7 million for the three months ended March 31, 2015, an increase of $2.8 million, or 5.5%. This increase was primarily due to higher asphalt sales as part of the supply and offtake arrangement of $2.2 million and increased asphalt sales volumes, partially offset by lower asphalt sales prices for the three months ended March 31, 2016.
Retail Segment. Net sales for our retail segment were $163.0 million for the three months ended March 31, 2016, compared to $176.0 million for the three months ended March 31, 2015, a decrease of $13.0 million, or 7.4%. This decrease was primarily due to lower retail fuel sales prices, partially offset by increased same-store retail fuel sales volumes as well as increased volumes related to the 14 stores acquired in 2015 for the three months ended March 31, 2016. The retail fuel sales price decreased 21.3% to $1.70 per gallon for the three months ended March 31, 2016 from $2.16 per gallon for the three months ended March 31, 2015. Retail fuel sales volume increased 8.5% to 50.0 million gallons for the three months ended March 31, 2016 from 46.1 million gallons for the three months ended March 31, 2015.
Cost of Sales
Consolidated. Cost of sales for the three months ended March 31, 2016 were $735.1 million, compared to $894.5 million for the three months ended March 31, 2015, a decrease of $159.4 million, or 17.8%. This decrease was primarily due to lower crude oil prices, lower refinery throughput and lower retail fuel costs, partially offset by higher asphalt sales volumes for the three months ended March 31, 2016.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $626.0 million for the three months ended March 31, 2016, compared to $783.4 million for the three months ended March 31, 2015, a decrease of $157.4 million, or 20.1%. This decrease was primarily due to lower crude oil prices and lower refinery throughput for the three months ended March 31, 2016. The average price of WTI Cushing decreased 31.3% to $33.30 per barrel for the three months ended March 31, 2016 from $48.48 per barrel for the three months ended March 31, 2015.
Asphalt Segment. Cost of sales for our asphalt segment were $43.9 million for the three months ended March 31, 2016, compared to $54.3 million for the three months ended March 31, 2015, a decrease of $10.4 million, or 19.2%. This decrease was primarily due to lower cost of purchased asphalt, partially offset by higher asphalt sales volumes and higher asphalt purchases as part of the supply and offtake arrangement of $2.2 million during the three months ended March 31, 2016.
Retail Segment. Cost of sales for our retail segment were $128.4 million for the three months ended March 31, 2016, compared to $139.7 million for the three months ended March 31, 2015, a decrease of $11.3 million, or 8.1%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes during the three months ended March 31, 2016.

Direct Operating Expenses
Consolidated. Direct operating expenses were $68.6 million for the three months ended March 31, 2016, compared to $64.2 million for the three months ended March 31, 2015, an increase of $4.4 million, or 6.9%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended March 31, 2016 were $62.8 million, compared to $56.3 million for the three months ended March 31, 2015, an increase of $6.5 million, or 11.5%. This increase was primarily due to the consolidation of AltAir in our consolidated statements of operations and higher maintenance costs, partially offset by lower utility costs during the three months ended March 31, 2016.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2016 were $5.8 million, compared to $7.9 million for the three months ended March 31, 2015, a decrease of $2.1 million, or 26.6%. This decrease was due to lower fixed operating costs during the three months ended March 31, 2016 as a result of realignment of our asphalt operations during 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended March 31, 2016 were $48.7 million, compared to $45.6 million for the three months ended March 31, 2015, an increase of $3.1 million, or 6.8%. This increase was primarily due to increased employee retention costs for the three months ended March 31, 2016.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended March 31, 2016 were $18.3 million, compared to $17.3 million for the three months ended March 31, 2015, an increase of $1.0 million, or 5.8%. This increase was primarily due to employee retention costs for the three months ended March 31, 2016.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2016 were $3.2 million, compared to $1.8 million for the three months ended March 31, 2015, an increase of $1.4 million, or 77.8%. This increase was primarily due to higher corporate expense allocated to the asphalt segment for the three months ended March 31, 2016.
Retail Segment. SG&A expenses for our retail segment for the three months ended March 31, 2016 were $27.0 million, compared to $26.3 million for the three months ended March 31, 2015, an increase of $0.7 million, or 2.7%.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2016 was $34.9 million, compared to $32.0 million for the three months ended March 31, 2015, an increase of $2.9 million, or 9.1%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended March 31, 2016 resulting from the completion of the planned major turnaround at the Krotz Springs refinery during the fourth quarter of 2015.
Operating Income (Loss)
Consolidated. Operating loss for the three months ended March 31, 2016 was $39.4 million, compared to operating income of $67.6 million for the three months ended March 31, 2015, a decrease of $107.0 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput, lower retail fuel and merchandise margins and the impacts of commodity swaps during the three months ended March 31, 2016.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $42.4 million for the three months ended March 31, 2016, compared to operating income of $75.6 million for the three months ended March 31, 2015, a decrease of $118.0 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput and the impacts of commodity swaps. We had realized and unrealized gains on commodity swaps of $0.4 million for the three months ended March 31, 2016, compared to $29.8 million for the three months ended March 31, 2015.
Refinery operating margin at the Big Spring refinery was $7.77 per barrel for the three months ended March 31, 2016, compared to $13.80 per barrel for the three months ended March 31, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of both the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads, partially offset by the cost of crude benefit from the market moving further into contango during the three months ended March 31, 2016. The average Gulf Coast 3/2/1 crack spread decreased to $11.24 per barrel for the three months ended March 31, 2016, compared to $17.74 per barrel for the three months ended March 31, 2015. The average WTI Cushing to WTI Midland spread narrowed to $(0.13) per barrel for the three months ended March 31, 2016, compared to $1.95 per barrel for the three months ended March 31, 2015. The average WTI Cushing to WTS spread narrowed to $(0.10) per barrel for the three months ended March 31, 2016, compared to $1.76 per barrel for the three months ended March 31, 2015. The average Brent to WTI Cushing spread narrowed to $0.49 per barrel for the three months ended March 31, 2016, compared to $5.44 per barrel for the three months ended March 31, 2015. The contango environment for the three months ended March 31, 2016 created an average cost of crude benefit of $1.83 per barrel compared to an average cost of crude benefit of $0.65 per barrel for the three months ended March 31, 2015.
Refinery operating margin at the Krotz Springs refinery was $1.59 per barrel for the three months ended March 31, 2016, compared to $9.52 per barrel for the three months ended March 31, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread and a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads, partially offset by the cost of crude benefit from the market moving further into contango during the three months ended March 31, 2016. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2016 was $6.74 per barrel, compared to $13.41 per barrel for the three months ended March 31, 2015. The average LLS to WTI Cushing spread narrowed to $1.60 per barrel for the three months ended March 31, 2016, compared to $2.64 per barrel for the three months ended March 31, 2015. The average Brent to LLS spread narrowed to $(0.89) per barrel for the three months ended March 31, 2016, compared to $0.84 per barrel for the three months ended March 31, 2015.
Asphalt Segment. Operating loss for our asphalt segment was $0.6 million for the three months ended March 31, 2016, compared to $14.4 million for the three months ended March 31, 2015, a decrease in loss of $13.8 million. This decrease in loss was primarily due to higher asphalt sales volumes and lower direct operating expenses for the three months ended March 31, 2016. Operating loss for the three months ended March 31, 2015 included a loss of $10.7 million resulting from a price adjustment related to asphalt inventory. Asphalt margins for the three months ended March 31, 2016 were $84.16 per ton compared to $84.76 per ton for the three months ended March 31, 2015.
Retail Segment. Operating income for our retail segment was $4.2 million for the three months ended March 31, 2016, compared to $7.0 million for the three months ended March 31, 2015, a decrease of $2.8 million, or 40.0%. This decrease was primarily due to lower retail fuel margins and lower merchandise margins. Retail fuel margins were 19.9 cents per gallon for the three months ended March 31, 2016 compared to 23.6 cents per gallon for the three months ended March 31, 2015. Merchandise margins were 31.5% for the three months ended March 31, 2016 compared to 33.2% for the three months ended March 31, 2015.
Interest Expense
Interest expense was $18.3 million for the three months ended March 31, 2016, compared to $21.0 million for the three months ended March 31, 2015, a decrease of $2.7 million, or 12.9%. The decrease in interest expense for the three months ended March 31, 2016 was primarily due to the effect of crude oil prices moving further into contango in 2016 on our supply and offtake agreements.
Income Tax Expense (Benefit)
Income tax benefit was $21.2 million for the three months ended March 31, 2016, compared to income tax expense of $12.0 million for the three months ended March 31, 2015. Income tax expense decreased as a result of having a pre-tax loss for the three months ended March 31, 2016 compared to having pre-tax income for the three months ended March 31, 2015. Our effective tax rate was 37.1% for the three months ended March 31, 2016, compared to an effective tax rate of 26.0% for the three months ended March 31, 2015. The lower effective tax rate for the three months ended March 31, 2015 was a result of a benefit received from domestic production activity deduction associated with taxable income as well as the impact of the non-controlling interest’s share of Partnership taxable income.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest primarily consists of the proportional share of the Partnership’s income (loss) attributable to the limited partner interests held by the public. Net loss attributable to non-controlling interest was $0.5 million for the three months ended March 31, 2016, compared to net income attributable to non-controlling interest of $7.1 million for the three months ended March 31, 2015, a decrease of $7.6 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $35.5 million for the three months ended March 31, 2016, compared to net income available to stockholders of $26.9 million for the three months ended March 31, 2015, a decrease of $62.4 million. This decrease was attributable to the factors discussed above.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facilities, inventory supply and offtake arrangements and other sources of credit lines.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(29,351)	$(19,221)
Investing activities	(47,017)	(11,613)
Financing activities	35,624	6,338
Net decrease in cash and cash equivalents	$(40,744)	$(24,496)
Cash Flows Used In Operating Activities
Net cash used in operating activities was $29.4 million during the three months ended March 31, 2016, compared to $19.2 million during the three months ended March 31, 2015. The increase in cash flows used in operations of $10.2 million was primarily attributable to reduced net income (loss) after adjusting for non-cash items of $53.3 million, increased cash used for inventories of $16.6 million, increased cash used for prepaid expenses and other current assets of $4.0 million, reduced cash collected on receivables of $13.0 million and higher cash used for other non-current liabilities of $4.5 million. These changes were partially offset by reduced cash used for accounts payable and accrued liabilities of $79.2 million and reduced cash used for other assets of $2.0 million during the three months ended March 31, 2016.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $47.0 million during the three months ended March 31, 2016, compared to $11.6 million during the three months ended March 31, 2015. The increase in cash flows used in investing activities of $35.4 million was primarily attributable to higher cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $27.0 million and cash used to acquire a controlling interest in AltAir of $7.9 million during the three months ended March 31, 2016.
Cash Flows Provided By Financing Activities
Net cash provided by financing activities was $35.6 million during the three months ended March 31, 2016, compared to $6.3 million during the three months ended March 31, 2015. The increase in cash flows provided by financing activities of $29.3 million was primarily attributable to lower repayments of $10.0 million on our revolving credit facilities, reduced payments to shareholders and non-controlling interests of $3.5 million and increased cash received on our inventory agreement transactions of $16.2 million during the three months ended March 31, 2016.

Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have a credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At March 31, 2016 and December 31, 2015, we had letters of credit outstanding under this facility of $37.6 million and $60.6 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $55.0 million and $55.0 million and letters of credit outstanding of $53.2 million and $48.6 million under this facility at March 31, 2016 and December 31, 2015, respectively.
Convertible Senior Notes. The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2016, the conversion rate was adjusted to 70.839 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $14.12 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $14.12 per share and the strike price of the warrants was adjusted to $19.18 per share. Upon a potential change of control, we may have to settle the value of the warrants in accordance with the indenture. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of March 31, 2016, there have been no conversions of the Convertible Notes.
In May 2015, Delek acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. Delek agreed to a one-year standstill provision limiting Delek’s ability to acquire greater than 49.99% of our outstanding common stock, with additional ownership above this threshold subject to the approval of Alon’s independent directors. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to render a make-whole payment to holders of our Convertible Notes, assuming full conversion of the Convertible Notes. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $15.0 million as of March 31, 2016. Based on our share price as of March 31, 2016, we would not have to render a make-whole payment as our share price was below the minimum share price per the make-whole provision in the indenture.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure projection for 2016 is $90.0 million, which includes $29.1 million for the alkylation unit at our Krotz Springs refinery, expenditures for catalysts and turnarounds and approximately $10.2 million of special regulatory projects. Approximately $19.0 million has been spent during the three months ended March 31, 2016, which excludes approximately $21.0 million of payments during 2016 for expenditures incurred during 2015.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2015.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2016, the market value of refined products, asphalt and blendstock inventories was lower than LIFO costs by $0.3 million. At March 31, 2016, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $18.7 million.
As of March 31, 2016, we held 0.5 million barrels of refined products, asphalt and blendstock and 1.1 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, we would have recorded a lower of cost or market adjustment of $0.5 million to write-down the value of our inventory to market value, with an offsetting charge to cost of sales. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have still exceeded LIFO costs, net of the fair value hedged item, by $17.6 million, requiring no inventory adjustment to be made.
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

The following table provides information about our commodity derivative contracts as of March 31, 2016:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	324,151	$39.74	$—	$12,881	$13,085	$204
Forwards-short (Crude)	(51,030)	—	37.96	(1,937)	(1,953)	(16)
Forwards-long (Gasoline)	281,015	57.72	—	16,220	16,456	236
Forwards-short (Gasoline)	(290,917)	—	54.79	(15,939)	(16,367)	(428)
Forwards-long (Distillate)	119,836	44.74	—	5,362	5,648	286
Forwards-short (Distillate)	(112,673)	—	47.23	(5,321)	(5,409)	(88)
Forwards-long (Jet)	22,983	44.91	—	1,032	1,050	18
Forwards-short (Jet)	(58,366)	—	45.86	(2,677)	(2,751)	(74)
Forwards-short (Slurry)	(4,413)	—	20.60	(91)	(94)	(3)
Forwards-long (Catfeed)	93,886	50.86	—	4,775	4,926	151
Forwards-short (Catfeed)	(21,103)	—	50.86	(1,073)	(1,107)	(34)
Forwards-long (Slop)	22,171	27.96	—	620	660	40
Forwards-short (Slop)	(20,239)	—	30.28	(613)	(649)	(36)
Forwards-short (Propane)	(5,000)	—	18.02	(90)	(93)	(3)
Forwards-long (Butane)	73,375	22.92	—	1,682	1,631	(51)
Forwards-short (Asphalt)	(174,779)	—	36.44	(6,368)	(6,684)	(316)
Futures-long (Crude)	200,000	38.61	—	7,721	7,668	(53)
Futures-short (Crude)	(165,000)	—	37.98	(6,267)	(6,326)	(59)
Futures-long (Gasoline)	258,000	61.34	—	15,826	15,676	(150)
Futures-short (Gasoline)	(265,000)	—	60.06	(15,915)	(16,102)	(187)
Futures-long (Distillate)	96,000	49.71	—	4,772	4,780	8
Futures-short (Distillate)	(24,000)	—	47.82	(1,148)	(1,195)	(47)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps long (LLS-WTI)	810,000	$8.04	$1.73	$6,510	$1,402	$(5,108)
Futures-swaps short (WTI-Brent)	(2,970,000)	10.54	0.56	(31,289)	(1,657)	29,632
Futures-swaps long (WTI-Brent)	2,970,000	4.95	0.56	14,715	1,657	(13,058)
Interest Rate Risk
As of March 31, 2016, $429.0 million, excluding discounts and issuance costs, of our outstanding debt was subject to floating interest rates, of which $241.9 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of March 31, 2016, we had interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately $78.9 million of the outstanding principal of the term loans within the retail credit agreement.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $1.5 million per year.

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
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	May 6, 2016	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)