Form 10-Q
period 2016-06-30
Alon USA Energy, Inc.
filed 2016-08-02
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 25, 2016, was 71,411,430.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,853	$234,127
Accounts and other receivables, net	164,052	119,171
Income tax receivable	241	3,741
Inventories	126,817	105,515
Deferred income tax asset	39,097	13,786
Prepaid expenses and other current assets	34,189	28,275
Total current assets	570,249	504,615
Equity method investments	32,196	42,811
Property, plant and equipment, net	1,400,064	1,380,202
Goodwill	62,885	62,885
Other assets, net	180,070	185,625
Total assets	$2,245,464	$2,176,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$411,743	$315,721
Accrued liabilities	103,093	93,780
Current portion of long-term debt	16,408	16,420
Total current liabilities	531,244	425,921
Other non-current liabilities	175,372	165,935
Long-term debt	535,856	539,542
Deferred income tax liability	376,085	380,580
Total liabilities	1,618,557	1,511,978
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.01, 150,000,000 shares authorized; 71,163,098 and 70,960,461 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	712	710
Additional paid-in capital	529,674	526,035
Accumulated other comprehensive loss, net of tax	(29,583)	(28,808)
Retained earnings	64,139	141,201
Total stockholders’ equity	564,942	639,138
Non-controlling interest in subsidiaries	61,965	25,022
Total equity	626,907	664,160
Total liabilities and equity	$2,245,464	$2,176,138

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales (1)	$1,008,388	$1,301,341	$1,858,361	$2,404,581
Operating costs and expenses:
Cost of sales	871,394	1,069,931	1,606,538	1,964,419
Direct operating expenses	63,182	62,856	131,799	127,061
Selling, general and administrative expenses	51,644	49,193	100,345	94,789
Depreciation and amortization	36,985	31,267	71,847	63,229
Total operating costs and expenses	1,023,205	1,213,247	1,910,529	2,249,498
Gain (loss) on disposition of assets	6	—	(2,082)	572
Operating income (loss)	(14,811)	88,094	(54,250)	155,655
Interest expense	(18,799)	(18,217)	(37,106)	(39,254)
Equity earnings of investees	4,305	1,828	4,683	1,274
Other income, net	146	13	218	59
Income (loss) before income tax expense (benefit)	(29,159)	71,718	(86,455)	117,734
Income tax expense (benefit)	(8,529)	23,856	(29,765)	35,817
Net income (loss)	(20,630)	47,862	(56,690)	81,917
Net income (loss) attributable to non-controlling interest	(260)	11,452	(783)	18,568
Net income (loss) available to stockholders	$(20,370)	$36,410	$(55,907)	$63,349
Earnings (loss) per share, basic	$(0.29)	$0.52	$(0.80)	$0.91
Weighted average shares outstanding, basic (in thousands)	70,493	69,684	70,318	69,584
Earnings (loss) per share, diluted	$(0.29)	$0.50	$(0.80)	$0.87
Weighted average shares outstanding, diluted (in thousands)	70,493	72,501	70,318	72,395
Cash dividends per share	$0.15	$0.15	$0.30	$0.25
___________

(1)	Includes excise taxes on sales by the retail segment of $19,864 and $19,369 for the three months and $39,389 and $37,425 for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(20,630)	$47,862	$(56,690)	$81,917
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	(400)	89	(1,521)	(841)
Loss reclassified to earnings - interest expense	228	97	298	112
Net gain (loss), before tax	(172)	186	(1,223)	(729)
Income tax expense (benefit)	(64)	69	(447)	(270)
Net gain (loss), net of tax	(108)	117	(776)	(459)
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	—	—	—	6,070
Amortization of unrealized gain on de-designated cash flow hedges - cost of sales	—	(9,955)	—	(17,937)
Net loss, before tax	—	(9,955)	—	(11,867)
Income tax benefit	—	(3,683)	—	(4,391)
Net loss, net of tax	—	(6,272)	—	(7,476)
Total other comprehensive loss, net of tax	(108)	(6,155)	(776)	(7,935)
Comprehensive income (loss)	(20,738)	41,707	(57,466)	73,982
Comprehensive income (loss) attributable to non-controlling interest	(257)	11,291	(784)	18,307
Comprehensive income (loss) attributable to stockholders	$(20,481)	$30,416	$(56,682)	$55,675

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(56,690)	$81,917
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	71,847	63,229
Stock compensation	5,001	3,767
Deferred income taxes	(29,764)	(7,451)
Equity earnings of investees, net of dividends	(4,533)	(1,274)
Amortization of debt issuance costs	1,594	1,667
Amortization of original issuance discount	3,343	3,070
(Gain) loss on disposition of assets	2,082	(572)
Unrealized (gain) loss on commodity swaps	7,144	(7,925)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(45,014)	(9,264)
Income tax receivable	3,500	9,196
Inventories	(18,286)	5,436
Prepaid expenses and other current assets	(5,914)	1,690
Other assets, net	7,916	(293)
Accounts payable	45,741	(12,424)
Accrued liabilities	8,310	(6,409)
Other non-current liabilities	(8,286)	(8,469)
Net cash provided by (used in) operating activities	(12,009)	115,891
Cash flows from investing activities:
Capital expenditures	(37,230)	(31,051)
Capital expenditures for turnarounds and catalysts	(24,272)	(4,363)
Proceeds from disposition of assets	984	1,469
Acquisition of AltAir	(7,936)	—
Net cash used in investing activities	(68,454)	(33,945)
Cash flows from financing activities:
Dividends paid to stockholders	(21,155)	(17,384)
Dividends paid to non-controlling interest	(244)	(260)
Distributions paid to non-controlling interest in the Partnership	(921)	(16,224)
Inventory agreement transactions	82,724	30,135
Deferred debt issuance costs	—	(1,800)
Revolving credit facilities, net	—	(20,000)
Payments on long-term debt	(8,215)	(7,544)
Net cash provided by (used in) financing activities	52,189	(33,077)
Net increase (decrease) in cash and cash equivalents	(28,274)	48,869
Cash and cash equivalents, beginning of period	234,127	214,961
Cash and cash equivalents, end of period	$205,853	$263,830
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$33,312	$35,660
Cash paid (refunds received) for income tax	$(1,808)	$17,853

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2016.
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
In June 2016, the FASB issued an accounting standard update requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2019. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.

(2)	AltAir Acquisition
On March 1, 2016, we acquired control of Altair Paramount, LLC (“AltAir”) which initially provides for us to receive approximately 77% of earnings and distributions of the entity. We increased our original 32% ownership and obtained control of AltAir after certain operational milestones were achieved. We contributed to AltAir total cash in the amount of $27,058.
AltAir is a renewable fuels project which began operations in February 2016. The project converts approximately 2,500 barrels per day of tallow and other feedstocks into renewable biofuels, which are replacements for petroleum-based fuel. AltAir generates environmental credits in the form of renewable identification numbers, low-carbon fuels standards credits and blender’s fuel tax credits.
Acquisitions achieved in stages require that in the period the acquiring company achieves control, that it recognize 100% of the fair value of the net assets at that time. Additionally, the existing equity interests of the company and of non-controlling interest are required to be recorded at fair value. The fair value of AltAir was estimated by applying the market approach. Based on our analysis at March 1, 2016, there was no gain recorded for the revaluation of our previous equity interests. The fair value of the assets and liabilities recorded into our consolidated financial statements are as follows:

Current assets	$11,897
Other assets	7,704
Property, plant and equipment	49,612
Current liabilities	(5,408)
Fair value of net assets assumed	63,805
Non-controlling interest	(38,851)
$24,954
Beginning March 1, 2016, we have consolidated AltAir as part of our refining and marketing segment in our consolidated financial statements. Our consolidated statements of operations include AltAir revenues of $22,770 and $50,673 and operating income (loss) of $(249) and $6,920 for the three and six months ended June 30, 2016, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(3)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. The limited partner interests of the Partnership are represented as common units outstanding. As of June 30, 2016, the 11,520,220 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Partnership, which is a non-economic interest.
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
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Amount Per Unit	Total Distribution Amount	Distributions Paid to Non-Controlling Interest
First Quarter 2016	$—	$0.08	$5,001	$921
Second Quarter 2016	0.14	—	—	—
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
We sell motor fuels under the Alon brand through various terminals to supply 634 Alon branded retail sites, including our retail segment convenience stores. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.

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
(c)Retail Segment
Our retail segment operates 306 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven brand name. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
(d)Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
Segment data for the three and six month periods ended June 30, 2016 and 2015 is presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended June 30, 2016
Net sales to external customers	$753,029	$68,097	$187,262	$—	$1,008,388
Intersegment sales (purchases)	76,884	(3,237)	(73,647)	—	—
Depreciation and amortization	31,514	1,261	3,350	860	36,985
Operating income (loss)	(23,759)	5,194	4,797	(1,043)	(14,811)
Turnarounds, catalysts and capital expenditures	19,222	335	1,200	689	21,446

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended June 30, 2015
Net sales to external customers	$1,024,807	$69,900	$206,634	$—	$1,301,341
Intersegment sales (purchases)	101,233	(7,925)	(93,308)	—	—
Depreciation and amortization	26,692	1,207	2,943	425	31,267
Operating income (loss)	83,581	(1,723)	6,837	(601)	88,094
Turnarounds, catalysts and capital expenditures	14,500	238	6,202	1,392	22,332

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Six Months Ended June 30, 2016
Net sales to external customers	$1,386,532	$121,596	$350,233	$—	$1,858,361
Intersegment sales (purchases)	139,994	(8,685)	(131,309)	—	—
Depreciation and amortization	61,298	2,521	6,749	1,279	71,847
Operating income (loss)	(66,122)	4,546	8,979	(1,653)	(54,250)
Turnarounds, catalysts and capital expenditures	54,391	1,075	3,911	2,125	61,502

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Six Months Ended June 30, 2015
Net sales to external customers	$1,901,410	$120,552	$382,619	$—	$2,404,581
Intersegment sales (purchases)	184,122	(18,856)	(165,266)	—	—
Depreciation and amortization	54,003	2,352	5,980	894	63,229
Operating income (loss)	159,228	(16,154)	13,827	(1,246)	155,655
Turnarounds, catalysts and capital expenditures	21,239	1,644	9,518	3,013	35,414
Total assets by reportable segment consisted of the following:

	June 30, 2016	December 31, 2015
Refining and marketing	$1,869,095	$1,822,924
Asphalt	118,940	106,015
Retail	237,630	231,078
Corporate	19,799	16,121
Total assets	$2,245,464	$2,176,138
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Assets:
Commodity contracts (swaps)	$—	$7,655	$—	$7,655
Fair value hedges of consigned inventory	—	21,456	—	21,456
Liabilities:
Commodity contracts (futures and forwards)	918	—	—	918
Interest rate swaps	—	3,399	—	3,399

As of December 31, 2015
Assets:
Commodity contracts (swaps)	$—	$14,799	$—	$14,799
Fair value hedges of consigned inventory	—	33,797	—	33,797
Liabilities:
Commodity contracts (futures and forwards)	592	—	—	592
Interest rate swaps	—	2,176	—	2,176

(6)	Derivative Financial Instruments
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
We also have economic hedges in the form of swap contracts that fix price differentials between different types of crude oil and refined products that we use or produce at our refineries. At June 30, 2016, these swap contracts had aggregate volumes of 4,500 thousand barrels of crude oil with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 8 that have been accounted for as fair value hedges, which had purchase volumes of 539 thousand barrels of crude oil as of June 30, 2016.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Commodity Derivatives. As of June 30, 2016, we did not have any commodity swap contracts accounted for as cash flow hedges. During the first quarter of 2015, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. Consequently, hedge accounting was discontinued for these commodity swap contracts and the related unrealized gains in other comprehensive income (“OCI”) were recorded into earnings as the underlying transactions occurred. During the three and six months ended June 30, 2015, we reclassified gains of $9,955 and $17,937, respectively, from OCI into cost of sales related to these de-designated cash flow hedges.
Related to commodity swap cash flow hedges in OCI, we recognized unrealized losses of $0 and $9,955 for the three months ended and $0 and $11,867 for the six months ended June 30, 2016 and 2015, respectively.
Interest Rate Derivatives. We have interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the retail credit agreement. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. As of June 30, 2016, the outstanding principal of these term loans was $101,933. The interest rate swaps lock in an average fixed interest rate of 1.69% through the remainder of 2016; 2.22% in 2017; 2.89% in 2018 and 3.06% in 2019.
Related to interest rate swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $(172) and $186 for the three months ended and $(1,223) and $(729) for the six months ended June 30, 2016 and 2015, respectively.
For the three and six months ended June 30, 2016 and 2015, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of June 30, 2016, we have unrealized losses of $3,399 classified in OCI related to cash flow hedges. Assuming interest rates remain unchanged, unrealized losses of $1,026 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of June 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,304	Accrued liabilities	$2,222
Commodity contracts (swaps)	Accounts receivable	7,655		—
Total derivatives not designated as hedging instruments		8,959		2,222

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$3,399
Fair value hedges of consigned inventory	Other assets	21,456		—
Total derivatives designated as hedging instruments		21,456		3,399
Total derivatives		$30,415		$5,621

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
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2016
Interest rate swaps	$(172)	Interest expense	$(228)		$—
Total derivatives	$(172)		$(228)		$—

For the Three Months Ended June 30, 2015
Commodity contracts (swaps)	$(9,955)	Cost of sales	$9,955		$—
Interest rate swaps	186	Interest expense	(97)		—
Total derivatives	$(9,769)		$9,858		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2016
Interest rate swaps	$(1,223)	Interest expense	$(298)		$—
Total derivatives	$(1,223)		$(298)		$—

For the Six Months Ended June 30, 2015
Commodity contracts (swaps)	$(11,867)	Cost of sales	$17,937		$—
Interest rate swaps	(729)	Interest expense	(112)		—
Total derivatives	$(12,596)		$17,825		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives in fair value hedging relationships:

		Loss Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2016	2015	2016	2015
Fair value hedges of consigned inventory (1)	Interest expense	$(11,126)	$(10,578)	$(12,341)	$(4,790)
Total derivatives		$(11,126)	$(10,578)	$(12,341)	$(4,790)
________________

(1)	Changes in the fair value hedges are substantially offset in earnings by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2016	2015	2016	2015
Commodity contracts (futures and forwards)	Cost of sales	$1,207	$1,688	$6,420	$(3,670)
Commodity contracts (swaps)	Cost of sales	95	(2,443)	461	19,418
Total derivatives		$1,302	$(755)	$6,881	$15,748

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
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$1,991	$(687)	$1,304	$(1,304)	$—	$—
Commodity contracts (swaps)	19,147	(11,492)	7,655	—	—	7,655
Fair value hedges of consigned inventory	21,456	—	21,456	—	—	21,456
Derivative Liabilities:
Commodity contracts (futures and forwards)	$2,909	$(687)	$2,222	$(1,304)	$—	$918
Commodity contracts (swaps)	11,492	(11,492)	—	—	—	—
Interest rate swaps	3,399	—	3,399	—	—	3,399

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,112	$(820)	$292	$(292)	$—	$—
Commodity contracts (swaps)	39,739	(24,940)	14,799	—	—	14,799
Interest rate swaps	30	(30)	—	—	—	—
Fair value hedges of consigned inventory	33,797	—	33,797	—	—	33,797
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,704	$(820)	$884	$(292)	$—	$592
Commodity contracts (swaps)	24,940	(24,940)	—	—	—	—
Interest rate swaps	2,206	(30)	2,176	—	—	2,176
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
The cost of meeting our obligations under these compliance programs (exclusive of benefit generated from AltAir operations) was $9,136 and $10,394 for the three months ended and $20,347 and $23,090 for the six months ended June 30, 2016 and 2015, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Inventories
Carrying value of inventories consisted of the following:

	June 30, 2016	December 31, 2015
Crude oil, refined products, asphalt and blendstocks	$54,897	$42,123
Crude oil consignment inventory (Note 8)	10,345	2,928
Materials and supplies	28,203	26,940
Store merchandise	28,053	28,475
Store fuel	5,319	5,049
Total inventories	$126,817	$105,515
The market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $4,064 at June 30, 2016 and was lower than LIFO costs by $836 at December 31, 2015. The market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $16,226 and $18,521 at June 30, 2016 and December 31, 2015, respectively.

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
At June 30, 2016 and December 31, 2015, we had net current payables of $13,351 and net current receivables of $8,385, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At June 30, 2016 and December 31, 2015, we had non-current liabilities for the original financing of $25,217 and $23,771, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $839 and $328 at June 30, 2016 and December 31, 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(9)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015
Refining facilities (1)	$1,983,828	$1,915,924
Pipelines and terminals	43,538	43,443
Retail	213,829	209,921
Other	25,435	23,377
Property, plant and equipment, gross	2,266,630	2,192,665
Accumulated depreciation	(866,566)	(812,463)
Property, plant and equipment, net	$1,400,064	$1,380,202
________________

(1)	Includes the property, plant and equipment of AltAir (Note 2).

(10)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2016	December 31, 2015
Deferred turnaround and catalyst cost	$86,689	$87,469
Environmental receivables (Note 17)	2,374	2,648
Intangible assets, net	19,233	14,505
Receivable from supply and offtake agreements (Note 8)	26,179	26,179
Fair value hedges of consigned inventory (Note 8)	21,456	33,797
Other, net	24,139	21,027
Total other assets	$180,070	$185,625

(b)	Accounts Payable
Included in accounts payable was $159,832 and $91,179 related to inventory financing transactions as of June 30, 2016 and December 31, 2015, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2016	December 31, 2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$37,600	$35,375
Employee costs	21,581	25,202
Commodity contracts	2,222	884
Accrued finance charges	1,718	1,789
Environmental accrual (Note 17)	7,880	7,880
Other	32,092	22,650
Total accrued liabilities	$103,093	$93,780

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$50,862	$49,054
Environmental accrual (Note 17)	38,788	38,482
Asset retirement obligations	11,212	10,906
Consignment inventory obligations (Note 8)	46,673	57,568
Interest rate swaps	3,399	2,176
Other	24,438	7,749
Total other non-current liabilities	$175,372	$165,935

(11)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$951	$997	$1,903	$1,993
Interest cost	1,409	1,255	2,818	2,511
Expected return on plan assets	(1,749)	(1,583)	(3,498)	(3,165)
Amortization of net loss	807	840	1,613	1,679
Net periodic benefit cost	$1,418	$1,509	$2,836	$3,018
Our estimated contributions to our pension plans during 2016 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2015. For the six months ended June 30, 2016 and 2015, we contributed $1,181 and $2,175, respectively, to our qualified pension plans.

(12)	Indebtedness
Debt consisted of the following:

	June 30, 2016	December 31, 2015
Term loan credit facilities	$253,256	$256,519
Alon USA, LP Credit Facility	55,000	55,000
Convertible senior notes	133,038	129,623
Retail credit facilities	110,970	114,820
Total debt	552,264	555,962
Less: Current portion	16,408	16,420
Total long-term debt	$535,856	$539,542

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $41,227 and $60,627 at June 30, 2016 and December 31, 2015, respectively.
We had borrowings of $55,000 and $55,000 and letters of credit of $134,350 and $48,590 outstanding under the Alon USA, LP $240,000 revolving credit facility at June 30, 2016 and December 31, 2015, respectively.
(b) Convertible Senior Notes
The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2016, the conversion rate was adjusted to 71.626 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $13.96 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $13.96 per share and the strike price of the warrants was adjusted to $18.97 per share. Upon a potential change of control, we may have to settle the value of the warrants. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of June 30, 2016, there have been no conversions of the Convertible Notes.
In May 2015, Delek US Holdings, Inc. (“Delek”) acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to settle the full principal amount of the Convertible Notes of $150,000 and to render a make-whole payment to holders of our Convertible Notes, assuming full conversion. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $4,000 as of June 30, 2016. Based on our share price as of June 30, 2016, we would not have to render a make-whole payment as our share price was below the minimum share price per the make-whole provision in the indenture.
(c) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At June 30, 2016, we were in compliance with these covenants.

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
Restricted Stock. Non-employee directors are awarded an annual grant of $25 in shares of restricted stock, which vest over a period of three years, assuming continued service at vesting. In May 2016, Alon granted awards of 14,000 restricted shares at a grant date price of $8.93 per share.
In May 2015, we granted an award of 100,000 restricted shares to our CEO and President at a grant date price of $18.82. In May 2016, we granted awards of 158,333 restricted shares to our CEO and President at a grant date price of $7.55 per share. The 2015 award and 100,000 shares of the 2016 award vested in May 2016 while the remaining 58,333 are scheduled to vest in December 2016. In July 2016, it was determined that awards made in 2015 and 2016 exceeded plan limits, and as a result it is expected that an aggregate of 150,000 previously vested shares will be surrendered back to us by our CEO and President and the outstanding award of 58,333 restricted shares will be reduced to 50,000.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table summarizes the restricted share activity from January 1, 2016:

		Weighted Average Grant Date Fair Values
Non-vested Shares	Shares (1)	(per share)
Non-vested at December 31, 2015	905,727	$15.86
Granted	172,333	7.66
Vested	(895,083)	14.62
Forfeited	—	—
Non-vested at June 30, 2016	182,977	$14.23
________________

(1)	These amounts do not reflect the surrendering of shares in July 2016 described above.
Compensation expense for restricted stock awards amounted to $2,553 and $1,515 for the three months ended June 30, 2016 and 2015, respectively, and $4,266 and $2,314 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2016 was $7,485.
Restricted Stock Units. Compensation expense for restricted stock units granted to our CEO and President amounted to $0 for the three months ended June 30, 2016 and 2015 and $0 and $249 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Partnership Restricted Units. Non-employee directors of the Partnership, who are designated by Alon’s directors, are awarded an annual grant of $25 in restricted common units, which vest over a period of three years, assuming continued service at vesting. In May 2016, we granted awards of 7,653 restricted common units at a grant date price of $9.80 per unit. In June 2016, we granted awards of 2,528 restricted common units at a grant date price of $9.89 per unit. Compensation expense for the Partnership’s restricted common unit grants amounted to $18 and $15 for the three months ended June 30, 2016 and 2015, respectively, and $28 and $20 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of June 30, 2016, there was $1,645 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

(14)	Equity (share values in dollars)
Changes to equity during the six months ended June 30, 2016 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$639,138	$25,022	$664,160
Other comprehensive loss	(775)	(1)	(776)
Stock compensation	3,641	(209)	3,432
Acquisition of AltAir	—	39,101	39,101
Distributions to non-controlling interest in the Partnership	—	(921)	(921)
Dividends	(21,155)	(244)	(21,399)
Net loss	(55,907)	(783)	(56,690)
Balance at June 30, 2016	$564,942	$61,965	$626,907

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets, Inc. (“Alon Assets”) whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the six months ended June 30, 2016, 232,694 shares of our common stock were issued in exchange for 1,243.96 shares of Alon Assets. At June 30, 2016, 465,389 shares of our common stock are available to be exchanged for all of the outstanding shares held by the non-controlling interest shareholder of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $310 and $699 for the three months ended June 30, 2016 and 2015, respectively, and $707 and $1,183 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Dividends
Common Stock Dividends. During the six months ended June 30, 2016, we paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share
March 18, 2016	February 26, 2016	$0.15
June 6, 2016	May 19, 2016	0.15

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(1,357)	$(27,451)	$(28,808)
Other comprehensive income before reclassifications	(963)	—	(963)
Amounts reclassified from accumulated other comprehensive loss	188	—	188
Net current-period other comprehensive loss	(775)	—	(775)
Balance at June 30, 2016	$(2,132)	$(27,451)	$(29,583)

(15)	Earnings (Loss) Per Share
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
The calculation of earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2016 and 2015, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) available to stockholders	$(20,370)	$36,410	$(55,907)	$63,349
Less: preferred stock dividends	—	—	—	15
Net income (loss) available to common stockholders	(20,370)	36,410	(55,907)	63,334

Weighted average shares outstanding, basic	70,493	69,684	70,318	69,584
Dilutive common stock equivalents	—	2,817	—	2,811
Weighted average shares outstanding, diluted	70,493	72,501	70,318	72,395
Earnings (loss) per share, basic	$(0.29)	$0.52	$(0.80)	$0.91
Earnings (loss) per share, diluted	$(0.29)	$0.50	$(0.80)	$0.87

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

For the three and six months ended June 30, 2016, we excluded 11 and 25 common stock equivalents, respectively, from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the three and six months ended June 30, 2015, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

(16)	Related Party Transactions
Delek US Holdings, Inc.
In May 2015, Delek completed the purchase of approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased refined products from Delek of $371 and $2,227 for the three months ended June 30, 2016 and 2015, respectively, and $1,537 and $2,400 for the six months ended June 30, 2016 and 2015, respectively.

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
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter is currently scheduled for trial in November 2016. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have accrued environmental remediation obligations of $46,668 ($7,880 current liability and $38,788 non-current liability) at June 30, 2016, and $46,362 ($7,880 current liability and $38,482 non-current liability) at December 31, 2015.
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $623 and $623 and non-current receivables of $2,374 and $2,648 at June 30, 2016 and December 31, 2015, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(18)	Subsequent Events
Dividend Declared
On July 27, 2016, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on September 6, 2016, to holders of record at the close of business on August 19, 2016.
Partnership Distribution
On July 28, 2016, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $8,753, or $0.14 per common unit. The cash distribution will be paid on August 25, 2016 to unitholders of record at the close of business on August 18, 2016. The total cash distribution payable to non-affiliated common unitholders will be approximately $1,613.

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
Refining and Marketing
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana, and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our California refineries have not processed crude oil since 2012 due to the high costs of crude oil relative to product yield and low asphalt demand. We refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. In February 2016, our renewable fuels project, AltAir, began commercial production.
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
We sell motor fuels under the Alon brand through various terminals to supply 634 locations, including our retail segment convenience stores. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress.
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
Second Quarter Operational and Financial Highlights
Operating loss for the second quarter of 2016 was $14.8 million, compared to operating income of $88.1 million for the same period last year. Our operational and financial highlights for the second quarter of 2016 include the following:

•
Combined refinery average throughput for the second quarter of 2016 was 133,413 bpd, compared to a combined refinery average throughput of 152,092 bpd for the second quarter of 2015. The Big Spring refinery average throughput for the second quarter of 2016 was 71,153 bpd, compared to 75,491 bpd for the second quarter of 2015. The Krotz Springs refinery average throughput for the second quarter of 2016 was 62,260 bpd, compared to 76,601 bpd for the second quarter of 2015. The reduced throughput at our Big Spring refinery was the result of unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units. During the second quarter of 2016 we performed maintenance on the fluid catalytic cracking unit at the Krotz Springs refinery, which reduced total throughput for the quarter.

•
Refinery operating margin at the Big Spring refinery was $8.53 per barrel for the second quarter of 2016 compared to $17.22 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of the WTI Cushing to WTI Midland spread, a reduced cost of crude benefit from the contango market in 2016 and the unplanned refinery downtime discussed above, partially offset by a widening of the WTI Cushing to WTS spread.

•
Refinery operating margin at the Krotz Springs refinery was $3.96 per barrel for the second quarter of 2016 compared to $7.95 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads, the premium in LLS compared to Brent, refinery downtime discussed above and a reduced cost of crude benefit from the contango market in 2016.

•
The average Gulf Coast 3/2/1 crack spread was $13.16 per barrel for the second quarter of 2016 compared to $19.71 per barrel for the second quarter of 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the second quarter of 2016 was $7.92 per barrel compared to $10.21 per barrel for the second quarter of 2015.

•
The average WTI Cushing to WTI Midland spread for the second quarter of 2016 was $0.17 per barrel compared to $0.60 per barrel for the same period in 2015. The average WTI Cushing to WTS spread for the second quarter of 2016 was $0.75 per barrel compared to $(0.21) per barrel for the same period in 2015. The average Brent to WTI Cushing spread for the second quarter of 2016 was $(0.18) per barrel compared to $3.66 per barrel for the same period in 2015. The average LLS to WTI Cushing spread for the second quarter of 2016 was $2.04 per barrel compared to $6.28 per barrel for the same period in 2015. The average Brent to LLS spread for the second quarter of 2016 was $(1.64) per barrel compared to $0.32 per barrel for the same period in 2015.

•
The contango environment in the second quarter of 2016 created an average cost of crude benefit of $1.49 per barrel compared to an average cost of crude benefit of $1.90 per barrel for the same period in 2015.

•	Asphalt margins in the second quarter of 2016 were $106.90 per ton compared to $100.92 per ton in the second quarter of 2015.

•
Retail fuel margins increased to 20.8 cents per gallon in the second quarter of 2016 from 20.3 cents per gallon in the second quarter of 2015. Retail fuel sales volume increased to 50.9 million gallons in the second quarter of 2016 from 49.5 million gallons in the second quarter of 2015. Merchandise margins decreased to 31.0% in the second quarter of 2016 from 31.8% in the second quarter of 2015. Merchandise sales decreased to $83.7 million in the second quarter of 2016 from $84.9 million in the second quarter of 2015.

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
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, both our Big Spring and Krotz Springs refineries are influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing will favorably influence both the Big Spring and Krotz Springs refineries’ operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margin.

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
Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2016 and 2015 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Planned Maintenance and Reduced Crude Oil Throughput
During the six months ended June 30, 2016, throughput at the Big Spring refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016, as well as unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
The reduced throughput at the Krotz Springs refinery during the six months ended June 30, 2016 was the result of our election to reduce the crude rate to improve the refinery yield structure, as well as maintenance that was performed on the fluid catalytic cracking unit.
Certain Derivative Impacts
Included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2016 are realized and unrealized gains on commodity swaps of $0.1 million and $0.5 million, respectively, compared to $7.5 million and $37.4 million for the three and six months ended June 30, 2015.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and six months ended June 30, 2016 and 2015. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2015 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,008,388	$1,301,341	$1,858,361	$2,404,581
Operating costs and expenses:
Cost of sales	871,394	1,069,931	1,606,538	1,964,419
Direct operating expenses	63,182	62,856	131,799	127,061
Selling, general and administrative expenses (2)	51,644	49,193	100,345	94,789
Depreciation and amortization (3)	36,985	31,267	71,847	63,229
Total operating costs and expenses	1,023,205	1,213,247	1,910,529	2,249,498
Gain (loss) on disposition of assets	6	—	(2,082)	572
Operating income (loss)	(14,811)	88,094	(54,250)	155,655
Interest expense	(18,799)	(18,217)	(37,106)	(39,254)
Equity earnings of investees	4,305	1,828	4,683	1,274
Other income, net	146	13	218	59
Income (loss) before income tax expense (benefit)	(29,159)	71,718	(86,455)	117,734
Income tax expense (benefit)	(8,529)	23,856	(29,765)	35,817
Net income (loss)	(20,630)	47,862	(56,690)	81,917
Net income (loss) attributable to non-controlling interest	(260)	11,452	(783)	18,568
Net income (loss) available to stockholders	$(20,370)	$36,410	$(55,907)	$63,349
Earnings (loss) per share, basic	$(0.29)	$0.52	$(0.80)	$0.91
Weighted average shares outstanding, basic (in thousands)	70,493	69,684	70,318	69,584
Earnings (loss) per share, diluted	$(0.29)	$0.50	$(0.80)	$0.87
Weighted average shares outstanding, diluted (in thousands)	70,493	72,501	70,318	72,395
Cash dividends per share	$0.15	$0.15	$0.30	$0.25
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$17,342	$135,112	$(12,009)	$115,891
Investing activities	(21,437)	(22,332)	(68,454)	(33,945)
Financing activities	16,565	(39,415)	52,189	(33,077)
OTHER DATA:
Adjusted EBITDA (4)	$26,619	$121,202	$24,580	$219,645
Capital expenditures (5)	13,784	20,302	37,230	31,051
Capital expenditures for turnarounds and catalysts	7,662	2,030	24,272	4,363

	June 30, 2016	December 31, 2015
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$205,853	$234,127
Working capital	39,005	78,694
Total assets	2,245,464	2,176,138
Total debt	552,264	555,962
Total debt less cash and cash equivalents	346,411	321,835
Total equity	626,907	664,160

(1)
Includes excise taxes on sales by the retail segment of $19,864 and $19,369 for the three months ended June 30, 2016 and 2015, respectively, and $39,389 and $37,425 for the six months ended June 30, 2016 and 2015, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $183 and $176 for the three months ended June 30, 2016 and 2015, respectively, and $374 and $352 for the six months ended June 30, 2016 and 2015, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $860 and $425 for the three months ended June 30, 2016 and 2015, respectively, and $1,279 and $894 for the six months ended June 30, 2016 and 2015, respectively, which are not allocated to our three operating segments.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income (loss) available to stockholders	$(20,370)	$36,410	$(55,907)	$63,349
Net income (loss) attributable to non-controlling interest	(260)	11,452	(783)	18,568
Income tax expense (benefit)	(8,529)	23,856	(29,765)	35,817
Interest expense	18,799	18,217	37,106	39,254
Depreciation and amortization	36,985	31,267	71,847	63,229
(Gain) loss on disposition of assets	(6)	—	2,082	(572)
Adjusted EBITDA	$26,619	$121,202	$24,580	$219,645
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $3,811 and $10,478 for the three months ended June 30, 2016 and 2015, respectively, and $7,144 and $(7,925) for the six months ended June 30, 2016 and 2015, respectively, which are included in net income (loss) available to stockholders. Additionally, Adjusted EBITDA does not exclude a loss of $2,003 and $3,284 for the three months ended June 30, 2016 and 2015, respectively, and $2,003 and $13,950 for the six months ended June 30, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory.

(5)
Includes corporate capital expenditures of $689 and $1,392 for the three months ended June 30, 2016 and 2015, respectively, and $2,125 and $3,013 for the six months ended June 30, 2016 and 2015, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$829,913	$1,126,040	$1,526,526	$2,085,532
Operating costs and expenses:
Cost of sales	746,324	940,861	1,372,360	1,724,252
Direct operating expenses	56,913	55,966	119,706	112,292
Selling, general and administrative expenses	18,930	18,940	37,205	36,279
Depreciation and amortization	31,514	26,692	61,298	54,003
Total operating costs and expenses	853,681	1,042,459	1,590,569	1,926,826
Gain (loss) on disposition of assets	9	—	(2,079)	522
Operating income (loss)	$(23,759)	$83,581	$(66,122)	$159,228
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$8.53	$17.22	$8.16	$15.56
Refinery operating margin – Krotz Springs (2)	3.96	7.95	2.69	8.71
Refinery direct operating expense – Big Spring (3)	3.59	3.54	3.83	3.56
Refinery direct operating expense – Krotz Springs (3)	4.10	3.49	3.96	3.64
Capital expenditures	$11,560	$12,470	$30,119	$16,876
Capital expenditures for turnarounds and catalysts	7,662	2,030	24,272	4,363
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$13.16	$19.71	$12.20	$18.73
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$7.92	$10.21	$7.33	$11.79
WTI Cushing crude oil (per barrel)	$45.48	$57.86	$39.39	$53.20
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.17	$0.60	$0.02	$1.27
WTI Cushing less WTS	0.75	(0.21)	0.32	0.76
LLS less WTI Cushing	2.04	6.28	1.82	4.48
Brent less LLS	(1.64)	0.32	(1.26)	0.57
Brent less WTI Cushing	(0.18)	3.66	0.15	4.54
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.42	$1.86	$1.25	$1.69
Gulf Coast ultra-low sulfur diesel	1.34	1.83	1.19	1.76
Gulf Coast high sulfur diesel	1.22	1.68	1.06	1.62
Natural gas (per MMBtu)	2.25	2.74	2.12	2.77

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	25,698	36.1	29,605	39.2	31,126	44.9	37,193	50.3
WTI crude	43,040	60.5	43,659	57.8	35,400	51.0	33,952	45.9
Blendstocks	2,415	3.4	2,227	3.0	2,819	4.1	2,789	3.8
Total refinery throughput (4)	71,153	100.0	75,491	100.0	69,345	100.0	73,934	100.0
Refinery production:
Gasoline	33,744	47.6	37,755	49.8	33,922	49.0	36,978	49.8
Diesel/jet	26,627	37.6	28,052	37.0	24,655	35.6	27,074	36.5
Asphalt	2,572	3.6	2,479	3.3	2,860	4.2	2,876	3.9
Petrochemicals	3,354	4.7	4,915	6.5	3,485	5.0	4,863	6.5
Other	4,569	6.5	2,537	3.4	4,298	6.2	2,466	3.3
Total refinery production (5)	70,866	100.0	75,738	100.0	69,220	100.0	74,257	100.0
Refinery utilization (6)		94.2%		100.4%		93.7%		97.5%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	15,921	25.5	29,429	38.4	14,859	22.2	29,888	40.0
Gulf Coast sweet crude	42,624	68.5	45,069	58.8	45,987	68.8	41,076	55.0
Blendstocks	3,715	6.0	2,103	2.8	6,015	9.0	3,781	5.0
Total refinery throughput (4)	62,260	100.0	76,601	100.0	66,861	100.0	74,745	100.0
Refinery production:
Gasoline	31,112	49.0	35,511	45.4	33,693	49.4	35,021	45.8
Diesel/jet	24,201	38.1	32,496	41.5	25,595	37.5	31,599	41.4
Heavy Oils	959	1.5	1,378	1.8	1,246	1.8	1,356	1.8
Other	7,226	11.4	8,838	11.3	7,692	11.3	8,419	11.0
Total refinery production (5)	63,498	100.0	78,223	100.0	68,226	100.0	76,395	100.0
Refinery utilization (6)		79.1%		100.7%		82.2%		95.9%

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

The refinery operating margin for the three and six months ended June 30, 2016 excludes realized and unrealized gains on commodity swaps of $96 and $461, respectively.
The refinery operating margin for the three and six months ended June 30, 2015 excludes realized and unrealized gains on commodity swaps of $7,512 and $37,355, respectively. For the six months ended June 30, 2015, $8,926 related substantially to inventory adjustments was not included in cost of sales for either the Big Spring refinery or the Krotz Springs refinery.

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

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$68,097	$69,900	$121,596	$120,552
Operating costs and expenses:
Cost of sales (1) (2)	51,326	60,771	95,191	115,054
Direct operating expenses	6,269	6,890	12,093	14,769
Selling, general and administrative expenses	4,047	2,755	7,245	4,531
Depreciation and amortization	1,261	1,207	2,521	2,352
Total operating costs and expenses	62,903	71,623	117,050	136,706
Operating income (loss) (5)	$5,194	$(1,723)	$4,546	$(16,154)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	158	108	243	173
Non-blended asphalt sales volume (tons in thousands) (4)	18	15	47	33
Blended asphalt sales price per ton (3)	$389.95	$505.54	$398.28	$498.83
Non-blended asphalt sales price per ton (4)	135.06	229.20	141.30	317.36
Asphalt margin per ton (5)	106.90	100.92	97.96	94.41
Capital expenditures	$335	$238	$1,075	$1,644

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $4,054 and $11,864 for the three months ended June 30, 2016 and 2015 and $18,172 and $23,782 for the six months ended June 30, 2016 and 2015, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin excludes losses of $2,003 and $3,284 for the three months ended June 30, 2016 and 2015, respectively, and $2,003 and $13,950 for the six months ended June 30, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory. This loss is included in operating income (loss) above.

RETAIL SEGMENT
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$187,262	$206,634	$350,233	$382,619
Operating costs and expenses:
Cost of sales (2)	150,628	169,532	278,981	309,235
Selling, general and administrative expenses	28,484	27,322	55,521	53,627
Depreciation and amortization	3,350	2,943	6,749	5,980
Total operating costs and expenses	182,462	199,797	341,251	368,842
Gain on disposition of assets	(3)	—	(3)	50
Operating income	$4,797	$6,837	$8,979	$13,827
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	306	294	306	294
Retail fuel sales (thousands of gallons)	50,877	49,511	100,882	95,606
Retail fuel sales (thousands of gallons per site per month)(3)	57	58	57	56
Retail fuel margin (cents per gallon) (4)	20.8	20.3	20.4	21.9
Retail fuel sales price (dollars per gallon) (5)	$2.03	$2.46	$1.87	$2.32
Merchandise sales	$83,673	$84,878	$161,498	$160,980
Merchandise sales (per site per month) (3)	$91	$96	$88	$91
Merchandise margin (6)	31.0%	31.8%	31.3%	32.5%
Capital expenditures	$1,200	$6,202	$3,911	$9,518

(1)
Includes excise taxes on sales of $19,864 and $19,369 for the three months ended June 30, 2016 and 2015, respectively, and $39,389 and $37,425 for the six months ended June 30, 2016 and 2015, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At June 30, 2016, we had 306 retail convenience stores of which 296 sold fuel. At June 30, 2015, we had 294 retail convenience stores of which 283 sold fuel.
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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Sales
Consolidated. Net sales for the three months ended June 30, 2016 were $1,008.4 million, compared to $1,301.3 million for the three months ended June 30, 2015, a decrease of $292.9 million, or 22.5%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the three months ended June 30, 2016.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $829.9 million for the three months ended June 30, 2016, compared to $1,126.0 million for the three months ended June 30, 2015, a decrease of $296.1 million, or 26.3%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the three months ended June 30, 2016.
The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2016 decreased $0.44, or 23.7%, to $1.42, compared to $1.86 for the three months ended June 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2016 decreased $0.49, or 26.8%, to $1.34, compared to $1.83 for the three months ended June 30, 2015. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2016 decreased $0.46, or 27.4%, to $1.22, compared to $1.68 for the three months ended June 30, 2015.
Combined refinery average throughput for the three months ended June 30, 2016 was 133,413 bpd compared to a combined refinery average throughput of 152,092 bpd for the three months ended June 30, 2015, a decrease of 12.3%. The reduced throughput at our Big Spring refinery was the result of unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units. The reduced throughput at the Krotz Springs refinery during the three months ended June 30, 2016 was the result of maintenance that was performed on the fluid catalytic cracking unit.
Asphalt Segment. Net sales for our asphalt segment were $68.1 million for the three months ended June 30, 2016, compared to $69.9 million for the three months ended June 30, 2015, a decrease of $1.8 million, or 2.6%.
Retail Segment. Net sales for our retail segment were $187.3 million for the three months ended June 30, 2016, compared to $206.6 million for the three months ended June 30, 2015, a decrease of $19.3 million, or 9.3%. This decrease was primarily due to lower retail fuel sales prices, partially offset by increased retail fuel sales volumes related to the 14 stores acquired in 2015 for the three months ended June 30, 2016. Retail fuel sales prices decreased 17.5% to $2.03 per gallon for the three months ended June 30, 2016 from $2.46 per gallon for the three months ended June 30, 2015. Retail fuel sales volumes increased to 50.9 million gallons for the three months ended June 30, 2016 from 49.5 million gallons for the three months ended June 30, 2015.
Cost of Sales
Consolidated. Cost of sales for the three months ended June 30, 2016 were $871.4 million, compared to $1,069.9 million for the three months ended June 30, 2015, a decrease of $198.5 million, or 18.6%. This decrease was primarily due to lower crude oil prices and lower refinery throughput for the three months ended June 30, 2016.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $746.3 million for the three months ended June 30, 2016, compared to $940.9 million for the three months ended June 30, 2015, a decrease of $194.6 million, or 20.7%. This decrease was primarily due to lower crude oil prices and lower refinery throughput for the three months ended June 30, 2016. The average price of WTI Cushing decreased 21.4% to $45.48 per barrel for the three months ended June 30, 2016, compared to $57.86 per barrel for the three months ended June 30, 2015.
Asphalt Segment. Cost of sales for our asphalt segment were $51.3 million for the three months ended June 30, 2016, compared to $60.8 million for the three months ended June 30, 2015, a decrease of $9.5 million, or 15.6%. This decrease was primarily due to lower cost of purchased asphalt, partially offset by higher asphalt sales volumes during the three months ended June 30, 2016.
Retail Segment. Cost of sales for our retail segment were $150.6 million for the three months ended June 30, 2016, compared to $169.5 million for the three months ended June 30, 2015, a decrease of $18.9 million, or 11.2%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes during the three months ended June 30, 2016.
Direct Operating Expenses
Consolidated. Direct operating expenses were $63.2 million for the three months ended June 30, 2016, compared to $62.9 million for the three months ended June 30, 2015, an increase of $0.3 million, or 0.5%.

Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended June 30, 2016 were $56.9 million, compared to $56.0 million for the three months ended June 30, 2015, an increase of $0.9 million, or 1.6%.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended June 30, 2016 were $6.3 million, compared to $6.9 million for the three months ended June 30, 2015, a decrease of $0.6 million, or 8.7%. This decrease was the result of lower fixed operating costs during the three months ended June 30, 2016 as a result of realignment of our asphalt operations during 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended June 30, 2016 were $51.6 million, compared to $49.2 million for the three months ended June 30, 2015, an increase of $2.4 million, or 4.9%. This increase was primarily due to increased employee related costs during the three months ended June 30, 2016.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended June 30, 2016 were $18.9 million, compared to $18.9 million for the three months ended June 30, 2015.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended June 30, 2016 were $4.0 million, compared to $2.8 million for the three months ended June 30, 2015, an increase of $1.2 million, or 42.9%. This increase was primarily due to higher corporate expense allocated to the asphalt segment during the three months ended June 30, 2016.
Retail Segment. SG&A expenses for our retail segment for the three months ended June 30, 2016 were $28.5 million, compared to $27.3 million for the three months ended June 30, 2015, an increase of $1.2 million, or 4.4%. This increase was primarily due to higher employee related costs including the increase in costs due to the addition of 14 stores during 2015.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2016 was $37.0 million, compared to $31.3 million for the three months ended June 30, 2015, an increase of $5.7 million, or 18.2%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended June 30, 2016 resulting from the completion of the planned major turnaround at the Krotz Springs refinery during the fourth quarter of 2015.
Operating Income (Loss)
Consolidated. Operating loss for the three months ended June 30, 2016 was $14.8 million, compared to operating income of $88.1 million for the three months ended June 30, 2015, a decrease of $102.9 million. This decrease was primarily due to lower refinery operating margins and decreased refinery throughput, partially offset by increased asphalt margins during the three months ended June 30, 2016.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $23.8 million for the three months ended June 30, 2016, compared to operating income of $83.6 million for the three months ended June 30, 2015, a decrease of $107.4 million. This decrease was primarily due to lower refinery operating margins and decreased refinery throughput during the three months ended June 30, 2016.
Refinery operating margin at the Big Spring refinery was $8.53 per barrel for the three months ended June 30, 2016, compared to $17.22 per barrel for the three months ended June 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of the WTI Cushing to WTI Midland spread, a reduced cost of crude benefit from the contango market in 2016 and the refinery downtime discussed above, partially offset by a widening of the WTI Cushing to WTS spread during the three months ended June 30, 2016. The average Gulf Coast 3/2/1 crack spread decreased to $13.16 per barrel for the three months ended June 30, 2016, compared to $19.71 per barrel for the three months ended June 30, 2015. The average WTI Cushing to WTI Midland spread narrowed to $0.17 per barrel for the three months ended June 30, 2016, compared to $0.60 per barrel for the three months ended June 30, 2015. The average Brent to WTI Cushing spread narrowed to $(0.18) per barrel for the three months ended June 30, 2016, compared to $3.66 per barrel for the three months ended June 30, 2015. The average WTI Cushing to WTS spread widened to $0.75 per barrel for the three months ended June 30, 2016, compared to $(0.21) per barrel for the three months ended June 30, 2015. The contango environment for the three months ended June 30, 2016 created an average cost of crude benefit of $1.49 per barrel compared to an average cost of crude benefit of $1.90 per barrel for the three months ended June 30, 2015.

Refinery operating margin at the Krotz Springs refinery was $3.96 per barrel for the three months ended June 30, 2016, compared to $7.95 per barrel for the three months ended June 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads, the premium in LLS compared to Brent, the refinery downtime discussed above and a reduced cost of crude benefit from the contango market in 2016. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended June 30, 2016 was $7.92 per barrel, compared to $10.21 per barrel for the three months ended June 30, 2015. The average LLS to WTI Cushing spread narrowed $4.24 per barrel to $2.04 per barrel for the three months ended June 30, 2016, compared to $6.28 per barrel for the three months ended June 30, 2015. The average Brent to LLS spread narrowed to $(1.64) per barrel for the three months ended June 30, 2016, compared to $0.32 per barrel for the three months ended June 30, 2015.
Asphalt Segment. Operating income for our asphalt segment was $5.2 million for the three months ended June 30, 2016, compared to an operating loss of $1.7 million for the three months ended June 30, 2015, an increase of $6.9 million. This increase was primarily due to higher asphalt sales volumes and higher asphalt margins for the three months ended June 30, 2016. Asphalt margins for the three months ended June 30, 2016 was $106.90 per ton compared to $100.92 per ton for the three months ended June 30, 2015.
Retail Segment. Operating income for our retail marketing segment was $4.8 million for the three months ended June 30, 2016, compared to $6.8 million for the three months ended June 30, 2015, a decrease of $2.0 million, or 29.4%. This decrease was primarily due to increased SG&A expenses and lower merchandise margins, partially offset by higher retail fuel margins for the three months ended June 30, 2016. Merchandise margins were 31.0% for the three months ended June 30, 2016 compared to 31.8% for the three months ended June 30, 2015. Retail fuel margins were 20.8 cents per gallon for the three months ended June 30, 2016 compared to 20.3 cents per gallon for the three months ended June 30, 2015.
Interest Expense
Interest expense was $18.8 million for the three months ended June 30, 2016, compared to $18.2 million for the three months ended June 30, 2015, an increase of $0.6 million, or 3.3%.
Income Tax Expense (Benefit)
Income tax benefit was $8.5 million for the three months ended June 30, 2016, compared to income tax expense of $23.9 million for the three months ended June 30, 2015, a change of $32.4 million. Income tax expense decreased as a result of having a pre-tax loss for the three months ended June 30, 2016 compared to having pre-tax income for the three months ended June 30, 2015. Our effective tax rate was 29.2% for the three months ended June 30, 2016, compared to an effective tax rate of 33.3% for the three months ended June 30, 2015. The low effective tax rate is primarily due to the impact of the non-controlling interest’s share of Partnership taxable income offset by an increase in the effective tax rate in Louisiana.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest primarily consists of the proportional share of the Partnership’s income (loss) attributable to the limited partner interests held by the public. Net loss attributable to non-controlling interest was $0.3 million for the three months ended June 30, 2016, compared to net income attributable to non-controlling interest of $11.5 million for the three months ended June 30, 2015, a decrease of $11.8 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $20.4 million for the three months ended June 30, 2016, compared to net income of $36.4 million for the three months ended June 30, 2015, a decrease of $56.8 million. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Sales
Consolidated. Net sales for the six months ended June 30, 2016 were $1,858.4 million, compared to $2,404.6 million for the six months ended June 30, 2015, a decrease of $546.2 million, or 22.7%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the six months ended June 30, 2016.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,526.5 million for the six months ended June 30, 2016, compared to $2,085.5 million for the six months ended June 30, 2015, a decrease of $559.0 million, or 26.8%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the six months ended June 30, 2016.

The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2016 decreased $0.44, or 26.0%, to $1.25, compared to $1.69 for the six months ended June 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2016 decreased $0.57, or 32.4%, to $1.19, compared to $1.76 for the six months ended June 30, 2015. The average per gallon price of Gulf Coast high sulfur diesel for the six months ended June 30, 2016 decreased $0.56, or 34.6%, to $1.06, compared to $1.62 for the six months ended June 30, 2015.
Combined refinery average throughput for the six months ended June 30, 2016 was 136,206 bpd compared to a combined refinery average throughput of 148,679 bpd for the six months ended June 30, 2015, a decrease of 8.4%. The reduced throughput at our Big Spring refinery was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016, as well as unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units. The reduced throughput at the Krotz Springs refinery during the six months ended June 30, 2016 was the result of our election to reduce the crude rate to improve the refinery yield structure, as well as maintenance that was performed on the fluid catalytic cracking unit.
Asphalt Segment. Net sales for our asphalt segment were $121.6 million for the six months ended June 30, 2016, compared to $120.6 million for the six months ended June 30, 2015, an increase of $1.0 million, or 0.8%.
Retail Segment. Net sales for our retail segment were $350.2 million for the six months ended June 30, 2016, compared to $382.6 million for the six months ended June 30, 2015, a decrease of $32.4 million, or 8.5%. This decrease was primarily due to lower retail fuel sales prices, partially offset by increased volumes related to the 14 stores acquired in 2015 for the six months ended June 30, 2016. The retail fuel sales price decreased 19.4% to $1.87 per gallon for the six months ended June 30, 2016 from $2.32 per gallon for the six months ended June 30, 2015. Retail fuel sales volume increased 5.5% to 100.9 million gallons for the six months ended June 30, 2016 from 95.6 million gallons for the six months ended June 30, 2015.
Cost of Sales
Consolidated. Cost of sales for the six months ended June 30, 2016 were $1,606.5 million, compared to $1,964.4 million for the six months ended June 30, 2015, a decrease of $357.9 million, or 18.2%. This decrease was primarily due to lower crude oil prices, lower refinery throughput and lower retail fuel costs, partially offset by higher asphalt sales volumes for the six months ended June 30, 2016.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $1,372.4 million for the six months ended June 30, 2016, compared to $1,724.3 million for the six months ended June 30, 2015, a decrease of $351.9 million, or 20.4%. This decrease was primarily due to lower crude oil prices and lower refinery throughput for the six months ended June 30, 2016. The average price of WTI Cushing decreased 26.0% to $39.39 per barrel for the six months ended June 30, 2016 from $53.20 per barrel for the six months ended June 30, 2015.
Asphalt Segment. Cost of sales for our asphalt segment were $95.2 million for the six months ended June 30, 2016, compared to $115.1 million for the six months ended June 30, 2015, a decrease of $19.9 million, or 17.3%. This decrease was primarily due to lower cost of purchased asphalt, partially offset by higher asphalt sales volumes during the six months ended June 30, 2016.
Retail Segment. Cost of sales for our retail segment were $279.0 million for the six months ended June 30, 2016, compared to $309.2 million for the six months ended June 30, 2015, a decrease of $30.2 million, or 9.8%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes during the six months ended June 30, 2016.
Direct Operating Expenses
Consolidated. Direct operating expenses were $131.8 million for the six months ended June 30, 2016, compared to $127.1 million for the six months ended June 30, 2015, an increase of $4.7 million, or 3.7%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the six months ended June 30, 2016 were $119.7 million, compared to $112.3 million for the six months ended June 30, 2015, an increase of $7.4 million, or 6.6%. This increase was primarily due to the consolidation of AltAir in our consolidated statements of operations and higher maintenance costs, partially offset by lower utility costs during the six months ended June 30, 2016.
Asphalt Segment. Direct operating expenses for our asphalt segment for the six months ended June 30, 2016 were $12.1 million, compared to $14.8 million for the six months ended June 30, 2015, a decrease of $2.7 million, or 18.2%. This decrease was due to lower fixed operating costs during the six months ended June 30, 2016 as a result of realignment of our asphalt operations during 2015.

Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the six months ended June 30, 2016 were $100.3 million, compared to $94.8 million for the six months ended June 30, 2015, an increase of $5.5 million, or 5.8%. This increase was primarily due to increased employee related costs for the six months ended June 30, 2016.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the six months ended June 30, 2016 were $37.2 million, compared to $36.3 million for the six months ended June 30, 2015, an increase of $0.9 million, or 2.5%. This increase was primarily due to increased employee related costs for the six months ended June 30, 2016.
Asphalt Segment. SG&A expenses for our asphalt segment for the six months ended June 30, 2016 were $7.2 million, compared to $4.5 million for the six months ended June 30, 2015, an increase of $2.7 million, or 60.0%. This increase was primarily due to higher corporate expense allocated to the asphalt segment for the six months ended June 30, 2016.
Retail Segment. SG&A expenses for our retail segment for the six months ended June 30, 2016 were $55.5 million, compared to $53.6 million for the six months ended June 30, 2015, an increase of $1.9 million, or 3.5%. This increase was primarily due to higher employee related costs including the increase in costs due to the addition of 14 stores in the third quarter of 2015.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2016 was $71.8 million, compared to $63.2 million for the six months ended June 30, 2015, an increase of $8.6 million, or 13.6%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the six months ended June 30, 2016 resulting from the completion of the planned major turnaround at the Krotz Springs refinery during the fourth quarter of 2015.
Operating Income (Loss)
Consolidated. Operating loss for the six months ended June 30, 2016 was $54.3 million, compared to operating income of $155.7 million for the six months ended June 30, 2015, a decrease of $210.0 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput, lower retail fuel and merchandise margins and the impacts of commodity swaps, partially offset by higher asphalt margins during the six months ended June 30, 2016.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $66.1 million for the six months ended June 30, 2016, compared to operating income of $159.2 million for the six months ended June 30, 2015, a decrease of $225.3 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput and the impacts of commodity swaps. We had realized and unrealized gains on commodity swaps of $0.5 million for the six months ended June 30, 2016, compared to $37.4 million for the six months ended June 30, 2015.
Refinery operating margin at the Big Spring refinery was $8.16 per barrel for the six months ended June 30, 2016, compared to $15.56 per barrel for the six months ended June 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of both the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads and refinery downtime discussed above, partially offset by the cost of crude benefit from the market moving further into contango during the six months ended June 30, 2016. The average Gulf Coast 3/2/1 crack spread decreased to $12.20 per barrel for the six months ended June 30, 2016, compared to $18.73 per barrel for the six months ended June 30, 2015. The average WTI Cushing to WTI Midland spread narrowed to $0.02 per barrel for the six months ended June 30, 2016, compared to $1.27 per barrel for the six months ended June 30, 2015. The average WTI Cushing to WTS spread narrowed to $0.32 per barrel for the six months ended June 30, 2016, compared to $0.76 per barrel for the six months ended June 30, 2015. The average Brent to WTI Cushing spread narrowed to $0.15 per barrel for the six months ended June 30, 2016, compared to $4.54 per barrel for the six months ended June 30, 2015. The contango environment for the six months ended June 30, 2016 created an average cost of crude benefit of $1.66 per barrel compared to an average cost of crude benefit of $1.28 per barrel for the six months ended June 30, 2015.
Refinery operating margin at the Krotz Springs refinery was $2.69 per barrel for the six months ended June 30, 2016, compared to $8.71 per barrel for the six months ended June 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads, the premium in LLS compared to Brent and refinery downtime discussed above, partially offset by the cost of crude benefit from the market moving further into contango during the six months ended June 30, 2016. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the six months ended June 30, 2016 was $7.33 per barrel, compared to $11.79 per barrel for the six months ended June 30, 2015. The average LLS to WTI Cushing spread narrowed to $1.82 per barrel for the six months ended June 30, 2016, compared to $4.48 per barrel for the six months ended June 30, 2015. The average Brent to LLS spread narrowed to $(1.26) per barrel for the six months ended June 30, 2016, compared to $0.57 per barrel for the six months ended June 30, 2015.

Asphalt Segment. Operating income for our asphalt segment was $4.5 million for the six months ended June 30, 2016, compared to operating loss of $16.2 million for the six months ended June 30, 2015, an increase of $20.7 million. This increase was primarily due to higher asphalt sales volumes and lower direct operating expenses for the six months ended June 30, 2016. Operating loss for the six months ended June 30, 2015 included a loss of $14.0 million resulting from a price adjustment related to asphalt inventory. Asphalt margins for the six months ended June 30, 2016 were $97.96 per ton compared to $94.41 per ton for the six months ended June 30, 2015.
Retail Segment. Operating income for our retail segment was $9.0 million for the six months ended June 30, 2016, compared to $13.8 million for the six months ended June 30, 2015, a decrease of $4.8 million, or 34.8%. This decrease was primarily due to increased costs due to the addition of 14 stores during 2015, lower retail fuel margins and lower merchandise margins. Retail fuel margins were 20.4 cents per gallon for the six months ended June 30, 2016 compared to 21.9 cents per gallon for the six months ended June 30, 2015. Merchandise margins were 31.3% for the six months ended June 30, 2016 compared to 32.5% for the six months ended June 30, 2015.
Interest Expense
Interest expense was $37.1 million for the six months ended June 30, 2016, compared to $39.3 million for the six months ended June 30, 2015, a decrease of $2.2 million, or 5.6%.
Income Tax Expense (Benefit)
Income tax benefit was $29.8 million for the six months ended June 30, 2016, compared to income tax expense of $35.8 million for the six months ended June 30, 2015. Income tax expense decreased as a result of having a pre-tax loss for the six months ended June 30, 2016 compared to having pre-tax income for the six months ended June 30, 2015. Our effective tax rate was 34.4% for the six months ended June 30, 2016, compared to an effective tax rate of 30.4% for the six months ended June 30, 2015. The lower effective tax rate for the six months ended June 30, 2015 was the result of not having the benefit received from domestic production activity deduction associated with taxable income as well as the impact of the non-controlling interest’s share of Partnership taxable income offset by an increase in the effective tax rate in Louisiana.
Net Income (Loss) Attributable to Non-controlling Interest
Net income (loss) attributable to non-controlling interest primarily consists of the proportional share of the Partnership’s income (loss) attributable to the limited partner interests held by the public. Net loss attributable to non-controlling interest was $0.8 million for the six months ended June 30, 2016, compared to net income attributable to non-controlling interest of $18.6 million for the six months ended June 30, 2015, a decrease of $19.4 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $55.9 million for the six months ended June 30, 2016, compared to net income available to stockholders of $63.3 million for the six months ended June 30, 2015, a decrease of $119.2 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,
	2016	2015
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(12,009)	$115,891
Investing activities	(68,454)	(33,945)
Financing activities	52,189	(33,077)
Net increase (decrease) in cash and cash equivalents	$(28,274)	$48,869
Cash Flows Provided by (Used in) Operating Activities
Net cash used in operating activities was $12.0 million during the six months ended June 30, 2016, compared to net cash provided by operating activities of $115.9 million during the six months ended June 30, 2015. The decrease in cash flows provided by operations of $127.9 million was primarily attributable to reduced net income (loss) after adjusting for non-cash items of $136.4 million, increased cash used for inventories of $23.7 million, increased cash used for prepaid expenses and other current assets of $7.6 million and reduced cash collected on receivables of $41.4 million. These changes were partially offset by reduced cash used for accounts payable and accrued liabilities of $72.9 million, reduced cash used for other assets of $8.2 million and lower cash used for other non-current liabilities of $0.2 million during the six months ended June 30, 2016.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $68.5 million during the six months ended June 30, 2016, compared to $33.9 million during the six months ended June 30, 2015. The increase in cash flows used in investing activities of $34.6 million was primarily attributable to higher cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $26.1 million and cash used to acquire a controlling interest in AltAir of $7.9 million during the six months ended June 30, 2016.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $52.2 million during the six months ended June 30, 2016, compared to $33.1 million net cash used in financing activities during the six months ended June 30, 2015. The increase in cash flows provided by financing activities of $85.3 million was primarily attributable to lower repayments of $20.0 million on our revolving credit facilities, reduced payments to shareholders and non-controlling interests of $11.5 million and increased cash received on our inventory agreement transactions of $52.6 million during the six months ended June 30, 2016.
Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have a credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At June 30, 2016 and December 31, 2015, we had letters of credit outstanding under this facility of $41.2 million and $60.6 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $55.0 million and $55.0 million and letters of credit outstanding of $134.4 million and $48.6 million under this facility at June 30, 2016 and December 31, 2015, respectively.
Convertible Senior Notes. The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2016, the conversion rate was adjusted to 71.626 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $13.96 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $13.96 per share and the strike price of the warrants was adjusted to $18.97 per share. Upon a potential change of control, we may have to settle the value of the warrants. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of June 30, 2016, there have been no conversions of the Convertible Notes.

In May 2015, Delek acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to settle the full principal amount of the Convertible Notes of $150.0 million and to render a make-whole payment to holders of our Convertible Notes, assuming full conversion. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $4.0 million as of June 30, 2016. Based on our share price as of June 30, 2016, we would not have to render a make-whole payment as our share price was below the minimum share price per the make-whole provision in the indenture.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure projection for 2016 is $60.0 million, which includes expenditures for catalysts and turnarounds and approximately $10.0 million of special regulatory projects. Approximately $61.5 million has been spent during the six months ended June 30, 2016, which includes approximately $21.0 million of payments during 2016 for expenditures incurred during 2015.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2016, the market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $4.1 million. At June 30, 2016, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $16.2 million.
As of June 30, 2016, we held 0.7 million barrels of refined products, asphalt and blendstock and 0.9 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the market value of product inventories would have still exceeded LIFO costs by $3.4 million, requiring no inventory adjustment to be made. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have still exceeded LIFO costs, net of the fair value hedged item, by $15.3 million, requiring no inventory adjustment to be made.
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

The following table provides information about our commodity derivative contracts as of June 30, 2016:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	142,037	$49.08	$—	$6,971	$6,897	$(74)
Forwards-short (Crude)	(362,217)	—	56.86	(20,597)	(20,552)	45
Forwards-long (Gasoline)	205,062	62.91	—	12,901	12,745	(156)
Forwards-short (Gasoline)	(144,023)	—	62.48	(8,998)	(8,658)	340
Forwards-long (Distillate)	88,250	57.76	—	5,098	5,221	123
Forwards-short (Distillate)	(331,484)	—	63.70	(21,115)	(22,009)	(894)
Forwards-long (Jet)	11,287	58.15	—	656	656	—
Forwards-short (Jet)	(64,646)	—	60.67	(3,922)	(3,957)	(35)
Forwards-short (Slurry)	(32,364)	—	29.46	(953)	(988)	(35)
Forwards-long (Catfeed)	151,039	59.17	—	8,937	8,912	(25)
Forwards-short (Catfeed)	(95,197)	—	59.17	(5,633)	(5,512)	121
Forwards-short (Slop)	(26,854)	—	40.60	(1,090)	(1,102)	(12)
Forwards-short (Propane)	(40,000)	—	20.56	(822)	(902)	(80)
Forwards-long (Butane)	78,483	27.43	—	2,153	2,279	126
Forwards-short (Asphalt)	(195,358)	—	47.85	(9,348)	(9,569)	(221)
Futures-long (Crude)	400,000	49.39	—	19,756	19,331	(425)
Futures-short (Crude)	(71,000)	—	52.16	(3,704)	(3,431)	273
Futures-long (Gasoline)	213,000	65.77	—	14,009	13,431	(578)
Futures-short (Gasoline)	(348,000)	—	65.57	(22,818)	(21,943)	875
Futures-long (Distillate)	401,000	63.24	—	25,359	25,073	(286)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps long (LLS-WTI)	540,000	$8.04	$1.75	$4,340	$946	$(3,394)
Futures-swaps short (WTI-Brent)	(1,980,000)	10.54	0.87	(20,859)	(1,712)	19,147
Futures-swaps long (WTI-Brent)	1,980,000	4.95	0.87	9,810	1,712	(8,098)
Interest Rate Risk
As of June 30, 2016, $424.9 million, excluding discounts and issuance costs, of our outstanding debt was subject to floating interest rates, of which $241.3 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of June 30, 2016, we had interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately $77.4 million of the outstanding principal of the term loans within the retail credit agreement.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $1.6 million per year.

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
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	August 1, 2016	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	August 1, 2016	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)