Form 10-Q
period 2016-09-30
Alon USA Energy, Inc.
filed 2016-10-31
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 24, 2016, was 71,597,757.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,802	$234,127
Accounts and other receivables, net	132,173	119,171
Income tax receivable	13,609	3,741
Inventories	138,230	105,515
Deferred income tax asset	35,049	13,786
Prepaid expenses and other current assets	38,870	28,275
Total current assets	622,733	504,615
Equity method investments	35,538	42,811
Property, plant and equipment, net	1,383,346	1,380,202
Goodwill	62,885	62,885
Other assets, net	172,770	185,625
Total assets	$2,277,272	$2,176,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$421,442	$315,721
Accrued liabilities	95,485	93,780
Current portion of long-term debt	16,408	16,420
Total current liabilities	533,335	425,921
Other non-current liabilities	222,165	165,935
Long-term debt	534,053	539,542
Deferred income tax liability	379,316	380,580
Total liabilities	1,668,869	1,511,978
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.01, 150,000,000 shares authorized; 71,481,410 and 70,960,461 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	715	710
Additional paid-in capital	530,625	526,035
Accumulated other comprehensive loss, net of tax	(29,238)	(28,808)
Retained earnings	44,666	141,201
Total stockholders’ equity	546,768	639,138
Non-controlling interest in subsidiaries	61,635	25,022
Total equity	608,403	664,160
Total liabilities and equity	$2,277,272	$2,176,138

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales (1)	$1,043,717	$1,151,204	$2,902,078	$3,555,785
Operating costs and expenses:
Cost of sales	895,900	914,193	2,502,438	2,878,612
Direct operating expenses	68,095	65,047	199,894	192,108
Selling, general and administrative expenses	46,780	54,100	147,125	148,889
Depreciation and amortization	36,878	31,033	108,725	94,262
Total operating costs and expenses	1,047,653	1,064,373	2,958,182	3,313,871
Gain (loss) on disposition of assets	522	23	(1,560)	595
Operating income (loss)	(3,414)	86,854	(57,664)	242,509
Interest expense	(16,027)	(20,696)	(53,133)	(59,950)
Equity earnings of investees	6,060	3,451	10,743	4,725
Other income, net	402	92	620	151
Income (loss) before income tax expense (benefit)	(12,979)	69,701	(99,434)	187,435
Income tax expense (benefit)	(5,641)	17,325	(35,406)	53,142
Net income (loss)	(7,338)	52,376	(64,028)	134,293
Net income attributable to non-controlling interest	1,462	10,440	679	29,008
Net income (loss) available to stockholders	$(8,800)	$41,936	$(64,707)	$105,285
Earnings (loss) per share, basic	$(0.12)	$0.60	$(0.92)	$1.51
Weighted average shares outstanding, basic (in thousands)	71,089	69,893	70,575	69,687
Earnings (loss) per share, diluted	$(0.12)	$0.58	$(0.92)	$1.46
Weighted average shares outstanding, diluted (in thousands)	71,089	72,526	70,575	72,281
Cash dividends per share	$0.15	$0.15	$0.45	$0.40
___________

(1)	Includes excise taxes on sales by the retail segment of $21,126 and $20,068 for the three months and $60,515 and $57,493 for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(7,338)	$52,376	$(64,028)	$134,293
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	317	(997)	(1,204)	(1,838)
Loss reclassified to earnings - interest expense	237	107	535	219
Net gain (loss), before tax	554	(890)	(669)	(1,619)
Income tax expense (benefit)	202	(330)	(245)	(600)
Net gain (loss), net of tax	352	(560)	(424)	(1,019)
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	—	—	—	6,070
Amortization of unrealized gain on de-designated cash flow hedges - cost of sales	—	(11,323)	—	(29,260)
Net loss, before tax	—	(11,323)	—	(23,190)
Income tax benefit	—	(4,189)	—	(8,580)
Net loss, net of tax	—	(7,134)	—	(14,610)
Total other comprehensive income (loss), net of tax	352	(7,694)	(424)	(15,629)
Comprehensive income (loss)	(6,986)	44,682	(64,452)	118,664
Comprehensive income attributable to non-controlling interest	1,469	10,298	685	28,605
Comprehensive income (loss) attributable to stockholders	$(8,455)	$34,384	$(65,137)	$90,059

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(64,028)	$134,293
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	108,725	94,262
Stock compensation	5,976	7,280
Deferred income taxes	(35,651)	(17,815)
Equity earnings of investees, net of dividends	(7,875)	(2,750)
Amortization of debt issuance costs	2,302	2,620
Amortization of original issuance discount	5,048	4,639
(Gain) loss on disposition of assets	1,560	(595)
Unrealized (gain) loss on commodity swaps	11,032	(9,014)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(17,023)	(2,595)
Income tax receivable	3,500	6,350
Inventories	(29,699)	11,432
Prepaid expenses and other current assets	(10,595)	(1,927)
Other assets, net	11,672	(15,614)
Accounts payable	44,156	(44,234)
Accrued liabilities	892	11,779
Other non-current liabilities	(12,231)	(1,801)
Net cash provided by operating activities	17,761	176,310
Cash flows from investing activities:
Capital expenditures	(49,824)	(57,262)
Capital expenditures for turnarounds and catalysts	(29,464)	(11,410)
Proceeds from disposition of assets	1,917	1,570
Acquisition of California renewable fuels project	(7,936)	—
Acquisition of retail stores	—	(11,196)
Net cash used in investing activities	(85,307)	(78,298)
Cash flows from financing activities:
Dividends paid to stockholders	(31,828)	(27,877)
Dividends paid to non-controlling interest	(401)	(260)
Distributions paid to non-controlling interest in the Partnership	(2,534)	(28,195)
RINs financing transactions	145,301	(8,137)
Deferred debt issuance costs	—	(2,139)
Revolving credit facilities, net	—	(10,000)
Additions to long-term debt	—	14,049
Payments on long-term debt	(12,317)	(11,550)
Net cash provided by (used in) financing activities	98,221	(74,109)
Net increase in cash and cash equivalents	30,675	23,903
Cash and cash equivalents, beginning of period	234,127	214,961
Cash and cash equivalents, end of period	$264,802	$238,864
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$48,781	$54,031
Cash paid (refunds received) for income tax	$(1,891)	$37,046
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$4,087

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2016.
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
In March 2016, the FASB issued an accounting standards update to simplify some provisions in stock compensation accounting. The areas for simplification of this update involve the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows. This update will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We do not expect application of this standard to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued an accounting standards update requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2019. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.
In August 2016, the FASB issued an accounting standards update addressing eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments from this update are effective for interim and annual periods beginning after December 15, 2017. We do not expect application of this standard to have a material effect on our consolidated financial statements.

(2)	California Renewable Fuels Project
On March 1, 2016, we acquired control of the California renewable fuels project which initially provides for us to receive approximately 77% of earnings and distributions of the project. We increased our original 32% ownership and obtained control of the California renewable fuels project after certain operational milestones were achieved. We contributed to the project total cash in the amount of $27,058.
Our California renewable fuels project began operations in February 2016. The project converts approximately 2,500 barrels per day of tallow and other feedstocks into renewable fuels, which are replacements for petroleum-based fuel. Our California renewable fuels project generates environmental credits in the form of renewable identification numbers, low-carbon fuels standards credits and blender’s tax credits, which are all recorded in net sales.
Acquisitions achieved in stages require that in the period the acquiring company achieves control, that it recognize 100% of the fair value of the net assets at that time. Additionally, the existing equity interests of the company and of non-controlling interest are required to be recorded at fair value. The fair value of the project was estimated by applying the market approach. Based on our analysis at March 1, 2016, there was no gain recorded for the revaluation of our previous equity interests. The fair value of the assets and liabilities recorded into our consolidated financial statements are as follows:

Current assets	$11,897
Other assets	7,704
Property, plant and equipment	49,612
Current liabilities	(5,408)
Fair value of net assets assumed	63,805
Non-controlling interest	(38,851)
$24,954

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Beginning March 1, 2016, we have consolidated the California renewable fuels project as part of our refining and marketing segment in our consolidated financial statements. Our consolidated statements of operations include the project’s revenues of $48,503 and $99,176 and operating income of $6,083 and $13,003 for the three and nine months ended September 30, 2016, respectively.

(3)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. The limited partner interests of the Partnership are represented as common units outstanding. As of September 30, 2016, the 11,520,220 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Partnership, which is a non-economic interest.
The limited partner interests in the Partnership not owned by us are reflected in the consolidated statements of operations in net income attributable to non-controlling interest and in our consolidated balance sheets in non-controlling interest in subsidiaries. The Partnership is consolidated within the refining and marketing segment.
We have agreements with the Partnership, under which the Partnership has agreed to reimburse us for certain administrative and operational services provided by us and our subsidiaries to the Partnership, provide certain indemnification obligations and other matters and establish terms for the supply of products by the Partnership to us.
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
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Amount Per Unit	Total Distribution Amount	Distributions Paid to Non-Controlling Interest
First Quarter 2016	$—	$0.08	$5,001	$921
Second Quarter 2016	0.14	—	—	—
Third Quarter 2016	0.15	0.14	8,753	1,613
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
We sell motor fuels under the Alon brand through various terminals to supply 639 Alon branded retail sites, including our retail segment convenience stores. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

We are the majority owner of a renewable fuels project in California that began commercial production in February 2016 and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels project generates both state and federal environmental credits as well as the federal blender’s tax credit.
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
(c)Retail Segment
Our retail segment operates 307 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven brand name. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
(d)Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
Segment data for the three and nine month periods ended September 30, 2016 and 2015 is presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2016
Net sales to external customers	$776,406	$73,800	$193,511	$—	$1,043,717
Intersegment sales (purchases)	82,717	(3,993)	(78,724)	—	—
Depreciation and amortization	31,504	1,264	3,392	718	36,878
Operating income (loss)	(17,410)	9,682	5,215	(901)	(3,414)
Turnarounds, catalysts and capital expenditures	15,410	919	869	588	17,786

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended September 30, 2015
Net sales to external customers	$853,912	$88,436	$208,856	$—	$1,151,204
Intersegment sales (purchases)	97,014	(7,247)	(89,767)	—	—
Depreciation and amortization	26,363	1,313	3,024	333	31,033
Operating income (loss)	61,481	18,501	7,385	(513)	86,854
Turnarounds, catalysts and capital expenditures	25,674	840	5,365	1,379	33,258

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2016
Net sales to external customers	$2,162,938	$195,396	$543,744	$—	$2,902,078
Intersegment sales (purchases)	222,711	(12,678)	(210,033)	—	—
Depreciation and amortization	92,802	3,785	10,141	1,997	108,725
Operating income (loss)	(83,532)	14,228	14,194	(2,554)	(57,664)
Turnarounds, catalysts and capital expenditures	69,801	1,994	4,780	2,713	79,288

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Nine Months Ended September 30, 2015
Net sales to external customers	$2,755,322	$208,988	$591,475	$—	$3,555,785
Intersegment sales (purchases)	281,136	(26,103)	(255,033)	—	—
Depreciation and amortization	80,366	3,665	9,004	1,227	94,262
Operating income (loss)	220,709	2,347	21,212	(1,759)	242,509
Turnarounds, catalysts and capital expenditures	46,913	2,484	14,883	4,392	68,672
Total assets by reportable segment consisted of the following:

	September 30, 2016	December 31, 2015
Refining and marketing	$1,893,506	$1,822,924
Asphalt	118,045	106,015
Retail	248,558	231,078
Corporate	17,163	16,121
Total assets	$2,277,272	$2,176,138
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Assets:
Commodity contracts (swaps)	$—	$3,767	$—	$3,767
Fair value hedges of consigned inventory	—	19,071	—	19,071
Liabilities:
Commodity contracts (futures and forwards)	124	—	—	124
Interest rate swaps	—	2,845	—	2,845

As of December 31, 2015
Assets:
Commodity contracts (swaps)	$—	$14,799	$—	$14,799
Fair value hedges of consigned inventory	—	33,797	—	33,797
Liabilities:
Commodity contracts (futures and forwards)	592	—	—	592
Interest rate swaps	—	2,176	—	2,176

(6)	Derivative Financial Instruments
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
We also have economic hedges in the form of swap contracts that fix price differentials between different types of crude oil and refined products that we use or produce at our refineries. At September 30, 2016, these swap contracts had aggregate volumes of 2,250 thousand barrels of crude oil with contract terms through December 2016.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 8 that have been accounted for as fair value hedges, which had purchase volumes of 466 thousand barrels of crude oil as of September 30, 2016.
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
Commodity Derivatives. As of September 30, 2016, we did not have any commodity swap contracts accounted for as cash flow hedges. During the first quarter of 2015, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. Consequently, hedge accounting was discontinued for these commodity swap contracts and the related unrealized gains in other comprehensive income (“OCI”) were recorded into earnings as the underlying transactions occurred. During the three and nine months ended September 30, 2015, we reclassified gains of $11,323 and $29,260, respectively, from OCI into cost of sales related to these de-designated cash flow hedges.
Related to commodity swap cash flow hedges in OCI, we recognized unrealized losses of $0 and $11,323 for the three months ended and $0 and $23,190 for the nine months ended September 30, 2016 and 2015, respectively.
Interest Rate Derivatives. We have interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the retail credit agreement. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. As of September 30, 2016, the outstanding principal of these term loans was $99,917. The interest rate swaps lock in an average fixed interest rate of 1.69% through the remainder of 2016; 2.22% in 2017; 2.89% in 2018 and 3.06% in 2019.
Related to interest rate swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $554 and $(890) for the three months ended and $(669) and $(1,619) for the nine months ended September 30, 2016 and 2015, respectively.
For the three and nine months ended September 30, 2016 and 2015, there was no cash flow hedge ineffectiveness recognized in income. No component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of September 30, 2016, we have unrealized losses of $2,845 classified in OCI related to cash flow hedges. Assuming interest rates remain unchanged, unrealized losses of $1,001 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of September 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$6,246	Accrued liabilities	$6,370
Commodity contracts (swaps)	Accounts receivable	3,767		—
Total derivatives not designated as hedging instruments		10,013		6,370

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$2,845
Fair value hedges of consigned inventory	Other assets	19,071		—
Total derivatives designated as hedging instruments		19,071		2,845
Total derivatives		$29,084		$9,215

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
The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2016
Interest rate swaps	$554	Interest expense	$(237)		$—
Total derivatives	$554		$(237)		$—

For the Three Months Ended September 30, 2015
Commodity contracts (swaps)	$(11,323)	Cost of sales	$11,323		$—
Interest rate swaps	(890)	Interest expense	(107)		—
Total derivatives	$(12,213)		$11,216		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2016
Interest rate swaps	$(669)	Interest expense	$(535)		$—
Total derivatives	$(669)		$(535)		$—

For the Nine Months Ended September 30, 2015
Commodity contracts (swaps)	$(23,190)	Cost of sales	$29,260		$—
Interest rate swaps	(1,619)	Interest expense	(219)		—
Total derivatives	$(24,809)		$29,041		$—

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2016	2015	2016	2015
Fair value hedges of consigned inventory (1)	Interest expense	$(2,385)	$13,735	$(14,726)	$8,945
Total derivatives		$(2,385)	$13,735	$(14,726)	$8,945
________________

(1)	Changes in the fair value hedges are substantially offset in earnings by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2016	2015	2016	2015
Commodity contracts (futures and forwards)	Cost of sales	$(1,286)	$(1,958)	$5,134	$(5,628)
Commodity contracts (swaps)	Cost of sales	(66)	778	395	20,196
Total derivatives		$(1,352)	$(1,180)	$5,529	$14,568

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
The following table presents offsetting information regarding our derivatives by type of transaction as of September 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$7,929	$(1,683)	$6,246	$(6,246)	$—	$—
Commodity contracts (swaps)	8,687	(4,920)	3,767	—	—	3,767
Fair value hedges of consigned inventory	19,071	—	19,071	—	—	19,071
Derivative Liabilities:
Commodity contracts (futures and forwards)	$8,053	$(1,683)	$6,370	$(6,246)	$—	$124
Commodity contracts (swaps)	4,920	(4,920)	—	—	—	—
Interest rate swaps	2,845	—	2,845	—	—	2,845

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,112	$(820)	$292	$(292)	$—	$—
Commodity contracts (swaps)	39,739	(24,940)	14,799	—	—	14,799
Interest rate swaps	30	(30)	—	—	—	—
Fair value hedges of consigned inventory	33,797	—	33,797	—	—	33,797
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,704	$(820)	$884	$(292)	$—	$592
Commodity contracts (swaps)	24,940	(24,940)	—	—	—	—
Interest rate swaps	2,206	(30)	2,176	—	—	2,176
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
We are exposed to market risk related to the volatility in the price of credits needed to comply with these governmental and regulatory programs. We manage this risk by purchasing RINs when prices are deemed favorable utilizing fixed price purchase contracts. We may also sell the RINs with an agreement to repurchase in the future. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.
The cost of meeting our obligations under these compliance programs (exclusive of benefit generated from our California renewable fuels project operations) was $12,863 and $6,558 for the three months ended and $33,210 and $29,648 for the nine

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

months ended September 30, 2016 and 2015, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(7)	Inventories
Carrying value of inventories consisted of the following:

	September 30, 2016	December 31, 2015
Crude oil, refined products, asphalt and blendstocks	$67,886	$42,123
Crude oil consignment inventory (Note 8)	9,024	2,928
Materials and supplies	28,371	26,940
Store merchandise	27,483	28,475
Store fuel	5,466	5,049
Total inventories	$138,230	$105,515
The market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $2,104 at September 30, 2016 and was lower than LIFO costs by $836 at December 31, 2015. The market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $12,100 and $18,521 at September 30, 2016 and December 31, 2015, respectively.

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
The Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries have initial terms that expire in May 2021, and the Supply and Offtake Agreement for the California refineries has initial terms that expire in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries prior to the expiration of the initial term beginning in May 2018 and upon each anniversary thereof, on six months prior notice. We may elect to terminate at the Big Spring and Krotz refineries in May 2020 on six months prior notice. J. Aron may elect to terminate the Supply and Offtake Agreement for the California refineries prior to the expiration of the initial term in May 2017 and upon each anniversary thereof, on six months prior notice. We may elect to terminate at the California refineries in May 2018 on six months prior notice.
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
At September 30, 2016 and December 31, 2015, we had net current payables of $34,703 and net current receivables of $8,385, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At September 30, 2016 and December 31, 2015, we had non-current liabilities for the original financing of $21,142 and $23,771, respectively, net of the related fair value hedges.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Additionally, we had net current payables of $3,977 and $328 at September 30, 2016 and December 31, 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(9)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015
Refining facilities (1)	$1,994,344	$1,915,924
Pipelines and terminals	43,538	43,443
Retail	213,849	209,921
Other	26,022	23,377
Property, plant and equipment, gross	2,277,753	2,192,665
Accumulated depreciation	(894,407)	(812,463)
Property, plant and equipment, net	$1,383,346	$1,380,202
________________

(1)	Includes the property, plant and equipment of our California renewable fuels project (Note 2).

(10)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2016	December 31, 2015
Deferred turnaround and catalyst cost	$82,587	$87,469
Environmental receivables (Note 17)	2,258	2,648
Intangible assets, net	19,098	14,505
Receivable from supply and offtake agreements (Note 8)	26,179	26,179
Fair value hedges of consigned inventory (Note 6)	19,071	33,797
Other, net	23,577	21,027
Total other assets	$172,770	$185,625

(b)	Accounts Payable
Included in accounts payable was $172,627 and $91,179 related to RINs financing transactions as of September 30, 2016 and December 31, 2015, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2016	December 31, 2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$37,540	$35,375
Employee costs	22,690	25,202
Commodity contracts	6,370	884
Accrued finance charges	551	1,789
Environmental accrual (Note 17)	7,880	7,880
Other	20,454	22,650
Total accrued liabilities	$95,485	$93,780

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$52,357	$49,054
Environmental accrual (Note 17)	38,785	38,482
Asset retirement obligations	11,369	10,906
Consignment inventory obligations (Note 8)	40,213	57,568
Interest rate swaps	2,845	2,176
RINs financing transactions	68,978	—
Other	7,618	7,749
Total other non-current liabilities	$222,165	$165,935

(11)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$952	$996	$2,855	$2,989
Interest cost	1,409	1,255	4,227	3,766
Expected return on plan assets	(1,749)	(1,582)	(5,247)	(4,747)
Amortization of net loss	807	839	2,420	2,518
Net periodic benefit cost	$1,419	$1,508	$4,255	$4,526
Our estimated contributions to our pension plans during 2016 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2015. For the nine months ended September 30, 2016 and 2015, we contributed $1,181 and $4,530, respectively, to our qualified pension plans.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(12)	Indebtedness
Debt consisted of the following:

	September 30, 2016	December 31, 2015
Term loan credit facilities	$251,628	$256,519
Alon USA, LP Credit Facility	55,000	55,000
Convertible senior notes	134,782	129,623
Retail credit facilities	109,051	114,820
Total debt	550,461	555,962
Less: Current portion	16,408	16,420
Total long-term debt	$534,053	$539,542
(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $51,927 and $60,627 at September 30, 2016 and December 31, 2015, respectively.
We had borrowings of $55,000 and $55,000 and letters of credit of $91,225 and $48,590 outstanding under the Alon USA, LP $240,000 revolving credit facility at September 30, 2016 and December 31, 2015, respectively.
(b) Convertible Senior Notes
The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2016, the conversion rate was adjusted to 72.504 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $13.79 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $13.79 per share and the strike price of the warrants was adjusted to $18.74 per share. Upon a potential change of control, we may have to settle the value of the warrants. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of September 30, 2016, there have been no conversions of the Convertible Notes.
In May 2015, Delek US Holdings, Inc. (“Delek”) acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to settle the full principal amount of the Convertible Notes of $150,000 and to render a make-whole payment to holders of our Convertible Notes, assuming full conversion. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $7,000 as of September 30, 2016. Based on our share price as of September 30, 2016, we would not have to render a make-whole payment as our share price was below the minimum share price per the make-whole provision in the indenture.
(c) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At September 30, 2016, we were in compliance with these covenants.

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
In July 2016, we granted awards of 131,985 restricted shares to certain executive officers at a grant date price of $6.66 per share. These July 2016 restricted shares will fully vest in December 2016, assuming continued service at vesting.
In August 2016, we granted awards of 69,980 restricted shares to certain executive officers at a grant date price of $7.55 per share. These August 2016 restricted shares will vest as follows: 50% in August 2017 and 50% in August 2019, assuming continued service at vesting.
The following table summarizes the restricted share activity from January 1, 2016:

		Weighted Average Grant Date Fair Values
Non-vested Shares	Shares (1)	(per share)
Non-vested at December 31, 2015	905,727	$15.86
Granted	374,298	7.29
Vested	(930,073)	14.86
Forfeited	—	—
Non-vested at September 30, 2016	349,952	$9.36
________________

(1)	These amounts do not reflect the surrendering of shares described above.
Compensation expense for restricted stock awards amounted to $761 and $2,920 for the three months ended September 30, 2016 and 2015, respectively, and $5,027 and $5,234 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2016 was $7,913.
Restricted Stock Units. Compensation expense for restricted stock units granted to our CEO and President amounted to $0 for the three months ended September 30, 2016 and 2015 and $0 and $249 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Partnership Restricted Units. Non-employee directors of the Partnership, who are designated by Alon’s directors, are awarded an annual grant of $25 in restricted common units, which vest over a period of three years, assuming continued service at vesting. In May 2016, we granted awards of 7,653 restricted common units at a grant date price of $9.80 per unit. In June 2016, we granted awards of 2,528 restricted common units at a grant date price of $9.89 per unit. Compensation expense for the Partnership’s restricted common unit grants amounted to $25 and $20 for the three months ended September 30, 2016 and 2015, respectively, and $53 and $40 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of September 30, 2016, there was $2,015 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.1 years.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(14)	Equity (share values in dollars)
Changes to equity during the nine months ended September 30, 2016 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$639,138	$25,022	$664,160
Other comprehensive income (loss)	(430)	6	(424)
Stock compensation	4,595	(238)	4,357
Acquisition of California renewable fuels project	—	39,101	39,101
Distributions to non-controlling interest in the Partnership	—	(2,534)	(2,534)
Dividends	(31,828)	(401)	(32,229)
Net income (loss)	(64,707)	679	(64,028)
Balance at September 30, 2016	$546,768	$61,635	$608,403
(a)Common Stock
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets, Inc. (“Alon Assets”) whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the nine months ended September 30, 2016, 349,042 shares of our common stock were issued in exchange for 1,865.94 shares of Alon Assets. At September 30, 2016, 349,042 shares of our common stock are available to be exchanged for all of the outstanding shares held by the non-controlling interest shareholder of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $189 and $573 for the three months ended September 30, 2016 and 2015, respectively, and $896 and $1,756 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

(b)	Dividends
Common Stock Dividends. During the nine months ended September 30, 2016, we paid the following dividends:

Date Paid	Record Date	Dividend Amount Per Share
March 18, 2016	February 26, 2016	$0.15
June 6, 2016	May 19, 2016	0.15
September 6, 2016	August 19, 2016	0.15

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(1,357)	$(27,451)	$(28,808)
Other comprehensive loss before reclassifications	(768)	—	(768)
Amounts reclassified from accumulated other comprehensive loss	338	—	338
Net current-period other comprehensive loss	(430)	—	(430)
Balance at September 30, 2016	$(1,787)	$(27,451)	$(29,238)

(15)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of granted stock appreciation rights, granted restricted common stock units, granted restricted common stock awards, convertible debt and warrants using the treasury stock method.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The calculation of earnings (loss) per share, basic and diluted, for the three and nine months ended September 30, 2016 and 2015, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) available to stockholders	$(8,800)	$41,936	$(64,707)	$105,285
Less: preferred stock dividends	—	—	—	15
Net income (loss) available to common stockholders	(8,800)	41,936	(64,707)	105,270

Weighted average shares outstanding, basic	71,089	69,893	70,575	69,687
Dilutive common stock equivalents	—	2,633	—	2,594
Weighted average shares outstanding, diluted	71,089	72,526	70,575	72,281
Earnings (loss) per share, basic	$(0.12)	$0.60	$(0.92)	$1.51
Earnings (loss) per share, diluted	$(0.12)	$0.58	$(0.92)	$1.46
For the three and nine months ended September 30, 2016, we excluded 112 and 132 common stock equivalents, respectively, from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the three and nine months ended September 30, 2015, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

(16)	Related Party Transactions
Delek US Holdings, Inc.
In May 2015, Delek completed the purchase of approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased refined products from Delek of $705 and $7,328 for the three months ended September 30, 2016 and 2015, respectively, and $2,242 and $9,728 for the nine months ended September 30, 2016 and 2015, respectively.

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
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter is currently not scheduled for trial. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have accrued environmental remediation obligations of $46,665 ($7,880 current liability and $38,785 non-current liability) at September 30, 2016, and $46,362 ($7,880 current liability and $38,482 non-current liability) at December 31, 2015.
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $623 and $623 and non-current receivables of $2,258 and $2,648 at September 30, 2016 and December 31, 2015, respectively.

(18)	Subsequent Events
Dividend Declared
On October 27, 2016, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on December 23, 2016, to holders of record at the close of business on December 7, 2016.
Partnership Distribution
On October 26, 2016, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $9,378, or $0.15 per common unit. The cash distribution will be paid on November 22, 2016 to unitholders of record at the close of business on November 11, 2016. The total cash distribution payable to non-affiliated common unitholders will be approximately $1,728.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Company Overview
We are an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. We own 100% of the general partner and 81.6% of the limited partner interests in the Partnership (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 barrels per day (“bpd”) and an integrated wholesale marketing business. In addition, we directly own a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. We also own crude oil refineries in California, which have not processed crude oil since 2012. We own a majority interest in a renewable fuels project in California, with a throughput capacity of 2,500 bpd. We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate approximately 300 convenience stores which also market motor fuels in Central and West Texas and New Mexico.
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
We sell motor fuels under the Alon brand through various terminals to supply 639 locations, including our retail segment convenience stores. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress.
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
We are the majority owner of a renewable fuels project in California that began commercial production in February 2016 and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels project generates both state and federal environmental credits as well as the federal blender’s tax credit. The throughput and production data for our California renewable fuels project are generally not included in our combined refinery data, unless otherwise specified.

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
Third Quarter Operational and Financial Highlights
Operating loss for the third quarter of 2016 was $3.4 million, compared to operating income of $86.9 million for the same period last year. Our operational and financial highlights for the third quarter of 2016 include the following:

•
Combined refinery average throughput for the third quarter of 2016 was 137,767 bpd, compared to a combined refinery average throughput of 146,070 bpd for the third quarter of 2015. The Big Spring refinery average throughput for the third quarter of 2016 was 70,063 bpd, compared to 75,797 bpd for the third quarter of 2015. The Krotz Springs refinery average throughput for the third quarter of 2016 was 67,704 bpd, compared to 70,273 bpd for the third quarter of 2015. The reduced throughput at our Big Spring refinery was the result of a reformer regeneration during the third quarter of 2016. The reduced throughput at the Krotz Springs refinery during the third quarter of 2016 was the result of our election to reduce the crude rate in order to optimize the refinery yield.

•
Refinery operating margin at the Big Spring refinery was $9.22 per barrel for the third quarter of 2016 compared to $16.71 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and increased RINs costs, partially offset by a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads and an increased benefit from the contango market environment which reduced the cost of crude.

•
Refinery operating margin at the Krotz Springs refinery was $3.42 per barrel for the third quarter of 2016 compared to $6.66 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of the LLS to WTI Cushing spread and increased RINs costs, partially offset by a widening of the WTI Cushing to WTI Midland spread and an increased benefit from the contango market environment which reduced the cost of crude.

•
The average Gulf Coast 3/2/1 crack spread was $13.31 per barrel for the third quarter of 2016 compared to $19.77 per barrel for the third quarter of 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the third quarter of 2016 was $8.49 per barrel compared to $12.57 per barrel for the third quarter of 2015.

•
The average WTI Cushing to WTI Midland spread for the third quarter of 2016 was $0.31 per barrel compared to $(0.72) per barrel for the same period in 2015. The average WTI Cushing to WTS spread for the third quarter of 2016 was $0.92 per barrel compared to $(1.46) per barrel for the same period in 2015. The average LLS to WTI Cushing spread for the third quarter of 2016 was $1.74 per barrel compared to $3.89 per barrel for the same period in 2015. The average Brent to WTI Cushing spread for the third quarter of 2016 was $0.74 per barrel compared to $3.78 per barrel for the same period in 2015. The average Brent to LLS spread for the third quarter of 2016 was $(1.92) per barrel compared to $(0.26) per barrel for the same period in 2015.

•
The average RINs cost effect on the Big Spring refinery operating margin was $0.58 per barrel for the third quarter of 2016, compared to $0.27 per barrel for the same period in 2015. The average RINs cost effect on the Krotz Springs refinery operating margin was $1.47 per barrel for the third quarter of 2016, compared to $0.74 per barrel for the same period in 2015.

•
The contango environment in the third quarter of 2016 created an average cost of crude benefit of $0.84 per barrel compared to an average cost of crude benefit of $0.57 per barrel for the same period in 2015.

•
On March 1, 2016, we began consolidating our renewable fuels project as part of our refining and marketing segment in our consolidated financial statements. For the third quarter of 2016, our statements of operations include revenues of $48.5 million and operating income of $6.1 million related to the project’s operations.

•	Asphalt margins in the third quarter of 2016 were $93.57 per ton compared to $120.39 per ton in the third quarter of 2015.

•
Retail fuel margins decreased to 19.9 cents per gallon in the third quarter of 2016 from 21.7 cents per gallon in the third quarter of 2015. Retail fuel sales volume increased to 54.1 million gallons in the third quarter of 2016 from 51.4 million gallons in the third quarter of 2015. Merchandise margins increased to 31.7% in the third quarter of 2016 from 31.4% in the third quarter of 2015. Merchandise sales decreased to $84.0 million in the third quarter of 2016 from $86.6 million in the third quarter of 2015.

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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We calculate this margin for each refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of certain adjustments and inclusive of RINs costs). Each refinery is compared to an industry benchmark that is intended to approximate that refinery’s crude slate and product yield.
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

Factors Affecting Comparability
Our financial condition and operating results over the three and nine months ended September 30, 2016 and 2015 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the nine months ended September 30, 2016, throughput at the Big Spring refinery was reduced as a result of a reformer regeneration during the first quarter of 2016, which was repeated during the third quarter of 2016. Additionally, throughput was reduced as a result of a catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016 and unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
The reduced throughput at the Krotz Springs refinery during the nine months ended September 30, 2016 was the result of our election to reduce the crude rate in order to optimize the refinery yield, as well as maintenance that was performed on the fluid catalytic cracking unit during the second quarter of 2016.
On March 1, 2016, we began consolidating our renewable fuels project as part of our refining and marketing segment in our consolidated financial statements. For the three and nine months ended September 30, 2016, our statements of operations include operating income of $6.1 million and $13.0 million, respectively, related to the project’s operations.
Certain Derivative Impacts
Included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2016 are realized and unrealized gains (losses) on commodity swaps of $(0.1) million and $0.4 million, respectively, compared to $12.1 million and $49.5 million for the three and nine months ended September 30, 2015.

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
Refining and marketing net sales consist of gross sales, net of customer rebates, discounts and excise taxes and include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Also included in net sales are environmental credits in the form of RINs, low-carbon fuel standards credits and blender’s tax credits generated at our California renewable fuels project. Asphalt net sales consist of gross sales, net of any discounts and applicable taxes. Our petroleum and asphalt product sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including excise taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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
Depreciation and amortization. Depreciation and amortization represents an allocation of the cost of capital assets to expense within the consolidated statements of operations. The cost is expensed based on the straight-line method over the estimated useful life of the related asset. Depreciation and amortization also includes deferred turnaround and catalyst replacement costs. Turnaround and catalyst replacement costs are currently deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three and nine months ended September 30, 2016 and 2015. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2015 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,043,717	$1,151,204	$2,902,078	$3,555,785
Operating costs and expenses:
Cost of sales	895,900	914,193	2,502,438	2,878,612
Direct operating expenses	68,095	65,047	199,894	192,108
Selling, general and administrative expenses (2)	46,780	54,100	147,125	148,889
Depreciation and amortization (3)	36,878	31,033	108,725	94,262
Total operating costs and expenses	1,047,653	1,064,373	2,958,182	3,313,871
Gain (loss) on disposition of assets	522	23	(1,560)	595
Operating income (loss)	(3,414)	86,854	(57,664)	242,509
Interest expense	(16,027)	(20,696)	(53,133)	(59,950)
Equity earnings of investees	6,060	3,451	10,743	4,725
Other income, net	402	92	620	151
Income (loss) before income tax expense (benefit)	(12,979)	69,701	(99,434)	187,435
Income tax expense (benefit)	(5,641)	17,325	(35,406)	53,142
Net income (loss)	(7,338)	52,376	(64,028)	134,293
Net income attributable to non-controlling interest	1,462	10,440	679	29,008
Net income (loss) available to stockholders	$(8,800)	$41,936	$(64,707)	$105,285
Earnings (loss) per share, basic	$(0.12)	$0.60	$(0.92)	$1.51
Weighted average shares outstanding, basic (in thousands)	71,089	69,893	70,575	69,687
Earnings (loss) per share, diluted	$(0.12)	$0.58	$(0.92)	$1.46
Weighted average shares outstanding, diluted (in thousands)	71,089	72,526	70,575	72,281
Cash dividends per share	$0.15	$0.15	$0.45	$0.40
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$29,770	$60,419	$17,761	$176,310
Investing activities	(16,853)	(44,353)	(85,307)	(78,298)
Financing activities	46,032	(41,032)	98,221	(74,109)
OTHER DATA:
Adjusted EBITDA (4)	$39,404	$121,407	$63,984	$341,052
Capital expenditures (5)	12,594	26,211	49,824	57,262
Capital expenditures for turnarounds and catalysts	5,192	7,047	29,464	11,410

	September 30, 2016	December 31, 2015
	(dollars in thousands)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$264,802	$234,127
Working capital	89,398	78,694
Total assets	2,277,272	2,176,138
Total debt	550,461	555,962
Total debt less cash and cash equivalents	285,659	321,835
Total equity	608,403	664,160

(1)
Includes excise taxes on sales by the retail segment of $21,126 and $20,068 for the three months ended September 30, 2016 and 2015, respectively, and $60,515 and $57,493 for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $183 and $180 for the three months ended September 30, 2016 and 2015, respectively, and $557 and $532 for the nine months ended September 30, 2016 and 2015, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $718 and $333 for the three months ended September 30, 2016 and 2015, respectively, and $1,997 and $1,227 for the nine months ended September 30, 2016 and 2015, respectively, which are not allocated to our three operating segments.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income (loss) available to stockholders	$(8,800)	$41,936	$(64,707)	$105,285
Net income attributable to non-controlling interest	1,462	10,440	679	29,008
Income tax expense (benefit)	(5,641)	17,325	(35,406)	53,142
Interest expense	16,027	20,696	53,133	59,950
Depreciation and amortization	36,878	31,033	108,725	94,262
(Gain) loss on disposition of assets	(522)	(23)	1,560	(595)
Adjusted EBITDA	$39,404	$121,407	$63,984	$341,052
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $3,888 and $(1,089) for the three months ended September 30, 2016 and 2015, respectively, and $11,032 and $(9,014) for the nine months ended September 30, 2016 and 2015, respectively, which are included in net income (loss) available to stockholders. Additionally, Adjusted EBITDA does not exclude (gains) losses of $(1,711) and $(7,494) for the three months ended September 30, 2016 and 2015, respectively, and $292 and $6,456 for the nine months ended September 30, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory.

(5)
Includes corporate capital expenditures of $588 and $1,379 for the three months ended September 30, 2016 and 2015, respectively, and $2,713 and $4,392 for the nine months ended September 30, 2016 and 2015, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$859,123	$950,926	$2,385,649	$3,036,458
Operating costs and expenses:
Cost of sales	767,796	781,731	2,140,156	2,505,983
Direct operating expenses	61,366	58,162	181,072	170,454
Selling, general and administrative expenses	15,867	23,190	53,072	59,469
Depreciation and amortization	31,504	26,363	92,802	80,366
Total operating costs and expenses	876,533	889,446	2,467,102	2,816,272
Gain (loss) on disposition of assets	—	1	(2,079)	523
Operating income (loss)	$(17,410)	$61,481	$(83,532)	$220,709
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$9.22	$16.71	$8.52	$15.95
Refinery operating margin – Krotz Springs (2)	3.42	6.66	2.94	8.05
California renewable fuels operating margin (3)	55.81	N/A	55.46	N/A
Refinery direct operating expense – Big Spring (4)	3.90	3.46	3.85	3.53
Refinery direct operating expense – Krotz Springs (4)	3.81	3.82	3.91	3.70
California renewable fuels direct operating expense (4)	18.66	N/A	20.95	N/A
Capital expenditures	$10,218	$18,627	$40,337	$35,503
Capital expenditures for turnarounds and catalysts	5,192	7,047	29,464	11,410
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$13.31	$19.77	$12.57	$19.08
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$8.49	$12.57	$7.73	$12.05
WTI Cushing crude oil (per barrel)	$44.88	$46.41	$41.23	$50.91
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.31	$(0.72)	$0.12	$0.60
WTI Cushing less WTS	0.92	(1.46)	0.53	0.02
LLS less WTI Cushing	1.74	3.89	1.79	4.27
Brent less WTI Cushing	0.74	3.78	0.35	4.28
Brent less LLS	(1.92)	(0.26)	(1.48)	0.30
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.39	$1.61	$1.30	$1.66
Gulf Coast ultra-low sulfur diesel	1.37	1.52	1.25	1.68
Gulf Coast high sulfur diesel	1.23	1.39	1.12	1.54
Natural gas (per MMBtu)	2.79	2.73	2.34	2.76

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	34,292	48.9	30,810	40.6	32,189	46.3	35,041	47.0
WTI crude	32,503	46.4	42,503	56.1	34,428	49.4	36,834	49.4
Blendstocks	3,268	4.7	2,484	3.3	2,969	4.3	2,687	3.6
Total refinery throughput (5)	70,063	100.0	75,797	100.0	69,586	100.0	74,562	100.0
Refinery production:
Gasoline	33,637	48.1	37,503	49.5	33,826	48.7	37,155	49.6
Diesel/jet	26,004	37.2	28,623	37.8	25,108	36.1	27,596	36.9
Asphalt	2,818	4.0	2,452	3.2	2,846	4.1	2,733	3.7
Petrochemicals	3,861	5.5	4,588	6.1	3,611	5.2	4,770	6.4
Other	3,661	5.2	2,595	3.4	4,084	5.9	2,510	3.4
Total refinery production (6)	69,981	100.0	75,761	100.0	69,475	100.0	74,764	100.0
Refinery utilization (7)		99.1%		100.4%		95.5%		98.5%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	26,381	39.0	21,347	30.4	18,728	27.9	27,010	36.9
Gulf Coast sweet crude	38,639	57.1	43,338	61.7	43,520	64.8	41,838	57.1
Blendstocks	2,684	3.9	5,588	7.9	4,896	7.3	4,390	6.0
Total refinery throughput (5)	67,704	100.0	70,273	100.0	67,144	100.0	73,238	100.0
Refinery production:
Gasoline	33,229	48.4	32,802	45.7	33,537	49.0	34,274	45.8
Diesel/jet	25,229	36.7	29,943	41.8	25,472	37.2	31,041	41.5
Heavy Oils	1,295	1.9	1,299	1.8	1,263	1.9	1,337	1.8
Other	8,945	13.0	7,676	10.7	8,113	11.9	8,168	10.9
Total refinery production (6)	68,698	100.0	71,720	100.0	68,385	100.0	74,820	100.0
Refinery utilization (7)		87.9%		87.4%		84.1%		93.0%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA RENEWABLE FUELS PROJECT	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Throughput:
Tallow/vegetable oils	2,582	100.0	—	—	2,000	100.0	—	—
Total throughput (5)	2,582	100.0	—	—	2,000	100.0	—	—
Production:
Renewable diesel	2,236	88.7	—	—	1,662	87.3	—	—
Renewable jet	182	7.2	—	—	125	6.6	—	—
Naphtha	103	4.1	—	—	109	5.7	—	—
Other	—	—	—	—	7	0.4	—	—
Total production (6)	2,521	100.0	—	—	1,903	100.0	—	—

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

The refinery operating margin for the three and nine months ended September 30, 2016 excludes realized and unrealized gains (losses) on commodity swaps of $(66) and $395, respectively.
The refinery operating margin for the three and nine months ended September 30, 2015 excludes realized and unrealized gains on commodity swaps of $12,101 and $49,456, respectively. For the nine months ended September 30, 2015, $8,569 related substantially to inventory adjustments was not included in cost of sales for either the Big Spring refinery or the Krotz Springs refinery.

(3)
The California renewable fuels project operating margin is a per barrel measurement calculated by dividing the project’s margin between net sales and cost of sales by the project’s throughput volumes. Included in net sales are environmental credits in the form of RINs, low-carbon fuel standards credits and blender’s tax credits generated by the project.

(4)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our refineries by the applicable refinery’s total throughput volumes.

(5)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. Total throughput for the California renewable fuels project represents the total barrels per day of tallow and vegetable oils used by the project.

(6)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Total production for the California renewable fuels project represents the total barrels per day produced from processing tallow and vegetable oils through the project’s units.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$73,800	$88,436	$195,396	$208,988
Operating costs and expenses:
Cost of sales (1) (2)	54,873	59,031	150,064	174,085
Direct operating expenses	6,729	6,885	18,822	21,654
Selling, general and administrative expenses	1,252	2,706	8,497	7,237
Depreciation and amortization	1,264	1,313	3,785	3,665
Total operating costs and expenses	64,118	69,935	181,168	206,641
Operating income (5)	$9,682	$18,501	$14,228	$2,347
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	167	174	410	347
Non-blended asphalt sales volume (tons in thousands) (4)	17	8	64	41
Blended asphalt sales price per ton (3)	$408.47	$494.45	$402.43	$496.63
Non-blended asphalt sales price per ton (4)	166.53	132.13	148.00	281.22
Asphalt margin per ton (5)	93.57	120.39	96.25	106.60
Capital expenditures	$919	$840	$1,994	$2,484

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $2,754 and $1,344 for the three months ended September 30, 2016 and 2015, respectively, and $20,926 and $25,126 for the nine months ended September 30, 2016 and 2015, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin excludes (gains) losses of $(1,711) and $(7,494) for the three months ended September 30, 2016 and 2015, respectively, and $292 and $6,456 for the nine months ended September 30, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory. These (gains) losses are included in operating income (loss) above.

RETAIL SEGMENT
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$193,511	$208,856	$543,744	$591,475
Operating costs and expenses:
Cost of sales (2)	155,948	170,445	434,929	479,680
Selling, general and administrative expenses	29,478	28,024	84,999	81,651
Depreciation and amortization	3,392	3,024	10,141	9,004
Total operating costs and expenses	188,818	201,493	530,069	570,335
Gain on disposition of assets	522	22	519	72
Operating income	$5,215	$7,385	$14,194	$21,212
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	307	308	307	308
Retail fuel sales (thousands of gallons)	54,107	51,386	154,989	146,992
Retail fuel sales (thousands of gallons per site per month)(3)	61	59	58	57
Retail fuel margin (cents per gallon) (4)	19.9	21.7	20.2	21.8
Retail fuel sales price (dollars per gallon) (5)	$2.02	$2.38	$1.92	$2.34
Merchandise sales	$83,988	$86,567	$245,486	$247,547
Merchandise sales (per site per month) (3)	$91	$96	$89	$93
Merchandise margin (6)	31.7%	31.4%	31.4%	32.1%
Capital expenditures	$869	$5,365	$4,780	$14,883

(1)
Includes excise taxes on sales of $21,126 and $20,068 for the three months ended September 30, 2016 and 2015, respectively, and $60,515 and $57,493 for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At September 30, 2016, we had 307 retail convenience stores of which 297 sold fuel. At September 30, 2015, we had 308 retail convenience stores of which 297 sold fuel.
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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Sales
Consolidated. Net sales for the three months ended September 30, 2016 were $1,043.7 million, compared to $1,151.2 million for the three months ended September 30, 2015, a decrease of $107.5 million, or 9.3%. This decrease was primarily due to lower refined product prices and lower refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $859.1 million for the three months ended September 30, 2016, compared to $950.9 million for the three months ended September 30, 2015, a decrease of $91.8 million, or 9.7%. This decrease was primarily due to lower refined product prices and lower refinery throughput, partially offset by the operations of our California renewable fuels project.
The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2016 decreased $0.22, or 13.7%, to $1.39, compared to $1.61 for the three months ended September 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2016 decreased $0.15, or 9.9%, to $1.37, compared to $1.52 for the three months ended September 30, 2015. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2016 decreased $0.16, or 11.5%, to $1.23, compared to $1.39 for the three months ended September 30, 2015.
Combined refinery average throughput for the three months ended September 30, 2016 was 137,767 bpd compared to a combined refinery average throughput of 146,070 bpd for the three months ended September 30, 2015, a decrease of 5.7%. The reduced throughput at our Big Spring refinery was the result of a reformer regeneration during the third quarter of 2016. The reduced throughput at the Krotz Springs refinery during the three months ended September 30, 2016 was the result of our election to reduce the crude rate in order to optimize the refinery yield.
Asphalt Segment. Net sales for our asphalt segment were $73.8 million for the three months ended September 30, 2016, compared to $88.4 million for the three months ended September 30, 2015, a decrease of $14.6 million, or 16.5%. This decrease was primarily due to lower blended asphalt sales prices.
Retail Segment. Net sales for our retail segment were $193.5 million for the three months ended September 30, 2016, compared to $208.9 million for the three months ended September 30, 2015, a decrease of $15.4 million, or 7.4%. This decrease was primarily due to lower retail fuel sales prices, partially offset by increased retail fuel sales volumes related to the 14 stores acquired in 2015. Retail fuel sales prices decreased 15.1% to $2.02 per gallon for the three months ended September 30, 2016 from $2.38 per gallon for the three months ended September 30, 2015. Retail fuel sales volumes increased to 54.1 million gallons for the three months ended September 30, 2016 from 51.4 million gallons for the three months ended September 30, 2015.
Cost of Sales
Consolidated. Cost of sales for the three months ended September 30, 2016 were $895.9 million, compared to $914.2 million for the three months ended September 30, 2015, a decrease of $18.3 million, or 2.0%.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $767.8 million for the three months ended September 30, 2016, compared to $781.7 million for the three months ended September 30, 2015, a decrease of $13.9 million, or 1.8%. This decrease was primarily due to lower crude oil prices and lower refinery throughput, partially offset by the operations of our California renewable fuels project. The average price of WTI Cushing decreased 3.3% to $44.88 per barrel for the three months ended September 30, 2016, compared to $46.41 per barrel for the three months ended September 30, 2015.
Asphalt Segment. Cost of sales for our asphalt segment were $54.9 million for the three months ended September 30, 2016, compared to $59.0 million for the three months ended September 30, 2015, a decrease of $4.1 million, or 6.9%. This decrease was primarily due to lower cost of purchased asphalt, partially offset by reduced gains related to asphalt inventory price adjustments.
Retail Segment. Cost of sales for our retail segment were $155.9 million for the three months ended September 30, 2016, compared to $170.4 million for the three months ended September 30, 2015, a decrease of $14.5 million, or 8.5%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses were $68.1 million for the three months ended September 30, 2016, compared to $65.0 million for the three months ended September 30, 2015, an increase of $3.1 million, or 4.8%.

Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended September 30, 2016 were $61.4 million, compared to $58.2 million for the three months ended September 30, 2015, an increase of $3.2 million, or 5.5%. This increase was primarily due to the operations of our California renewable fuels project.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended September 30, 2016 were $6.7 million, compared to $6.9 million for the three months ended September 30, 2015, a decrease of $0.2 million, or 2.9%.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended September 30, 2016 were $46.8 million, compared to $54.1 million for the three months ended September 30, 2015, a decrease of $7.3 million, or 13.5%. This decrease was primarily due to reduced employee related costs.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended September 30, 2016 were $15.9 million, compared to $23.2 million for the three months ended September 30, 2015, a decrease of $7.3 million, or 31.5%. This decrease was primarily due to reduced employee related costs, partially offset by higher professional fees.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended September 30, 2016 were $1.3 million, compared to $2.7 million for the three months ended September 30, 2015, a decrease of $1.4 million, or 51.9%. This decrease was primarily due to lower allocated costs related to professional fees.
Retail Segment. SG&A expenses for our retail segment for the three months ended September 30, 2016 were $29.5 million, compared to $28.0 million for the three months ended September 30, 2015, an increase of $1.5 million, or 5.4%. This increase was primarily due to higher employee related costs including the increase in costs due to the addition of 14 stores during 2015.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2016 was $36.9 million, compared to $31.0 million for the three months ended September 30, 2015, an increase of $5.9 million, or 19.0%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended September 30, 2016 resulting from the completion of the planned major turnaround at the Krotz Springs refinery during the fourth quarter of 2015.
Operating Income (Loss)
Consolidated. Operating loss for the three months ended September 30, 2016 was $3.4 million, compared to operating income of $86.9 million for the three months ended September 30, 2015, a decrease of $90.3 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput, the impacts of commodity swaps and lower asphalt margins, partially offset by the operations of our California renewable fuels project.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $17.4 million for the three months ended September 30, 2016, compared to operating income of $61.5 million for the three months ended September 30, 2015, a decrease of $78.9 million. This decrease was primarily due to lower refinery operating margin, decreased refinery throughput and the impacts of commodity swaps, partially offset by the operations of our California renewable fuels project. We had realized and unrealized gains (losses) on commodity swaps of $(0.1) million for the three months ended September 30, 2016, compared to $12.1 million for the three months ended September 30, 2015.
Refinery operating margin at the Big Spring refinery was $9.22 per barrel for the three months ended September 30, 2016, compared to $16.71 per barrel for the three months ended September 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and increased RINs costs, partially offset by a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads and an increased benefit from the contango market environment which reduced the cost of crude. The average Gulf Coast 3/2/1 crack spread decreased to $13.31 per barrel for the three months ended September 30, 2016, compared to $19.77 per barrel for the three months ended September 30, 2015. The average WTI Cushing to WTI Midland spread widened to $0.31 per barrel for the three months ended September 30, 2016, compared to $(0.72) per barrel for the three months ended September 30, 2015. The average WTI Cushing to WTS spread widened to $0.92 per barrel for the three months ended September 30, 2016, compared to $(1.46) per barrel for the three months ended September 30, 2015. The average Brent to WTI Cushing spread narrowed to $0.74 per barrel for the three months ended September 30, 2016, compared to $3.78 per barrel for the three months ended September 30, 2015. The contango environment for the three months ended September 30, 2016 created an average cost of crude benefit of $0.84 per barrel, compared to an average cost of crude benefit of $0.57 per barrel for the three months ended September 30, 2015. The average RINs cost effect on the Big Spring refinery operating margin was $0.58 per barrel for the three months ended September 30, 2016, compared to $0.27 per barrel for the three months ended September 30, 2015.

Refinery operating margin at the Krotz Springs refinery was $3.42 per barrel for the three months ended September 30, 2016, compared to $6.66 per barrel for the three months ended September 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of the LLS to WTI Cushing spread and increased RINs costs, partially offset by a widening of the WTI Cushing to WTI Midland spread and an increased benefit from the contango market environment which reduced the cost of crude. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2016 was $8.49 per barrel, compared to $12.57 per barrel for the three months ended September 30, 2015. The average LLS to WTI Cushing spread narrowed $2.15 per barrel to $1.74 per barrel for the three months ended September 30, 2016, compared to $3.89 per barrel for the three months ended September 30, 2015. The average Brent to LLS spread narrowed to $(1.92) per barrel for the three months ended September 30, 2016, compared to $(0.26) per barrel for the three months ended September 30, 2015. The average RINs cost effect on the Krotz Springs refinery operating margin was $1.47 per barrel for the three months ended September 30, 2016, compared to $0.74 per barrel for the three months ended September 30, 2015.
Asphalt Segment. Operating income for our asphalt segment was $9.7 million for the three months ended September 30, 2016, compared to $18.5 million for the three months ended September 30, 2015, a decrease of $8.8 million. This decrease was primarily due to reduced gains related to asphalt inventory price adjustments and lower asphalt margins. Operating income was impacted by gains of $1.7 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory. Asphalt margins for the three months ended September 30, 2016 was $93.57 per ton compared to $120.39 per ton for the three months ended September 30, 2015.
Retail Segment. Operating income for our retail marketing segment was $5.2 million for the three months ended September 30, 2016, compared to $7.4 million for the three months ended September 30, 2015, a decrease of $2.2 million, or 29.7%. This decrease was primarily due to increased SG&A expenses and reduced merchandise sales.
Interest Expense
Interest expense was $16.0 million for the three months ended September 30, 2016, compared to $20.7 million for the three months ended September 30, 2015, a decrease of $4.7 million, or 22.7%. This decrease was primarily due to the effect of crude oil prices moving further into contango on our supply and offtake agreements.
Income Tax Expense (Benefit)
Income tax benefit was $5.6 million for the three months ended September 30, 2016, compared to income tax expense of $17.3 million for the three months ended September 30, 2015, a change of $22.9 million. Income tax expense decreased as a result of having a pre-tax loss for the three months ended September 30, 2016 compared to having pre-tax income for the three months ended September 30, 2015. Our effective tax rate was 43.5% for the three months ended September 30, 2016, compared to an effective tax rate of 24.9% for the three months ended September 30, 2015. The higher effective tax rate is primarily due to not having the benefit received from domestic production activity deduction associated with taxable income as well as the impact of the non-controlling interest’s share of Partnership taxable income. These two elements are the primary reason for the effective tax rate being below the statutory rate for the three months ended September 30, 2015.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest primarily consists of the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Net income attributable to non-controlling interest was $1.5 million for the three months ended September 30, 2016, compared to $10.4 million for the three months ended September 30, 2015, a decrease of $8.9 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $8.8 million for the three months ended September 30, 2016, compared to net income of $41.9 million for the three months ended September 30, 2015, a decrease of $50.7 million. This decrease was attributable to the factors discussed above.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Sales
Consolidated. Net sales for the nine months ended September 30, 2016 were $2,902.1 million, compared to $3,555.8 million for the nine months ended September 30, 2015, a decrease of $653.7 million, or 18.4%. This decrease was primarily due to lower refined product prices and lower refinery throughput.

Refining and Marketing Segment. Net sales for our refining and marketing segment were $2,385.6 million for the nine months ended September 30, 2016, compared to $3,036.5 million for the nine months ended September 30, 2015, a decrease of $650.9 million, or 21.4%. This decrease was primarily due to lower refined product prices and lower refinery throughput, partially offset by the operations of our California renewable fuels project.
The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2016 decreased $0.36, or 21.7%, to $1.30, compared to $1.66 for the nine months ended September 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the nine months ended September 30, 2016 decreased $0.43, or 25.6%, to $1.25, compared to $1.68 for the nine months ended September 30, 2015. The average per gallon price of Gulf Coast high sulfur diesel for the nine months ended September 30, 2016 decreased $0.42, or 27.3%, to $1.12, compared to $1.54 for the nine months ended September 30, 2015.
Combined refinery average throughput for the nine months ended September 30, 2016 was 136,730 bpd compared to a combined refinery average throughput of 147,800 bpd for the nine months ended September 30, 2015, a decrease of 7.5%. The reduced throughput at our Big Spring refinery during the nine months ended September 30, 2016 was the result of a reformer regeneration during the first quarter of 2016, which was repeated during the third quarter of 2016. Additionally, throughput was reduced as a result of a catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016 and unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units. The reduced throughput at the Krotz Springs refinery during the nine months ended September 30, 2016 was the result of our election to reduce the crude rate to improve the refinery yield structure, as well as maintenance that was performed on the fluid catalytic cracking unit during the second quarter of 2016.
Asphalt Segment. Net sales for our asphalt segment were $195.4 million for the nine months ended September 30, 2016, compared to $209.0 million for the nine months ended September 30, 2015, a decrease of $13.6 million, or 6.5%. This decrease was primarily due to lower blended asphalt sales prices.
Retail Segment. Net sales for our retail segment were $543.7 million for the nine months ended September 30, 2016, compared to $591.5 million for the nine months ended September 30, 2015, a decrease of $47.8 million, or 8.1%. This decrease was primarily due to lower retail fuel sales prices, partially offset by increased volumes related to the 14 stores acquired in 2015. The retail fuel sales price decreased 17.9% to $1.92 per gallon for the nine months ended September 30, 2016 from $2.34 per gallon for the nine months ended September 30, 2015. Retail fuel sales volume increased 5.4% to 155.0 million gallons for the nine months ended September 30, 2016 from 147.0 million gallons for the nine months ended September 30, 2015.
Cost of Sales
Consolidated. Cost of sales for the nine months ended September 30, 2016 were $2,502.4 million, compared to $2,878.6 million for the nine months ended September 30, 2015, a decrease of $376.2 million, or 13.1%. This decrease was primarily due to lower crude oil prices, lower refinery throughput and lower retail fuel costs, partially offset by higher asphalt sales volumes.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $2,140.2 million for the nine months ended September 30, 2016, compared to $2,506.0 million for the nine months ended September 30, 2015, a decrease of $365.8 million, or 14.6%. This decrease was primarily due to lower crude oil prices and lower refinery throughput, partially offset by the operations of our California renewable fuels project. The average price of WTI Cushing decreased 19.0% to $41.23 per barrel for the nine months ended September 30, 2016 from $50.91 per barrel for the nine months ended September 30, 2015.
Asphalt Segment. Cost of sales for our asphalt segment were $150.1 million for the nine months ended September 30, 2016, compared to $174.1 million for the nine months ended September 30, 2015, a decrease of $24.0 million, or 13.8%. This decrease was primarily due to lower cost of purchased asphalt, partially offset by higher asphalt sales volumes and reduced losses related to asphalt inventory price adjustments.
Retail Segment. Cost of sales for our retail segment were $434.9 million for the nine months ended September 30, 2016, compared to $479.7 million for the nine months ended September 30, 2015, a decrease of $44.8 million, or 9.3%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses were $199.9 million for the nine months ended September 30, 2016, compared to $192.1 million for the nine months ended September 30, 2015, an increase of $7.8 million, or 4.1%.

Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the nine months ended September 30, 2016 were $181.1 million, compared to $170.5 million for the nine months ended September 30, 2015, an increase of $10.6 million, or 6.2%. This increase was primarily due to the operations of our California renewable fuels project and higher maintenance costs at our refineries, partially offset by lower utility costs.
Asphalt Segment. Direct operating expenses for our asphalt segment for the nine months ended September 30, 2016 were $18.8 million, compared to $21.7 million for the nine months ended September 30, 2015, a decrease of $2.9 million, or 13.4%. This decrease was primarily due to lower fixed operating costs during the nine months ended September 30, 2016 as a result of realignment of our asphalt operations during 2015.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the nine months ended September 30, 2016 were $147.1 million, compared to $148.9 million for the nine months ended September 30, 2015, a decrease of $1.8 million, or 1.2%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the nine months ended September 30, 2016 were $53.1 million, compared to $59.5 million for the nine months ended September 30, 2015, a decrease of $6.4 million, or 10.8%. This decrease was primarily due to reduced employee related costs, partially offset by higher professional fees.
Asphalt Segment. SG&A expenses for our asphalt segment for the nine months ended September 30, 2016 were $8.5 million, compared to $7.2 million for the nine months ended September 30, 2015, an increase of $1.3 million, or 18.1%. This increase was primarily due to higher corporate expense allocated to the asphalt segment.
Retail Segment. SG&A expenses for our retail segment for the nine months ended September 30, 2016 were $85.0 million, compared to $81.7 million for the nine months ended September 30, 2015, an increase of $3.3 million, or 4.0%. This increase was primarily due to higher employee related costs including the increase in costs due to the addition of 14 stores in the third quarter of 2015.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2016 was $108.7 million, compared to $94.3 million for the nine months ended September 30, 2015, an increase of $14.4 million, or 15.3%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the nine months ended September 30, 2016 resulting from the completion of the planned major turnaround at the Krotz Springs refinery during the fourth quarter of 2015.
Operating Income (Loss)
Consolidated. Operating loss for the nine months ended September 30, 2016 was $57.7 million, compared to operating income of $242.5 million for the nine months ended September 30, 2015, a decrease of $300.2 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput, lower retail fuel and merchandise margins and the impacts of commodity swaps, partially offset by higher asphalt margins and the operations of our California renewable fuels project.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $83.5 million for the nine months ended September 30, 2016, compared to operating income of $220.7 million for the nine months ended September 30, 2015, a decrease of $304.2 million. This decrease was primarily due to lower refinery operating margins, decreased refinery throughput and the impacts of commodity swaps, partially offset by the operations of our California renewable fuels project. We had realized and unrealized gains on commodity swaps of $0.4 million for the nine months ended September 30, 2016, compared to $49.5 million for the nine months ended September 30, 2015.
Refinery operating margin at the Big Spring refinery was $8.52 per barrel for the nine months ended September 30, 2016, compared to $15.95 per barrel for the nine months ended September 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of the WTI Cushing to WTI Midland spread, partially offset by a widening of the WTI Cushing to WTS spread and an increased benefit from the contango market environment which reduced the cost of crude. The average Gulf Coast 3/2/1 crack spread decreased to $12.57 per barrel for the nine months ended September 30, 2016, compared to $19.08 per barrel for the nine months ended September 30, 2015. The average WTI Cushing to WTI Midland spread narrowed to $0.12 per barrel for the nine months ended September 30, 2016, compared to $0.60 per barrel for the nine months ended September 30, 2015. The average WTI Cushing to WTS spread widened to $0.53 per barrel for the nine months ended September 30, 2016, compared to $0.02 per barrel for the nine months ended September 30, 2015. The average Brent to WTI Cushing spread narrowed to $0.35 per barrel for the nine months ended September 30, 2016, compared to $4.28 per barrel for the nine months ended September 30, 2015. The contango environment for the nine months ended September 30, 2016 created an average cost of crude benefit of $1.39 per barrel compared to an average cost of crude benefit of $1.04 per barrel for the nine months ended September 30, 2015.
Refinery operating margin at the Krotz Springs refinery was $2.94 per barrel for the nine months ended September 30, 2016, compared to $8.05 per barrel for the nine months ended September 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads and increased RINs costs, partially offset by an increased benefit from the contango market environment which reduced the cost of crude. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2016 was $7.73 per barrel, compared to $12.05 per barrel for the nine months ended September 30, 2015. The average LLS to WTI Cushing spread narrowed to $1.79 per barrel for the nine months ended September 30, 2016, compared to $4.27 per barrel for the nine months ended September 30, 2015. The average Brent to LLS spread narrowed to $(1.48) per barrel for the nine months ended September 30, 2016, compared to $0.30 per barrel for the nine months ended September 30, 2015. The average RINs cost effect on refinery operating margin was $1.45 per barrel for the nine months ended September 30, 2016, compared to $1.06 per barrel for the nine months ended September 30, 2015.
Asphalt Segment. Operating income for our asphalt segment was $14.2 million for the nine months ended September 30, 2016, compared to $2.3 million for the nine months ended September 30, 2015, an increase of $11.9 million. This increase was primarily due to reduced losses related to asphalt inventory price adjustments, higher asphalt sales volumes and lower direct operating expenses, partially offset by lower asphalt margins. Operating income was impacted by losses of $0.3 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory. Asphalt margins for the nine months ended September 30, 2016 were $96.25 per ton compared to $106.60 per ton for the nine months ended September 30, 2015.
Retail Segment. Operating income for our retail segment was $14.2 million for the nine months ended September 30, 2016, compared to $21.2 million for the nine months ended September 30, 2015, a decrease of $7.0 million, or 33.0%. This decrease was primarily due to lower merchandise sales, lower merchandise margins and increased SG&A expenses primarily related the addition of 14 stores during 2015. Merchandise margins were 31.4% for the nine months ended September 30, 2016, compared to 32.1% for the nine months ended September 30, 2015.
Interest Expense
Interest expense was $53.1 million for the nine months ended September 30, 2016, compared to $60.0 million for the nine months ended September 30, 2015, a decrease of $6.9 million, or 11.5%. This decrease was primarily due to the effect of crude oil prices moving further into contango on our supply and offtake agreements.
Income Tax Expense (Benefit)
Income tax benefit was $35.4 million for the nine months ended September 30, 2016, compared to income tax expense of $53.1 million for the nine months ended September 30, 2015. Income tax expense decreased as a result of having a pre-tax loss for the nine months ended September 30, 2016 compared to having pre-tax income for the nine months ended September 30, 2015. Our effective tax rate was 35.6% for the nine months ended September 30, 2016, compared to an effective tax rate of 28.4% for the nine months ended September 30, 2015. The lower effective tax rate for the nine months ended September 30, 2015 was the result of having the benefit received from domestic production activity deduction associated with taxable income as well as the impact of the non-controlling interest’s share of Partnership taxable income. These two factors are the primary reason for the effective tax rate being below the statutory rate for the nine months ended September 30, 2015.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest primarily consists of the proportional share of the Partnership’s income attributable to the limited partner interests held by the public. Net income attributable to non-controlling interest was $0.7 million for the nine months ended September 30, 2016, compared to $29.0 million for the nine months ended September 30, 2015, a decrease of $28.3 million.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $64.7 million for the nine months ended September 30, 2016, compared to net income available to stockholders of $105.3 million for the nine months ended September 30, 2015, a decrease of $170.0 million. This decrease was attributable to the factors discussed above.

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
Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$17,761	$176,310
Investing activities	(85,307)	(78,298)
Financing activities	98,221	(74,109)
Net increase in cash and cash equivalents	$30,675	$23,903
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $17.8 million during the nine months ended September 30, 2016, compared to net cash provided by operating activities of $176.3 million during the nine months ended September 30, 2015. The decrease in cash flows provided by operations of $158.5 million was primarily attributable to reduced net income (loss) after adjusting for non-cash items of $185.8 million, increased cash used for inventories of $41.1 million, increased cash used for other non-current liabilities of $10.4 million, increased cash used for prepaid expenses and other current assets of $8.7 million and reduced cash collected on receivables of $17.3 million. These changes were partially offset by reduced cash used for accounts payable and accrued liabilities of $77.5 million and reduced cash used for other assets of $27.3 million during the nine months ended September 30, 2016.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $85.3 million during the nine months ended September 30, 2016, compared to $78.3 million during the nine months ended September 30, 2015. The increase in cash flows used in investing activities of $7.0 million was primarily attributable to higher cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $10.6 million and cash used to acquire a controlling interest in our California renewable fuels project of $7.9 million during the nine months ended September 30, 2016.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $98.2 million during the nine months ended September 30, 2016, compared to $74.1 million net cash used in financing activities during the nine months ended September 30, 2015. The increase in cash flows provided by financing activities of $172.3 million was primarily attributable to lower repayments of $10.0 million on our revolving credit facilities, reduced payments to shareholders and non-controlling interests of $21.6 million and increased cash received on our inventory agreement transactions of $153.4 million, partially offset by reduced cash received from long-term debt agreements of $14.0 million during the nine months ended September 30, 2016.

Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have a credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At September 30, 2016 and December 31, 2015, we had letters of credit outstanding under this facility of $51.9 million and $60.6 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $55.0 million and $55.0 million and letters of credit outstanding of $91.2 million and $48.6 million under this facility at September 30, 2016 and December 31, 2015, respectively.
Convertible Senior Notes. The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2016, the conversion rate was adjusted to 72.504 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a conversion price of approximately $13.79 per share, to reflect cash dividend adjustments. The strike price of the options was adjusted to $13.79 per share and the strike price of the warrants was adjusted to $18.74 per share. Upon a potential change of control, we may have to settle the value of the warrants. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of September 30, 2016, there have been no conversions of the Convertible Notes.
In May 2015, Delek acquired approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. If Delek were to acquire greater than 50.00% of our outstanding common stock, it could require us to settle the full principal amount of the Convertible Notes of $150.0 million and to render a make-whole payment to holders of our Convertible Notes, assuming full conversion. In the event of a conversion, the convertible note options will cover our obligation to render payment under the make-whole provision. Under these circumstances, we could also be required to settle the outstanding warrants, which had a value of approximately $7.0 million as of September 30, 2016. Based on our share price as of September 30, 2016, we would not have to render a make-whole payment as our share price was below the minimum share price per the make-whole provision in the indenture.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure projection for 2016 is $66.0 million, which includes expenditures for catalysts and turnarounds and approximately $10.0 million of special regulatory projects. Approximately $79.3 million has been spent during the nine months ended September 30, 2016, which includes approximately $21.0 million of payments during 2016 for expenditures incurred during 2015.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2016, the market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $2.1 million. At September 30, 2016, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $12.1 million.
As of September 30, 2016, we held 0.6 million barrels of refined products, asphalt and blendstock and 1.1 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the market value of product inventories would have still exceeded LIFO costs by $1.5 million, requiring no inventory adjustment to be made. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have still exceeded LIFO costs, net of the fair value hedged item, by $11.0 million, requiring no inventory adjustment to be made.
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

The following table provides information about our commodity derivative contracts as of September 30, 2016:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	75,700	$45.16	$—	$3,419	$3,647	$228
Forwards-short (Crude)	(494,175)	—	53.14	(26,262)	(27,917)	(1,655)
Forwards-long (Gasoline)	444,811	56.29	—	25,040	26,246	1,206
Forwards-short (Gasoline)	(610,449)	—	57.71	(35,227)	(34,931)	296
Forwards-long (Distillate)	94,363	54.80	—	5,171	5,780	609
Forwards-short (Distillate)	(319,818)	—	59.09	(18,899)	(20,752)	(1,853)
Forwards-short (Jet)	(75,263)	—	57.85	(4,354)	(4,671)	(317)
Forwards-long (Slurry)	25,403	30.46	—	774	808	34
Forwards-long (Catfeed)	215,467	53.56	—	11,540	12,367	827
Forwards-short (Catfeed)	(95,365)	—	53.56	(5,108)	(5,474)	(366)
Forwards-long (Slop)	50,727	35.23	—	1,787	1,969	182
Forwards-short (Slop)	(8,476)	—	40.23	(341)	(372)	(31)
Forwards-short (Propane)	(55,000)	—	19.89	(1,094)	(1,244)	(150)
Forwards-long (Butane)	75,373	27.70	—	2,088	2,244	156
Forwards-short (Asphalt)	(216,212)	—	46.38	(10,028)	(10,809)	(781)
Futures-long (Crude)	630,000	45.89	—	28,911	30,391	1,480
Futures-long (Gasoline)	262,000	57.23	—	14,995	16,100	1,105
Futures-short (Gasoline)	(601,000)	—	57.81	(34,746)	(36,932)	(2,186)
Futures-long (Distillate)	303,000	60.62	—	18,369	19,576	1,207
Futures-short (Distillate)	(35,000)	—	61.33	(2,146)	(2,261)	(115)

Description	Contract Volume	Wtd Avg Contract	Wtd Avg Market	Contract	Market	Gain
of Activity	(barrels)	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-swaps long (LLS-WTI)	270,000	$8.04	$1.53	$2,170	$412	$(1,758)
Futures-swaps short (WTI-Brent)	(990,000)	10.53	1.76	(10,430)	(1,743)	8,687
Futures-swaps long (WTI-Brent)	990,000	4.95	1.76	4,905	1,743	(3,162)
Interest Rate Risk
As of September 30, 2016, $420.9 million, excluding discounts and issuance costs, of our outstanding debt was subject to floating interest rates, of which $240.6 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of September 30, 2016, we had interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately $75.9 million of the outstanding principal of the term loans within the retail credit agreement.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $1.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There can be no assurance that the proposed acquisition of all our outstanding common stock by Delek will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by Delek.
A committee of directors with no affiliation to Delek (the “Special Committee”) of members of the board of directors of Alon was established and has reviewed a number of strategic alternatives, including a potential business combination with Delek. On October 14, 2016, Delek delivered a proposal to the Special Committee to acquire all of our outstanding shares of common stock not already owned by Delek in an all-stock transaction at a fixed exchange ratio of 0.44 shares of Delek common stock for each outstanding share of our common stock. The proposal is subject to the negotiation and execution of a definitive agreement and approval of such definitive agreement and the transactions contemplated thereunder by the board of directors of Delek and the Special Committee, as well as our non-Delek stockholders. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
We cannot predict whether the terms of a potential transaction will be agreed upon by Delek and the Special Committee or whether any such transaction would be approved by our stockholders. We also cannot predict the timing, final structure and other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by Delek. In addition, any changes in the market prices of our common stock could affect whether the Delek, the Special Committee and our stockholders ultimately approve the proposed transaction, or if such approval is granted, the terms on which the proposed transaction is approved.
If a transaction is not agreed upon, approved and consummated for any reason, we may be subject to a number of other risks, including the following:

•
the current market price of our common stock may reflect a market assumption that a transaction will occur and a failure to agree upon, approve and consummate a transaction could result in negative publicity or a negative impression of us in the investment community, and cause a decline in the market price of our common stock and adversely impact our relationships with employees, vendors, creditors and other business partners; and

•	we would continue to face the risks that we currently face as a publicly traded company.
ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	October 31, 2016	By:	/s/ Paul Eisman
Paul Eisman
President and Chief Executive Officer

Date:	October 31, 2016	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)