Form 10-K
period 2016-12-31
Alon USA Energy, Inc.
filed 2017-02-27
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter was $201,820,455 based on the closing price of Alon USA Energy, Inc.’s common stock as reported on the New York Stock Exchange of $6.48.
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of February 21, 2017, was 71,761,117.
Documents incorporated by reference: Proxy statement of the registrant relating to the registrant’s 2017 annual meeting of stockholders, which is incorporated into Part III of this Form 10-K.

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
“Distillates” Primarily diesel, kerosene and jet fuel, as well as light cycle oil.
“EPA” An abbreviation for the U.S. Environmental Protection Agency.
“Feedstocks” Hydrocarbons, such as crude oil, that are processed and blended into refined products.
“Fluid Catalytic Cracking” A process that breaks down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules (LPG, gasoline, light cycle oil, etc.) through the use of a catalytic agent and is used to increase the yield of gasoline. Fluid catalytic cracking uses a catalyst in the form of very fine particles, which behave as a fluid when aerated with a vapor.
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
“HLS” Heavy Louisiana Sweet crude oil; typical API gravity of 33° and sulfur content of 0.35%.
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
“Liquefied Petroleum Gas” or “LPG” Gas mainly composed of propane and butane, which has been liquefied at low temperatures and moderate pressures. The gas is obtainable from refinery gases or after the cracking process of crude oil. At atmospheric pressure, it is easily converted into gas and can be used industrially or domestically.
“LLS” Light Louisiana Sweet crude oil; typical API gravity of 38° and sulfur content of 0.34%.
“Merger Agreement” refers to the Agreement and Plan of Merger, referred to as the “merger agreement”, dated as of January 2, 2017, by and among Delek US Holdings, Inc. (“Delek”), Alon USA Energy, Inc. (“Alon”), Delek Holdco, Inc., a wholly-owned subsidiary of Delek (“HoldCo”), Dione Mergeco, Inc., a wholly-owned subsidiary of HoldCo (“Delek Merger Sub”) and Astro Mergeco, Inc., a wholly-owned subsidiary of HoldCo (“Alon Merger Sub”), under which Delek Merger Sub will merge with and into Delek (the “Delek Merger”), with Delek surviving as a wholly-owned subsidiary of HoldCo, a new holding company formed by Delek, and Astro Mergeco, Inc. will merge with and into Alon (the “Alon Merger”), with Alon surviving. We refer to the Delek Merger and the Alon Merger together as the “Mergers.”
“Naphtha” A hydrocarbon fraction that is used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.
“Nelson complexity” A measure of secondary conversion capacity of a refinery relative to its primary distillation capacity. Generally, more complex refineries have a higher index number.
“New Delek common stock” refers to HoldCo common stock, par value $0.01 per share, to be issued to holders of Alon common stock and Delek common stock upon completion of the Mergers.
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
“Renewable Identification Number (RINs)” A serial number assigned to a batch of biofuel for the purpose of tracking its production, use, and trading as required by the United States Environmental Protection Agency's Renewable Fuel Standard 2 (RFS-2).
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
We are an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. We own 100% of the general partner and 81.6% of the limited partner interests in the Partnership (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, we directly own a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. We also own crude oil refineries in California, which have not processed crude oil since 2012. We own a majority interest in a renewable fuels facility in California, with a throughput capacity of 3,000 bpd. We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate approximately 300 convenience stores which also market motor fuels in Central and West Texas and New Mexico.
We were incorporated in 2000 under Delaware law. Our principal executive offices are located at 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonusa.com.
On January 2, 2017, we, Delek, HoldCo, Parent Merger Sub and Astro Merger Sub entered into the Merger Agreement pursuant to which (i) Parent Merger Sub will, upon the terms and subject to the conditions thereof, merger with and into Delek (the “Parent Merger”), with Delek surviving as a wholly owned subsidiary of Holdco and (ii) Astro Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into Alon (the “Astro Merger” and, together with the Parent Merger, the “Mergers”), with Alon surviving.
In the Parent Merger, each issued and outstanding share of common stock of Delek, par value $0.01 per share (“Delek Common Stock”), or fraction thereof, will be converted into the right to receive one validly issued, fully paid and non-assessable share of Holdco common stock, par value $0.01 per share (“New Common Stock”) or such fraction thereof equal to the fractional share of Delek Common Stock, upon the terms and subject to the conditions set forth in the Merger Agreement.
In the Astro Merger, each issued and outstanding share of common stock of Alon, par value $0.01 per share (“Alon Common Stock”), other than Alon Common Stock held by Delek or any subsidiary of Delek, will be converted into the right to receive 0.504 validly issued, fully paid and non-assessable shares of New Common Stock, upon the terms and subject to the conditions set forth in the Merger Agreement (the “New Stock Issuance”).
The completion of the Mergers is subject to satisfaction or waiver of certain customary closing conditions and is expected to close in the first half of 2017.
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
Business
Our presentation of segment data reflects our following three operating segments: (i) refining and marketing, (ii) asphalt and (iii) retail. Additional information regarding our operating segments and properties is presented in the notes to our consolidated financial statements, included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Refining and Marketing
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana, and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our California refineries have not processed crude oil since 2012. Our refining and marketing segment also includes our majority ownership interest in a renewable fuels facility in California, which has a throughput capacity of 3,000 bpd. We primarily refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States.
Alon USA Partners, LP (NYSE: ALDW)
Alon owns the Big Spring refinery and its integrated wholesale marketing operations through the Partnership. As of December 31, 2016, the common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Partnership, which is a non-economic interest. The Partnership is consolidated within our refining and marketing segment.
Big Spring Refinery
The Big Spring refinery has a crude oil throughput capacity of 73,000 bpd and is located on 1,306 acres in the Permian Basin in West Texas. Major processes at our Big Spring refinery include fluid catalytic cracking, naphtha reforming, vacuum distillation, hydrotreating, aromatic extraction and alkylation.
Our Big Spring refinery has a Nelson complexity of 10.5, which allows us the flexibility to process a variety of crudes into higher-value refined products. Our Big Spring refinery has a sulfur processing capability of approximately two tons per thousand bpd of crude oil capacity, which provides the capability to process significant volumes of high-sulfur, or sour, crude oil to produce a high percentage of light, high-value refined products. Our Big Spring refinery is also capable of processing significant volumes of light, sweet crude as market conditions dictate. All of the crude oil processed at our Big Spring refinery is West Texas crude oil priced in Midland, Texas (“Midland”), which has generally traded at a discount to Cushing, Oklahoma (“Cushing”) prices.
Our Big Spring refinery produces ultra-low sulfur gasoline, ultra-low sulfur diesel, jet fuel, petrochemicals, liquefied petroleum gas, asphalt and other petroleum products. This refinery typically converts approximately 90% of its feedstock into high-value products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 10% primarily converted to asphalt and liquefied petroleum gas. In 2016, this refinery achieved a liquid recovery of 100.0%.
Big Spring Refinery Raw Material Supply
West Texas crudes have historically been transported to Cushing for sale. Over the last few years, strong growth in Permian Basin oil production and logistical constraints with moving oil to end markets had depressed prices for Midland crudes resulting in significant discounts to WTI Cushing. However, new pipeline takeaway capacity to the Texas Gulf Coast has been added to alleviate those constraints. The lower price of crude during 2015 and 2016 has reduced production growth in the Permian Basin, and existing takeaway capacity is sufficient for current oil production. As a result, discounts in Midland crudes relative to WTI Cushing have contracted.
The Big Spring refinery is the closest refinery to Midland, Texas, which allows us to efficiently source WTS and WTI Midland crudes. Additionally, the Big Spring refinery has the ability to source locally-trucked crudes, which enables us to better control quality and eliminate the cost of transporting the crude supply from Midland. During 2016, our Big Spring refinery’s total refinery throughput was comprised of 43.4% WTS, 51.7% WTI Midland and 4.9% blendstocks.
Our Big Spring refinery receives WTS and WTI crudes by truck from local gathering systems and regional common carrier pipelines, such as the Mesa Interconnect, Centurion, Sunrise, Medallion and Navigator pipelines.

Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar. A majority of the natural gas we use to run the refinery is delivered by a pipeline in which we own a 63.0% interest.
Big Spring Refinery Production
Transportation Fuels. We produce various grades of gasoline which comply with the EPA’s current ultra-low sulfur gasoline standard of 30 parts per million including boutique fuels supplied to the El Paso, Texas, and Phoenix, Arizona, markets. We produce both on-road and off-road diesel which complies with the EPA’s ultra-low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications.
Asphalt. Asphalt produced at the Big Spring refinery is sold to our asphalt segment at prices substantially determined by reference to the cost of crude and Rocky Mountain asphalt, which is intended to approximate bulk wholesale market prices.
Petrochemicals, Liquefied Petroleum Gas and Other. We produce propane, propylene, certain aromatics, specialty solvents and benzene for use as petrochemical feedstocks, along with other by-products such as sulfur and carbon black oil.
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
Branded Transportation Fuel Marketing. We sell motor fuels under the Alon brand through various terminals to supply 639 locations, including our convenience stores. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress. In 2016, we sold 315.9 million gallons of gasoline and 87.1 million gallons of diesel as branded fuels, which represented 58% of the gasoline and 25% of the diesel produced at our Big Spring refinery.
We supply substantially all of the retail segment’s motor fuel requirements, which are sold at market prices. In 2016, we sold 153.7 million gallons of gasoline and 26.3 million gallons of diesel to our retail convenience stores, which represented 28% of the gasoline and 8% of the diesel produced at our Big Spring refinery.
Unbranded Transportation Fuel Marketing. We sell motor fuels on an unbranded basis through terminals. Including purchases for resale, in 2016, we sold 139.9 million gallons of gasoline and 245.4 million gallons of diesel as unbranded fuels, which were largely sold through our physically integrated system. These unbranded fuel sales represented 26% of the gasoline and 72% of the diesel produced at our Big Spring refinery.
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
Product Supply Sales. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported through a product pipeline network or truck deliveries. The petrochemical feedstocks and other petroleum products we produce are sold to a wide customer base and transported by truck and railcars.
Distribution Network and Distributor Arrangements. We sell motor fuel to our retail locations and to 21 third-party distributors, who then supply and sell to retail outlets. The supply agreements we maintain with our third-party distributors are generally for three-year terms and usually include 10-day payment terms and contain incentives and penalties based on the consistency of their purchases.
Big Spring Refined Product Pipelines
The product pipelines we utilize to deliver refined products from our Big Spring refinery are linked to the major third-party product pipelines in the geographic area around the Big Spring refinery. These pipelines provide us flexibility to optimize product flows into multiple regional markets. This product pipeline network can also (1) receive additional transportation fuel products from the Gulf Coast, (2) deliver products to the Magellan system, our connection to the Group III, or mid-continent markets, and (3) deliver products to the New Mexico and Arizona markets through third-party systems.

Product Terminals
We primarily utilize three product terminals in Big Spring, Abilene, and Wichita Falls, Texas to market transportation fuels produced at our Big Spring refinery, as well as a terminal in Duncan, Oklahoma. All four of these terminals are physically integrated with our Big Spring refinery through the product pipelines we utilize. The Big Spring, Abilene and Wichita Falls terminals are equipped with truck loading racks. The Duncan, Oklahoma terminal is used for delivering shipments into third-party pipeline systems. We also have direct access to three other terminals located in El Paso, Texas and Tucson and Phoenix, Arizona.
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
Our Krotz Springs refinery has the capability to process substantial volumes of low sulfur, or sweet, crude, which has historically accounted for 100% of the Krotz Springs refinery’s crude oil throughput. This refinery typically converts approximately 90% of its feedstock into high-value finished products such as gasoline and distillates, with the remaining 10% primarily converted to liquefied petroleum gas. This refinery generally achieves a high liquid recovery, which was 101.8% in 2016.
Krotz Springs Refinery Raw Material Supply
The Krotz Springs refinery has access to various types of domestic and foreign crudes via pipeline, barge, rail and truck delivery. We are capable of receiving LLS, HLS and foreign crudes from the EMPCo “Northline System.” The Northline System delivers LLS, HLS and foreign crude oils from the St. James, Louisiana, crude oil terminaling complex. Additionally, the Krotz Springs refinery has the ability to receive crude oil sourced from West Texas. This crude oil is transported through the Amdel pipeline to the Nederland terminal located near the Gulf Coast and from there is transported to the Krotz Springs refinery by barge via the Intracoastal Canal and the Atchafalaya River. As discounts in West Texas crude prices have narrowed, the Krotz Springs refinery has shifted its crude supply to rely less on West Texas crude. The Krotz Springs refinery also receives approximately 20% of its crude by barge and truck from inland Louisiana and Mississippi.
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
Propylene/propane mix is sold via railcar and truck to consumers at Mont Belvieu, Texas, or in adjacent Louisiana markets. Mixed LPGs are shipped to an LPG fractionator at Napoleonville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to the Krotz Springs refinery by truck for blending and sell the isobutane and natural gasoline on a spot basis.

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
On March 1, 2016, we acquired control of the California renewable fuels facility, which initially provides for us to receive approximately 77% of earnings and distributions of the facility. We increased our original 32% ownership and obtained control of the California renewable fuels facility after certain operational milestones were achieved. Our share of earnings and distributions will change upon the achievement of certain cash distribution milestones. In each case following the achievement of cash distribution milestones and assuming no further dilution to any of the members in the facility, our share of earnings and distributions will be reduced to approximately 57% and then be increased to approximately 62%, at which time the percentage will become fixed.
The facility utilizes existing equipment at our southern California refinery and newly installed equipment to convert approximately 3,000 barrels per day of tallow and other feedstocks into renewable fuels, which are drop-in replacements for petroleum-based fuels. These fuels provide the same performance as conventional, petroleum-based fuels. The facility generates environmental credits in the form of renewable identification numbers and California low-carbon fuels standards credits, as well as the blender’s tax credits, when effective. Our California renewable fuels facility began operations in February 2016.
California Refineries Raw Material Supply
Historically, our California refineries received crude oil primarily from common carrier, private carrier and our owned pipelines. We have the capability to receive crude oil by rail at each of the California refineries’ locations. Other feedstocks, including butane and gasoline blendstocks, can be delivered by truck and pipeline. This combination of transportation arrangements allows the California refineries to receive and optimize the crude slate of waterborne domestic and foreign crude oil, along with California crude oil.
California Pipelines/Terminals
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
Supply and Offtake Agreements
J. Aron and Company (“J. Aron”), through arrangements with various oil companies, is one of our largest suppliers of crude oil and one of our largest customers of refined products from our Big Spring, Krotz Springs and California refineries.
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
The Supply and Offtake Agreements also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf.
For additional information on our Supply and Offtake Agreements, see Note 10 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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

We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. Through our asphalt facilities, we are marketing a number of different product formulations, including both polymer modified asphalt and ground tire rubber asphalt. We have an exclusive license to use advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado, and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery.
Asphalt produced at our Big Spring refinery is transferred to our asphalt segment at prices substantially determined by reference to the cost of crude and Rocky Mountain asphalt, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and as ground tire rubber polymer modified or emulsion asphalt to highway construction/maintenance contractors. Sales of asphalt are seasonal with the majority of sales occurring between May and October.
Retail
As of December 31, 2016, we operated 306 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline, diesel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public.
As of December 31, 2016, we had 296 retail convenience store sites that offer various grades of gasoline and diesel under the Alon brand name.
We are the largest 7-Eleven licensee in the United States and have the exclusive right to use the 7-Eleven trade name in substantially all of our existing retail markets and many surrounding areas. We are party to a license agreement with 7-Eleven, Inc. which gives us a perpetual license to use the 7-Eleven trademark, service name and trade name in West Texas and a majority of the counties in New Mexico in connection with our retail store operations. Substantially all of the merchandise sales at our convenience store sites are sold under the 7-Eleven brand name.
Competition
The petroleum refining and marketing industry continues to be highly competitive. Our industry is impacted by competition from integrated multi-national oil companies including ExxonMobil, Chevron and Royal Dutch Shell. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial support and may have a better ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum industry.
Refining and Marketing
Our principal competitors include major independent refining and marketing companies such as Valero, Phillips 66, HollyFrontier and Tesoro. Profitability in the refining and marketing industry depends on the difference between refined product prices and the prices for crude oil and other feedstocks, also referred to as refining margins. Refining margins are impacted by, among other things, levels of crude and refined product inventories, balance of supply and demand, utilization rates of refineries and global economic and political events.
All of our crude oil and feedstocks are purchased from third-party sources, while some of our vertically-integrated competitors have their own sources of crude oil that they may use to supply their refineries. However, our Big Spring refinery is in close proximity to Midland, which is the largest origination terminal for West Texas crude oil. We believe this provides us with transportation cost advantages.
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
Asphalt
We compete in the asphalt market with various refiners including Valero, Tesoro, U.S. Oil, San Joaquin Refining, Ergon and HollyFrontier as well as regional and national asphalt marketing companies that have little or no associated refining operations. The principal factors affecting competitiveness in asphalt markets are cost, supply reliability, consistency of product quality, transportation cost and capability to produce the range of high performance products necessary to meet the requirements of customers.
Retail
Our major retail competitors include Chevron, Murphy USA, Sunoco LP (Stripes® brand), Alimentation Couche-Tard Inc. (Circle K® brand and CST brand), Tesoro and various other independent operators. The principal competitive factors affecting our retail segment are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. We expect to continue to face competition from large, integrated oil companies, as well as from other convenience stores that sell motor fuels. Additionally, national and regional grocery and dry goods retailers such as Wal-Mart, H-E-B, Kroger, Sam’s Club and Costco have motor fuel retail businesses. Many of these competitors are substantially larger than we are and because of their diversity, integration of operations and greater resources may be better able to withstand volatile market conditions and lower profitability because of competitive pricing and lower operating costs.

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
Gasoline and diesel produced at our Big Spring refinery currently meet the low sulfur gasoline and diesel standards. Gasoline produced at our Krotz Springs refinery currently meets the low sulfur gasoline standard. Our Krotz Springs refinery does not manufacture low sulfur diesel. In April 2014, the EPA promulgated new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning on January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. The EPA has approved the Big Spring, Krotz Springs, Paramount and Bakersfield refineries as “small volume refineries” under the Tier 3 rule. We estimate that the capital investment associated with upgrades necessary to meet these new required sulfur levels, on a consolidated basis, will be less than approximately $32 million.
The EPA has issued renewable fuel standards mandates, requiring refiners to blend renewable fuels into the transportation fuels they produce and sell in the United States. To the extent refiners do not or cannot blend renewable fuels into the transportation fuels they produce in the quantities required to satisfy their obligations under the RFS-2 program, those refiners must purchase RINs to demonstrate compliance. Under the RFS-2 program, the volume of renewable fuels that obligated parties are required to blend into their transportation fuels increases annually over time until 2022. The Big Spring and Krotz Springs refineries first became subject to the RFS-2 program in 2013, and the Krotz Springs refinery received a hardship exemption for 2013. The California refineries did not process crude oil during 2013-2016 and as a result were not subject to the RFS-2 requirements. The Big Spring refinery is able to blend renewable fuel into some of its transportation fuels, generating RINs for compliance. In 2016, we were able to meet 79% of the Big Spring refinery’s required renewable volume obligation using RINs separated from renewable fuel blending during the period. The Krotz Springs refinery sells substantially all of its gasoline subject to the RFS-2 program via the Colonial pipeline, which does not accept ethanol-blended products. As a result, we must purchase RINs to satisfy the resulting compliance obligation. Distillates produced at the Krotz Springs refinery are not subject to the requirements of the RFS-2 program.
In February 2017, the Krotz Springs refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2016 calendar year. As a result, we expect to record a reduction in RINs expense of $29.0 million in the first quarter of 2017, based on a weighted average RINs price per gallon of $0.58.
On December 14, 2015, the EPA published a final rule in the Federal Register establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published a final rule in the Federal Register establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. The volumes included in the EPA’s final rules increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so in the December 14, 2015 final rule has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, in the December 14, 2015 final rule, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.
Air Emissions. Conditions may develop that require additional capital expenditures at our refineries, product terminals and retail gasoline stations (operating and closed locations) for compliance with the Clean Air Act and other federal, state and local requirements, including recently promulgated regulations by the EPA. We cannot currently determine the amounts of such future expenditures.
In 2006, the Governor of California signed into law AB 32, the California Global Warming Solutions Act of 2006. Regulations implementing the goals stated in the law, i.e., the reduction of greenhouse gas (“GHG”) emission levels to 1990 levels through a market based “cap-and-trade” program, have been issued. It is expected that AB 32 mandated reductions will require purchase of cap-and-trade allowances or capital expenditures to increase efficiency of our operations and reduce GHG emissions from both stationary and non-stationary sources at our California refineries and possibly our other California terminals.

In January 2015, California’s cap-and-trade program to limit emissions of GHG began to apply to California fuel suppliers whose annual emissions exceeded 25,000 metric tons of GHG in any year from 2011-2014. Under the program, covered entities must reduce the GHG emissions associated with their products or purchase GHG reduction credits.
In September 2015, California regulators re-adopted the state’s low-carbon fuel standard (“LCFS”) which requires fuel producers to reduce the carbon intensity of transportation fuels used in California by at least 10% by 2020. Under the program, fuel producers must reduce the carbon emissions associated with their products or purchase carbon reduction credits. The cost to purchase GHG reduction credits are passed through as a surcharge within the California market-place.
In September 2016, the Governor of California signed into law SB 32, requiring the State to reduce its GHG emissions to at least 40% below 1990 levels by 2030. The law does not specify how California will achieve these additional reductions, but it may require further reductions in GHG emissions from our California refineries and our other California terminals.
While it is possible that the federal government will adopt some form of federal mandatory cap-and-trade GHG emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time.
The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act including rules that require a reduction in emissions of GHGs from motor vehicles and another rule that established GHG emissions thresholds that determine when certain stationary sources must obtain construction or operating permits under the Clean Air Act. Under these rules, facilities already subject to the Prevention of Significant Deterioration and Title V operating permitting process that increase their emissions of GHGs by 75,000 tons per year are required to limit GHG emissions through application of control technology, known as “Best Available Control Technology.”
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
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. According to the EPA, as of September 2016, approximately 95% of the nation’s refinery capacity is under lodged or entered “global” settlements. The Big Spring refinery is currently in negotiations with the EPA under the initiative. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that we would be required to pay a civil penalty, install air pollution controls, and enhance certain operations in consideration for a broad release from liability. At this time, we expect the costs and controls or civil penalties to be comparable to other settling refineries. The civil penalty will likely exceed $100,000 and other costs that may be required under the settlement for pollution controls or environmentally beneficial projects could be significant.
The Krotz Springs and Bakersfield refineries were subject to “global settlements” with the EPA under the National Petroleum Refining Initiative, when we acquired them. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, the refineries secured broad releases of liability that provide immunity from enforcement actions for alleged past non-compliance under each of the Clean Air Act programs covered by the consent decree. The Krotz Springs refinery has completed its obligations under the consent decree, other than ongoing reporting obligations that continue until the consent decree is terminated.
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
In May 2013, the EPA issued a partial compliance evaluation report to the Big Spring refinery related to an inspection of the refinery’s compliance with the Clean Air Act’s Risk Management Program conducted in March 2013 and requested that we enter into a settlement agreement with the agency. Settlement discussions with the EPA are ongoing, and the costs of any such settlement or enforcement, if finalized, are not expected to be material.

Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery and terminals system. We spent $1.0 million in 2016 for remediation costs, and we estimate an additional $0.8 million will be spent during 2017. We are also remediating historical soil and groundwater contamination at the Abilene, Southlake and Wichita Falls, Texas, terminals that were in existence at the time they were acquired. As a result of the completed remediation efforts, we have submitted a request to TCEQ requesting closure of the wells at the Southlake terminal.
We are currently engaged in four separate remediation projects in the Los Angeles, California, area. Two projects focus on clean-up efforts in and around the Paramount refinery and the Lakewood Tank Farm. Our Paramount subsidiary shares the cost of both these remediation projects with a prior owner. We also have remediation projects at the Long Beach refinery and Pipeline 145 that existed at the time of our acquisitions. In 2016, a total of $1.5 million was spent for all four of these remediation projects of which our portion was $0.9 million. We estimate that an additional $2.2 million will be spent in 2017 with our portion being $1.5 million.
We have an environmental insurance policy related to our Long Beach refinery, which expires in 2017, that provides us coverage for both known and unknown conditions existing at the refinery at the time of our acquisition for off-site, third-party bodily injury and property damage claims. The policy limit on a per occurrence and aggregate basis is $15.0 million and has a per occurrence deductible of $0.5 million.
We are currently remediating historical soil and groundwater contamination at our Richmond Beach, Washington, asphalt terminal. We spent $0.2 million in 2016 for remediation costs and we estimate an additional $0.6 million will be spent during 2017.
In conjunction with our acquisition of the Bakersfield refinery in June 2010, we entered into an indemnification agreement with a prior owner for remediation expenses of conditions that existed at the Bakersfield refinery on the acquisition date. We were required to make indemnification claims to the prior owner by March 15, 2015. We spent $0.9 million in 2016 for these remediation costs, and we estimate that an additional $0.9 million will be spent during 2017.
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
The Petroleum Marketing Practices Act (“PMPA”) is a federal law that governs the relationship between a refiner and a distributor. Under the PMPA, the refiner permits a distributor to use a trademark in connection with the sale or distribution of motor fuel. We may not terminate or fail to renew branded distributor contracts unless certain enumerated preconditions or grounds for termination or non-renewal are met and we also comply with the prescribed notice requirements.

Employees
As of December 31, 2016, we had approximately 2,830 employees. Approximately 640 employees worked in our refining and marketing segment, of which approximately 490 were employed at our refineries and approximately 150 were employed at our corporate offices in Dallas, Texas. Approximately 90 employees worked in our asphalt segment and approximately 2,100 employees worked in our retail segment.
Approximately 210 employees worked at our Big Spring refinery, approximately 135 of whom are covered by a collective bargaining agreement that expires in April 2019. None of the employees in our asphalt segment, retail segment or in our corporate offices are represented by a union. We consider our relations with our employees to be satisfactory.
Properties and Insurance
Our principal properties are described above under the captions “Refining and Marketing,” “Asphalt” and “Retail” in the “Business” section of Item 1. We believe that our properties and facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business.
As of December 31, 2016, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. For additional information on our leases, see Note 22 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Our property damage and business interruption insurance policies that cover substantially all of our properties have a combined limit of $950 million. Claims for physical damage at our refineries and asphalt terminals are subject to a $10 million deductible. The business interruption insurance policies that cover our Big Spring and Krotz Springs refineries have a $550 million limit and are subject to a 45-day waiting period. This discussion excludes our retail assets and the California renewable fuels facility, which have different coverages and deductibles.
We maintain third-party liability insurance policies that cover third-party claims with a $300 million limit, except for our California renewable fuels facility that has a $350 million limit, subject to a $5 million deductible.
Executive Officers of the Registrant
Our current executive officers and key employees (identified by an asterisk), their ages as of February 1, 2017, and their business experience during at least the past five years are set forth below.

Name	Age	Position
Alan Moret	62	Interim Chief Executive Officer
Shai Even	48	Senior Vice President and Chief Financial Officer
Claire A. Hart	61	Senior Vice President
Michael Oster	45	Senior Vice President of Mergers and Acquisitions
Jimmy C. Crosby	57	Senior Vice President of Refining
James Ranspot	46	Senior Vice President, General Counsel and Secretary
Scott Rowe	58	Senior Vice President of Asphalt Marketing
Jeff Brorman*	48	Vice President of Refining — Big Spring
Gregg Byers*	62	Vice President of Refining — Krotz Springs
Kyle McKeen*	53	President and Chief Executive Officer of Alon Brands
Josef Lipman*	71	President and Chief Executive Officer of SCS
Set forth below is a brief description of the business experience of each of the executive officers and key employees listed above.
Alan Moret was appointed Interim Chief Executive Officer in January 2017. Mr. Moret served as our Senior Vice President of Supply from August 2008 to January 2017. Mr. Moret served as our Senior Vice President of Asphalt Operations from August 2006 to August 2008, with responsibility for asphalt operations and marketing at our refineries and asphalt terminals. Prior to joining Alon, Mr. Moret was President of Paramount Petroleum Corporation from November 2001 to August 2006. Prior to joining Paramount Petroleum Corporation, Mr. Moret held various positions with Atlantic Richfield Company, most recently as President of ARCO Crude Trading, Inc. from 1998 to 2000 and as President of ARCO Seaway Pipeline Company from 1997 to 1998.
Shai Even has served as a Senior Vice President since August 2008 and as our Chief Financial Officer since December 2004. Mr. Even served as a Vice President from May 2005 to August 2008 and Treasurer from August 2003 until March 2007. Prior to joining Alon, Mr. Even served as Chief Financial Officer of DCL Technologies, Ltd. from 1996 to July

2003 and prior to that worked for KPMG LLP from 1993 to 1996. Mr. Even has also been a director of Alon Refining Krotz Springs, Inc. since July 2008 and Alon Brands, Inc. since November 2008. Mr. Even was selected to serve as President, Chief Financial Officer and a director of the general partner of the Partnership because of his financial education and expertise, financial reporting background, public accounting experience, management experience and detailed knowledge of our operations. Mr. Even stepped down as a director of the general partner of the Partnership in November 2012.
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
Jimmy C. Crosby has served as our Senior Vice President of Refining since November 2012. Mr. Crosby served as Vice President of Refining - Big Spring since January 2010, with responsibility for operations at the Big Spring Refinery. Prior to this, Mr. Crosby served as Vice President of Refining - California Refineries from March 2009 until January 2010, as Vice President of Refining and Supply from May 2007 to March 2009, as Vice President of Supply and Planning from May 2005 to May 2007 and as General Manager of Business Development and Planning from August 2000 to May 2005. Prior to joining Alon, Mr. Crosby worked with FINA from 1996 to August 2000 where he last held the position of Manager of Planning and Economics for the Big Spring refinery.
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
Risks Related to the Mergers
The ability of Delek and Alon to complete the Mergers is subject to a number of conditions, including the absence of antitrust or other challenges from governmental entities, which could delay or cause us to abandon the Mergers.
In connection with Delek’s acquisition of approximately 48% of Alon’s common stock in May 2015, Notification and Report Forms required by the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) were filed with the Department of Justice and the Federal Trade Commission. The Federal Trade Commission granted early termination of the applicable HSR Act waiting period to the parties in May 2015 and renewed this antitrust approval in May 2016. However, this antitrust approval expires on May 2, 2017. If the Alon Merger is not completed prior to May 2, 2017, an additional antitrust filing with the Department of Justice and Federal Trade Commission will be required. If an additional antitrust filing is required, we cannot assure that this antitrust approval will be granted on terms and conditions acceptable to Delek and Alon, if at all. In addition, we cannot assure you that a challenge to the Mergers will not be made or that, if a challenge is made, it will not succeed.
Regardless of whether an additional antitrust filing is required upon expiration of the existing antitrust approval, completion of the Mergers is subject to the fulfillment of a number of other conditions which make the completion and timing of the transaction uncertain. These conditions include, among others, conditions that the New Delek share issuance proposal be approved by the affirmative vote of a majority of the votes cast by holders of shares of Delek common stock present in person or represented by proxy and entitled to vote at the Delek special meeting; that the Alon merger proposal be approved by the affirmative vote of the holders of the majority of the outstanding shares of Alon common stock and the affirmative vote of the holders of a majority of the issued and outstanding shares of Alon common stock beneficially owned by the holders of Alon common stock other than the Delek, HoldCo, Delek Merger Sub, Alon Merger Sub and their affiliates; the registration statement on Form S-4 registering the shares of New Delek common stock to be issued in connection with the transaction, be declared effective by the SEC and no stop order suspending effectiveness of the registration be in effect; the NYSE approve the listing of such shares for trading on the NYSE; and no order, decree or injunction of any court or agency of competent jurisdiction or law be in effect that enjoins or otherwise prohibits the Mergers. These conditions may not be fulfilled, and if this occurs, the Mergers may not be completed. In addition, if the Mergers are not completed by October 2, 2017, either Delek or Alon may choose not to proceed with the Mergers, and the parties can mutually decide to terminate the merger agreement at any time prior to the consummation of the Mergers, before or after stockholder approval. In addition, Delek or Alon may elect to terminate the merger agreement in certain other circumstances.
Any delay in completing the Mergers may reduce or eliminate the expected benefits from the transaction.
The Mergers are subject to a number of conditions beyond Delek’s and Alon’s control that may prevent, delay or otherwise materially adversely affect its completion. Delek and Alon cannot predict whether and when these other conditions will be satisfied. There can be no assurance that either Delek or Alon or both parties will waive any condition to closing that is not satisfied. Furthermore, the requirements for obtaining the required clearances and approvals and the time required to satisfy any other conditions to the closing could delay the completion of the Mergers for a significant period of time or prevent the transaction from occurring. Any delay in completing the Mergers could cause Delek not to realize some or all of the benefits that it expects to achieve if the Mergers are successfully completed within the expected timeframe.
Failure to complete the Mergers could negatively impact the stock prices and the future business and financial results of Delek and Alon.
If the Mergers are not completed, the ongoing businesses of Delek or Alon may be adversely affected and Delek and Alon will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay a termination fee of $20 million, in the case of a payment by Delek to Alon, and $15 million, in the case of a payment by Alon to Delek;

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the focus of management of each of the companies on the Mergers instead of on pursuing other opportunities that may be beneficial to each company.
If the Mergers do not occur, Delek and Alon may incur these costs without realizing any of the benefits of the Mergers being completed. In addition, if the Mergers are not completed, Delek and/or Alon may experience negative reactions from the financial markets and from their respective customers and employees. Delek and/or Alon could also be subject to litigation related to any failure to complete the Mergers or to enforcement proceedings commenced against Delek or Alon to perform their respective obligations under the merger agreement. If the Mergers are not completed, Delek and Alon cannot assure their respective stockholders that these risks will not materialize or will not materially affect the business, financial results and stock prices of Alon or Delek.
The Merger Agreement contains provisions that could discourage a potential competing acquiror from making a competing acquisition proposal.
The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the ability of Alon to initiate, solicit, knowingly encourage or facilitate competing third-party proposals of offers to acquire all or a significant part of Alon. Further, even if the board of directors of Alon withdraws or modifies its recommendation of the Alon merger proposal, it will still be required to submit the matter to a vote of the Alon stockholders at the Alon special meeting unless the merger agreement is terminated in accordance with its terms. In addition, Delek generally has an opportunity to offer to modify the terms of the Alon Merger and the merger agreement in response to any competing acquisition proposals (as defined in the merger agreement) that may be made before the board of directors of Alon may withdraw or modify its recommendation. In some circumstances, upon termination of the merger agreement, one of the parties may be required to pay a termination fee to the other party. Delek is subject to similar “no shop provisions” with respect to competing third-party proposals to acquire all or a significant part of Delek.
These provisions could discourage a potential competing acquiror from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Mergers, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
The Mergers will involve substantial costs.
Delek and Alon have incurred and expect to continue to incur substantial costs and expenses relating directly to the Mergers, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to integration planning activities, regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the Mergers are not completed, Delek and Alon will have incurred substantial expenses and devoted substantial management time for which no ultimate benefit will have been received by either company.
The pendency of the Mergers and related uncertainty could adversely affect the relationships of Delek and Alon with employees, customers, commercial partners, financing parties and other third parties.
Uncertainty about the effect of the Mergers on employees, customers, commercial partners and other third parties may have an adverse effect on Alon and Delek. These uncertainties may cause customers, suppliers, commercial partners, financing parties and others that deal with Alon or Delek to seek to change, delay or defer decisions with respect to existing or future business relationships. Retention, hiring and motivation of certain current and prospective employees by Alon or Delek may be challenging while the Mergers are pending, as they may experience uncertainty about their future roles with Alon or Delek. If key employees, customers, suppliers, commercial partners, financing parties and other third parties terminate or change, or seek to terminate or change, their existing relationships with Alon or Delek, Alon’s business or Delek’s business, and the combined company’s business as a result, could be harmed.
The consummation of the Alon Merger may permit counterparties to other agreements to terminate those agreements.
Alon is party to certain agreements that give the counterparties to such agreements, including investors and commercial partners, certain rights, including notice, consent and other rights in connection with “change of control” transactions or otherwise, that may give rise to a default by Alon under the agreements or a right by the counterparty to terminate the agreement. Under certain of these agreements, the Alon Merger may constitute a “change of control” or otherwise give rise to consent or termination rights and, therefore, the counterparties may assert their rights in connection with the Alon Merger and claim a default of the agreement by Alon and/or terminate the agreements, which may adversely affect business and operations of Delek and the value of the New Delek common stock following the Mergers.

Legal proceedings against Delek or Alon could result in an injunction preventing the completion of the Mergers or a judgment resulting in the payment of damages.
If any litigation challenging the Mergers are brought and not resolved, the lawsuits could prevent or delay completion of the Mergers and result in substantial costs to Delek and Alon, including any costs associated with the indemnification of its respective directors and officers. One condition to closing the Mergers is that no order, decree or injunction of any court or agency of competent jurisdiction be in effect that enjoins, prohibits or makes illegal consummation of any of the transactions, and no legal proceeding by any governmental authority with respect to the Mergers or other transactions be pending that seeks to restrain, enjoin, prohibit or delay consummation of the Mergers or imposes any material restrictions on the transactions contemplated by the merger agreement. If any lawsuit is filed challenging the Mergers and is successful in obtaining an injunction preventing the parties to the merger agreement from consummating the Mergers, such injunction may delay or prevent the Mergers. As such, if plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Mergers or the other transactions contemplated by the merger agreement, then such injunction may prevent the Mergers from being completed, or from being completed within the expected timeframe.
The defense or settlement of any legal proceedings or future litigation could be time-consuming and expensive, divert the attention of Delek management and/or Alon management away from their regular business, and, if any one of these legal proceedings or any future litigation is adversely resolved against either Delek or Alon, could have a material adverse effect on their respective financial condition, results of operations or liquidity of Delek or the combined company if resolved after the Mergers are completed.
Until the completion of the Mergers or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, Delek and Alon are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Delek or Alon and their respective stockholders.
Until the Merger is completed, the Merger Agreement restricts each of Delek and Alon from taking specified actions without the consent of the other party, and requires each of Delek and Alon to operate in the ordinary and usual course of business consistent with past practice. Alon is subject to a number of customary interim operating covenants relating to, among other things, its capital expenditures, incurrence of indebtedness, entry into or amendment of certain types of agreements, equity grants and changes in director, employee, independent contractor and consultant compensation. These restrictions may prevent Delek and/or Alon from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Mergers.
Risks Related to the Business
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
We select grades of crude oil to process based, in part, on each individual refinery’s configuration and operating units. Our profitability is partially derived from our ability to purchase and process crude oil feedstocks that are less expensive than those processed by competing refiners. We quantify this differential in crude prices by comparing our crude acquisition price with benchmark crude oil grades such as WTI. Crude oil differentials can vary significantly depending on overall economic conditions, trends and conditions within the markets for crude oil and refined products, and infrastructure constraints. An adverse change in these differentials affecting one or more of our refineries could have a negative impact on our earnings.
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

Midland crude discounts, compared to WTI-Cushing, could contract, which would adversely affect our profitability.
Over the last three years, pipeline capacity additions and expansions have significantly increased takeaway capacity from the Permian Basin. Meanwhile, the lower crude price environment in 2015 and 2016 has slowed production growth in the region. For these reasons, takeaway capacity from the Permian Basin is adequate for current oil production. As such, we may not be able to purchase WTS and WTI at discounted prices to Cushing as we have historically and any discount to Cushing may decrease, which could adversely impact our earnings and profitability.
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
Our retail operations compete with numerous convenience stores, gasoline service stations, supermarket chains, drug stores, fast food operations and other retail outlets. Increasingly, national high-volume grocery and dry-goods retailers, such as Wal-Mart, are entering the gasoline retailing business. Many of these competitors are substantially larger than we are. Because of their diversity, integration of operations and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could adversely affect our profit margins. Additionally, our convenience stores could lose market share, relating to both gasoline and merchandise, to these and other retailers, which could adversely affect our business, results of operations and cash flows. Our convenience stores compete in large part based on their ability to offer convenience to customers. Consequently, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and reduced sales and profitability at affected stores.
The wholesale motor fuel distribution industry is characterized by intense competition and fragmentation, and our failure to effectively compete could adversely affect our business and results of operations.
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
Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash to fund our working capital requirements, capital expenditures, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, we cannot assure you that any such alternatives would be feasible or prove adequate.
Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refineries at full capacity.
Changes in our credit profile could affect the way crude oil and other suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refinery at full capacity. A failure to operate our refinery at full capacity could adversely affect our profitability and cash flows. Alternatively, these more burdensome payment terms may require us to incur additional indebtedness under our revolving credit facility, which could increase our interest expense and adversely affect our cash flows.
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
We have supply and offtake agreements with J. Aron, who is one of our largest suppliers of crude oil and one of our largest customers of refined products from our refineries. In the future, we could purchase up to 100% of our supply needs at each of our refineries from J. Aron pursuant to these agreements. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination or expiration of these agreements, which may be terminated by J. Aron as early as May 2018. Relying on J. Aron’s ability to honor its fuel requirements purchase obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity. In addition, we may be required to use substantial capital to repurchase inventories from J. Aron upon termination or expiration of these agreements, which could have a material adverse effect on our financial condition.
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
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. According to the EPA, as of September 2016, approximately 95% of the nation’s refinery capacity is under lodged or entered “global” settlements. The Big Spring refinery is currently in negotiations with the EPA under the initiative. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that we would be required to pay a civil penalty, install air pollution controls, and enhance certain operations in consideration for a broad release from liability. At this time, we expect the costs of controls or civil penalties to be comparable to other settling refiners. The civil penalty will likely exceed $100,000 and other costs that may be required under the settlement for pollution controls or environmentally beneficial projects could be significant and collectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, in March 2014, the EPA announced final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning as early as January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. The EPA has approved the Big Spring, Krotz Springs, Paramount, and Bakersfield refineries as “small volume refineries” under the Tier 3 rule. We estimate that the capital investment associated with upgrades necessary to meet these new required sulfur levels will be less than approximately $32 million. Also, the Petroleum Refinery Sector Risk and Technology Review, which was published in the Federal Register on December 1, 2015, places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. We are currently assessing the costs of compliance with the EPA’s final rule. We are not able to predict the impact of other new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced but we may incur increased operating costs and capital expenditures to comply, which could be material. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and a reduced demand for our refining services.
In December 2009 the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act, such as rules that require a reduction in GHG emissions from motor vehicles. Another rule requires facilities already subject to the Prevention of Significant Deterioration and Title V operating permitting programs that increase their GHG emissions by 75,000 tons per year to limit GHG emissions through control technology, known as “Best Available Control Technology.” The EPA has also adopted rules that require specified large GHG emission sources in the United States, including petroleum refineries, to monitor and report GHG emissions on an annual basis.
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
We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our refineries, terminals and convenience stores. We anticipate spending $6.6 million in investigation and remediation expenses over the next 15 years in connection with historical soil and groundwater contamination at our Big Spring refinery and the Abilene, Southlake and Wichita Falls terminals, which we formerly owned and operated. We anticipate spending an additional $35.6 million in investigation and remediation expenses in connection with our California refineries and terminals over the next 15 years. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties and third-party suits alleging personal injury and property damage. Joint and several strict liability may be incurred in connection with such releases of petroleum hydrocarbons, hazardous substances and/or wastes. Although we have sold two of our pipelines pursuant to a transaction with Sunoco, we have agreed, subject to certain limitations, to indemnify Sunoco for costs and liabilities that may be incurred by Sunoco as a result of environmental conditions existing at the time of the sale. If we are forced to incur costs or pay liabilities in connection with such releases and contamination or any associated third-party proceedings and investigations, or in connection with any of our indemnification obligations to Sunoco, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.

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
The renewable fuels standards program may reduce demand for the petroleum fuels we produce and could result in significant compliance costs, which could have a material adverse effect on our results of operations and financial condition.
The EPA has issued renewable fuel standards mandates, requiring refiners to blend renewable fuels into the transportation fuels they produce and sell in the United States. To the extent refiners do not or cannot blend renewable fuels into the transportation fuels they produce in the quantities required to satisfy their obligations under the RFS-2 program, those refiners must purchase RINs to demonstrate compliance. Under the RFS-2 program, the volume of renewable fuels that obligated parties are required to blend into their transportation fuels increases annually over time until 2022. The Big Spring and Krotz Springs refineries first became subject to the RFS-2 program in 2013, and the Krotz Springs refinery received a hardship exemption for 2013. The California refineries did not process crude oil during 2013-2016 and as a result were not subject to the RFS-2 requirements. The Big Spring refinery is able to blend renewable fuel into some of its transportation fuels, generating RINs for compliance. The Krotz Springs refinery sells substantially all of its gasoline subject to the RFS-2 program via the Colonial pipeline, which does not accept ethanol-blended products. As a result, we must purchase RINs to satisfy the resulting compliance obligation. Distillates produced at the Krotz Springs refinery are not subject to the requirements of the RFS-2 program. Our total RINs costs for 2016 and 2015 were $51.0 million and $35.1 million, respectively.
On December 14, 2015, the EPA published a final rule in the Federal Register establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published a final rule in the Federal Register establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. The volumes included in the EPA’s final rules increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so in the December 14, 2015 final rule has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, in the December 14, 2015 final rule, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs. The price of RINs has been extremely volatile and has increased over the last year. If the price of RINs increases, as predicted by the EPA, the impact could be material. We cannot predict the future prices of RINs and, thus, the expenses related to RINs compliance have the potential to be material. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries’ product pool. If the demand for our transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, it could have an adverse effect on our business, results of operations and cash flows.
Loss of or reductions to tax incentives for biodiesel production may have a material adverse effect on the earnings, profitability and cash flows relating to our California renewable fuels facility.
The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our California renewable fuels facility is the federal blender’s tax credit. The blender’s tax credit provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blender’s tax credit came into existence on January 1, 2005, and had been continuously reinstated until it expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. Since that time, the blender’s tax credit has expired on several occasions, only to be reinstated on a retroactive basis. Most recently, the blender’s tax credit expired on December 31, 2016. Congress has not taken action to reinstate the blender’s tax credit.

It is uncertain what action, if any, Congress may take with respect to reinstating the blender’s tax credit or when such action might be effective. If Congress does not reinstate the credit, it may result in a material adverse effect on the earnings, profitability and cash flows relating to our California renewable fuels facility.
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
We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities. Our property damage and business interruption insurance policies that cover substantially all of our properties have a combined limit of $950 million. Claims for physical damage at our refineries and asphalt terminals are subject to a $10 million deductible. The business interruption insurance policies that cover our Big Spring and Krotz Springs refineries have a $550 million limit and are subject to a 45-day waiting period. At all of our facilities, including the Big Spring and Krotz Springs refineries, we are fully exposed to all losses in excess of the applicable limits and sub-limits, a $10 million deductible due to property damage and for losses due to business interruptions of fewer than 45 days.

This discussion excludes our retail assets and the California renewable fuels facility, which have different coverages and deductibles.
We maintain third-party liability insurance policies that cover third-party claims with a $300 million limit, except for our California renewable fuels facility that has a $350 million limit, subject to a $5 million deductible. We are fully exposed to third-party claims in excess of the applicable limit and sub-limits and a $5 million deductible.
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
We rely on information technology systems across our operations, including management of our supply chain, point of sale processing at our retail sites and various other processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information.
In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. These standards for determining the required controls applicable to these systems are mandated by credit card issuers and administered by the Payment Card Industry Security Standards Counsel and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to comply with the Payment Card Industry Data Security Standards (PCI-DSS) at all our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.
In recent years, several retailers have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with us, or expose us to litigation from customers or sanctions for violations of the PCI-DSS. In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts similar to that of our retail operations. These disruptions could range from inconvenience in accessing business information to a disruption in our refining operations. Cost increases may be incurred in this area to combat the continued escalation of cyber-attacks and/or disruptive criminal activity.
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
Our information technology systems and network infrastructure may be subject to unauthorized access or attack, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. There can be no assurance that our infrastructure protection technologies and disaster recovery plans can prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations.
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
As of December 31, 2016, we employed approximately 210 people at our Big Spring refinery, approximately 135 of whom were covered by a collective bargaining agreement that expires in April 2019. Our current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operations and financial condition.
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
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter is not currently scheduled for trial. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
The following table sets forth the quarterly high and low sales prices of our common stock and dividends issued during each quarterly period within the two most recently completed fiscal years:

	Sales Prices of our Common Stock		Dividends per Common Share
Quarterly Period	High	Low

2016
Fourth Quarter	$11.94	$6.98	$0.15
Third Quarter	8.74	5.86	0.15
Second Quarter	11.75	5.92	0.15
First Quarter	15.09	9.20	0.15
2015
Fourth Quarter	$19.84	$14.65	$0.15
Third Quarter	23.29	16.95	0.15
Second Quarter (1)	19.09	15.41	0.15
First Quarter	17.15	10.28	0.10
_______________________

(1)	Beginning in the second quarter of 2015, our board of directors increased the regular quarterly cash dividend from $0.10 per common share to $0.15 per common share.
On February 23, 2017, our board of directors approved the regular quarterly cash dividend of $0.15 per share on our common stock, payable on March 17, 2017, to holders of record at the close of business on March 9, 2017.
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
Holders
As of February 21, 2017, there were 40 common stockholders of record.
Recent Sales of Unregistered Securities
In June 2012, Alon amended a shareholder agreement among Alon, Jeff Morris, a former executive, and two of our subsidiaries Alon Assets, Inc. (“Alon Assets”) and Alon Operating, Inc. (“Alon Operating”), pursuant to which the non-voting shares of Alon Assets and Alon Operating held by Mr. Morris could be exchanged for shares of our common stock in quarterly installments over a five-year period. In November 2012, Alon Assets and Alon Operating were merged, with Alon Assets being the surviving entity.
The following issuances of shares of our common stock occurred during the December 31, 2016 fiscal year pursuant to the agreement described above:

	Exchange Date	Number of Shares Issued
Jeff D. Morris	January 11, 2016	116,347
	April 11, 2016	116,347
	July 11, 2016	116,347
	October 11, 2016	116,347
The issuances of the shares of common stock to Mr. Morris reflected above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
The following performance graph compares the cumulative total stockholder return on our common stock as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group as selected by management for the cumulative five-year period from December 31, 2011 to December 31, 2016, assuming an initial investment of $100 dollars and the reinvestment of all dividends, if any. The peer group is comprised of HollyFrontier Corporation (NYSE: HFC), Tesoro Corporation (NYSE: TSO), Valero Energy Corporation (NYSE: VLO), Delek US Holdings, Inc. (NYSE:DK), Western Refining, Inc. (NYSE:WNR) and CVR Energy, Inc. (NYSE:CVI). The stock performance shown on the graph below is historical and not necessarily indicative of future price performance.

	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016
Alon	$100.00	$210.76	$197.24	$156.68	$189.75	$155.55
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	192.03	273.97	273.86	364.52	346.41

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected historical consolidated financial data as of and for each of the five years ending December 31, 2016. The selected historical consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The following selected historical consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$3,913,404	$4,338,152	$6,779,456	$7,046,381	$8,017,741
Loss on impairment of goodwill (1)	—	(39,028)	—	—	—
Operating income (loss)	(67,410)	203,409	201,572	149,433	269,475
Net income (loss) available to stockholders	(82,805)	52,751	38,457	22,986	79,134
Earnings (loss) per share, basic	$(1.17)	$0.76	$0.56	$0.33	$1.29
Weighted average shares outstanding, basic	70,739	69,772	68,985	63,538	57,501
Earnings (loss) per share, diluted	$(1.17)	$0.75	$0.55	$0.32	$1.24
Weighted average shares outstanding, diluted	70,739	70,714	69,373	64,852	63,917
Cash dividends per common share	$0.60	$0.55	$0.53	$0.38	$0.16

BALANCE SHEET DATA:
Cash and cash equivalents	$136,302	$234,127	$214,961	$224,499	$116,296
Working capital	40,647	78,694	126,665	60,863	87,242
Total assets	2,110,159	2,176,138	2,191,644	2,235,024	2,211,061
Total debt	527,966	555,962	554,457	602,132	574,504
Total debt less cash and cash equivalents	391,664	321,835	339,496	377,633	458,208
Total equity	582,413	664,160	673,778	625,404	621,186
_________________

(1)	During the year ended December 31, 2015, we recognized a goodwill impairment loss of $39,028 related to our California refining reporting unit.

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	the possibility that the Mergers may not be consummated in a timely manner, or at all;

•	the diversion of management in connection with the Mergers and our ability to realize the anticipated benefits of the Mergers;

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between WTI Cushing crude oil and WTS crude oil or WTI Midland crude oil;

•	changes in the spread between WTI Cushing crude oil and LLS crude oil;

•	changes in the spread between Brent crude oil and WTI Cushing crude oil;

•	changes in the spread between Brent crude oil and LLS crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

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
Company Overview
We are an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. We own 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (the “Partnership”) (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 barrels per day and an integrated wholesale marketing business. In addition, we directly own a crude oil refinery in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd. We also own crude oil refineries in California, which have not processed crude oil since 2012. We own a majority interest in a renewable fuels facility in California, with a throughput capacity of 3,000 bpd. We are a leading marketer of asphalt, which we distribute primarily through asphalt terminals located predominately in the Southwestern and Western United States. We are the largest 7-Eleven licensee in the United States and operate 306 convenience stores which also market motor fuels in Central and West Texas and New Mexico.
Refining and Marketing
Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana, and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (“California refineries”). Our California refineries have not processed crude oil since 2012. Our refining and marketing segment also includes our majority ownership interest in a renewable fuels facility in California, which has a throughput capacity of 3,000 bpd. We primarily refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt, and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States.
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
We are the majority owner of a renewable fuels facility in California that began commercial production in February 2016 and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels facility generates both state and federal environmental credits as well as the federal blender’s tax credit, when effective.
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

We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. Through our asphalt facilities, we are marketing a number of different product formulations, including both polymer modified asphalt and ground tire rubber asphalt. We have an exclusive license to use advanced asphalt-blending technology in West Texas, Arizona, New Mexico and Colorado, and a non-exclusive license in Idaho, Montana, Nevada, North Dakota, Utah and Wyoming, with respect to asphalt produced at our Big Spring refinery.
Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude and Rocky Mountain asphalt, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and as ground tire rubber polymer modified or emulsion asphalt to highway construction/maintenance contractors. Sales of asphalt are seasonal with the majority of sales occurring between May and October.
Retail
Our convenience stores typically offer various grades of gasoline, diesel, food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
For additional information on each of our operating segments, see Items 1. and 2. “Business and Properties.”
2016 Operational and Financial Highlights
Our operational and financial highlights for 2016 include the following:

•	Operating loss for 2016 was $(67.4) million, compared to operating income of $203.4 million in 2015.

•	Combined refinery average throughput for 2016 was 139,243 bpd, compared to a combined refinery average throughput of 140,036 bpd in 2015.
The Big Spring refinery average throughput for 2016 was 71,363 bpd compared to 74,906 bpd for 2015. The reduced throughput at our Big Spring refinery during 2016 was the result of a reformer regeneration during the first quarter of 2016 and third quarter of 2016. Additionally, throughput was reduced as a result of a catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016 and unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
The Krotz Springs refinery average throughput for 2016 was 67,880 bpd compared to 65,130 bpd for 2015. During 2016, the Krotz Springs refinery throughput was impacted by our election to reduce the crude rate in order to optimize the refinery yield, as well as maintenance that was performed on the fluid catalytic cracking unit during the second quarter of 2016. During 2015, we completed the planned major turnaround at the Krotz Springs refinery, which reduced throughput during the period.

•
Refinery operating margin at the Big Spring refinery was $8.28 per barrel in 2016, compared to $14.43 per barrel in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of the WTI Cushing to WTI Midland spread and increased RINs costs, partially offset by a widening of the WTI Cushing to WTS spread and an increased benefit from the contango market environment which reduced the cost of crude.

•
Refinery operating margin at the Krotz Springs refinery was $3.06 per barrel in 2016 compared to $7.02 per barrel for 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of both the WTI Cushing to WTI Midland and the LLS to WTI Cushing spreads and increased RINs costs, partially offset by an increased benefit from the contango market environment which reduced the cost of crude.

•
The average Gulf Coast 3/2/1 crack spread was $12.64 per barrel for 2016 compared to $17.02 per barrel for 2015. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for 2016 was $7.95 per barrel compared to $10.81 per barrel for 2015.

•
The average WTI Cushing to WTI Midland spread for 2016 was $0.15 per barrel compared to $0.39 per barrel for 2015. The average WTI Cushing to WTS spread for 2016 was $0.73 per barrel compared to $(0.06) per barrel for 2015. The average LLS to WTI Cushing spread for 2016 was $1.70 per barrel compared to $3.73 per barrel for 2015. The average Brent to WTI Cushing spread for 2016 was $0.21 per barrel compared to $3.54 per barrel for 2015. The average Brent to LLS spread for 2016 was $(1.45) per barrel compared to $0.14 per barrel for 2015.

•
The average RINs cost effect on the Big Spring refinery operating margin was $0.55 per barrel for 2016, compared to $0.42 per barrel for 2015. The average RINs cost effect on the Krotz Springs refinery operating margin was $1.48 per barrel for 2016, compared to $0.99 per barrel for 2015.

•	The contango environment in 2016 created an average cost of crude benefit of $1.24 per barrel compared to an average cost of crude benefit of $1.01 per barrel for 2015.

•
We are the majority owner of a renewable fuels facility in California that began commercial production in February 2016. Through the facility, we generated an operating margin of $68.67 per barrel from an average of 2,275 barrels per day of throughput for 2016. Our statements of operations include operating income of $24.1 million in 2016 related to the facility’s operations.

•	Asphalt margins in 2016 were $98.80 per ton compared to $105.70 per ton in 2015.

•
Retail fuel margins decreased to 19.8 cents per gallon in 2016 from 21.3 cents per gallon in 2015. Retail fuel sales volume increased to 209.0 million gallons in 2016 from 199.1 million gallons in 2015. Merchandise margins decreased to 31.2% in 2016 from 31.9% in 2015. Merchandise sales decreased to $324.4 million in 2016 from $328.5 million in 2015.

•	During 2016, we paid cash dividends on our common stock totaling $0.60 per share, compared to $0.55 per share in 2015.

•	During 2016, the Partnership generated cash available for distribution of $0.40 per unit, compared to $2.81 per unit in 2015.
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
In addition, the location of the Big Spring refinery near Midland, the largest origination terminal for West Texas crude oil, provides reliable crude sourcing with a relatively low transportation cost. Additionally, we have the ability to source locally produced crude at Big Spring by truck, which enables us to better control quality and eliminate the cost of transporting our crude supply from Midland. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI

Cushing less WTI Midland spread will favorably influence the operating margin for both our Big Spring and Krotz Springs refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, both our Big Spring and Krotz Springs refineries are influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing will favorably influence both the Big Spring and Krotz Springs refineries’ operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margins.
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

Factors Affecting Comparability
Our financial condition and operating results over the three-year period ended December 31, 2016 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the year ended December 31, 2016, throughput at the Big Spring refinery was reduced as a result of a reformer regeneration during the first quarter of 2016 and third quarter of 2016. Additionally, throughput was reduced as a result of a catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016 and unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units. During 2016, the Krotz Springs refinery throughput was impacted by our election to reduce the crude rate in order to optimize the refinery yield, as well as maintenance that was performed on the fluid catalytic cracking unit during the second quarter of 2016.
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
California Renewable Fuels Facility
Our California renewable fuels facility began operations in February 2016. The facility converts approximately 3,000 barrels per day of tallow and other feedstocks into renewable fuels, which are replacements for petroleum-based fuels. Our California renewable fuels facility generates environmental credits in the form of renewable identification numbers, California low-carbon fuels standards credits as well as the blender’s tax credits, when effective, which are all recorded in net sales as part of our refining and marketing segment. For the year ended December 31, 2016, our statements of operations include operating income of $24.1 million related to the facility’s operations.
Certain Derivative Impacts
Included in cost of sales for the years ended December 31, 2016, 2015 and 2014 are realized and unrealized gains on commodity swaps of $0.4 million, $59.2 million and $4.7 million, respectively.
Impairment of Goodwill
The volatility in the crude price environment during 2015 caused a reduction in the growth rate for U.S. crude oil production, which subsequently caused a reduction in U.S. crude oil price discounts compared to waterborne crude prices. As a result, we have delayed planned projects within the California refining reporting unit, which had a negative effect on the timing of future cash flows. We recognized a goodwill impairment loss of $39.0 million related to our California refining reporting unit for the year ended December 31, 2015, which is included in our refining and marketing segment.
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
Refining and marketing net sales consist of gross sales, net of customer rebates, discounts and excise taxes and include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Also included in net sales are environmental credits in the form of RINs, California low-carbon fuel standards credits and blender’s tax credits generated at our California renewable fuels facility. Asphalt net sales consist of gross sales, net of any discounts and applicable taxes. Our petroleum and asphalt product sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including excise taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for us and our three operating segments for the years ended December 31, 2016, 2015 and 2014. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$3,913,404	$4,338,152	$6,779,456
Operating costs and expenses:
Cost of sales	3,376,803	3,515,406	6,002,270
Direct operating expenses	262,706	255,534	281,686
Selling, general and administrative expenses (2)	194,078	200,195	170,139
Depreciation and amortization (3)	145,577	126,494	124,063
Total operating costs and expenses	3,979,164	4,097,629	6,578,158
Gain (loss) on disposition of assets	(1,650)	1,914	274
Loss on impairment of goodwill (4)	—	(39,028)	—
Operating income (loss)	(67,410)	203,409	201,572
Interest expense	(69,717)	(79,826)	(111,143)
Equity earnings of investees	9,813	6,669	1,678
Other income, net	692	417	674
Income (loss) before income tax expense (benefit)	(126,622)	130,669	92,781
Income tax expense (benefit)	(46,789)	48,282	22,913
Net income (loss)	(79,833)	82,387	69,868
Net income attributable to non-controlling interest	2,972	29,636	31,411
Net income (loss) available to stockholders	$(82,805)	$52,751	$38,457
Earnings (loss) per share, basic	$(1.17)	$0.76	$0.56
Weighted average shares outstanding, basic (in thousands)	70,739	69,772	68,985
Earnings (loss) per share, diluted	$(1.17)	$0.75	$0.55
Weighted average shares outstanding, diluted (in thousands)	70,739	70,714	69,373
Cash dividends per share	$0.60	$0.55	$0.53
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$59,516	$226,065	$193,658
Investing activities	(94,129)	(160,011)	(108,995)
Financing activities	(63,212)	(46,888)	(94,201)
OTHER DATA:
Adjusted EBITDA (5)	$90,322	$374,103	$327,713
Capital expenditures (6)	58,644	101,195	88,429
Capital expenditures for turnarounds and catalysts	29,806	35,348	62,473

	As of December 31,
	2016	2015
	(dollars in thousands)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$136,302	$234,127
Working capital	40,647	78,694
Total assets	2,110,159	2,176,138
Total debt	527,966	555,962
Total debt less cash and cash equivalents	391,664	321,835
Total equity	582,413	664,160

(1)	Includes excise taxes on sales by the retail segment of $81,602, $77,860 and $75,409 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $738, $713 and $705 for the years ended December 31, 2016, 2015 and 2014, respectively, which are not allocated to our three operating segments.

(3)
Includes corporate depreciation and amortization of $2,710, $1,552 and $2,399 for the years ended December 31, 2016, 2015 and 2014, respectively, which are not allocated to our three operating segments.

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

(6)	Includes corporate capital expenditures of $3,348, $5,388 and $2,756 for the years ended December 31, 2016, 2015 and 2014, respectively, which are not allocated to our three operating segments.

REFINING AND MARKETING SEGMENT
	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$3,240,170	$3,663,956	$5,937,982
Operating costs and expenses:
Cost of sales	2,905,470	3,034,531	5,329,605
Direct operating expenses	237,053	227,517	241,833
Selling, general and administrative expenses	68,210	79,022	56,004
Depreciation and amortization	124,304	107,619	104,676
Total operating costs and expenses	3,335,037	3,448,689	5,732,118
Gain (loss) on disposition of assets	(2,079)	1,842	(1,255)
Loss on impairment of goodwill (2)	—	(39,028)	—
Operating income (loss)	$(96,946)	$178,081	$204,609
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (3)	$8.28	$14.43	$16.69
Refinery operating margin – Krotz Springs (3)	3.06	7.02	7.57
California renewable fuels operating margin (4)	68.67	N/A	N/A
Refinery direct operating expense – Big Spring (5)	3.73	3.62	4.39
Refinery direct operating expense – Krotz Springs (5)	3.78	4.03	4.12
California renewable fuels direct operating expense (5)	22.12	N/A	N/A
Capital expenditures	$48,672	$73,429	$63,148
Capital expenditures for turnarounds and catalysts	29,806	35,348	62,473
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$12.64	$17.02	$14.52
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$7.95	$10.81	$9.76
WTI Cushing crude oil (per barrel)	$43.24	$48.68	$93.10
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.15	$0.39	$6.93
WTI Cushing less WTS	0.73	(0.06)	6.04
LLS less WTI Cushing	1.70	3.73	3.85
Brent less WTI Cushing	0.21	3.54	6.19
Brent less LLS	(1.45)	0.14	3.45
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.34	$1.56	$2.49
Gulf Coast ultra-low sulfur diesel	1.32	1.58	2.71
Gulf Coast high sulfur diesel	1.18	1.45	2.59
Natural gas (per MMBtu)	2.55	2.63	4.26

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	Year Ended December 31,
	2016		2015		2014
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	31,000	43.4	33,647	44.9	30,323	45.9
WTI crude	36,862	51.7	38,632	51.6	32,429	49.1
Blendstocks	3,501	4.9	2,627	3.5	3,281	5.0
Total refinery throughput (6)	71,363	100.0	74,906	100.0	66,033	100.0
Refinery production:
Gasoline	35,220	49.4	37,519	50.0	32,932	49.7
Diesel/jet	25,739	36.1	27,651	36.8	23,252	35.1
Asphalt	2,767	3.9	2,639	3.5	2,716	4.1
Petrochemicals	3,872	5.4	4,579	6.1	3,756	5.7
Other	3,740	5.2	2,678	3.6	3,565	5.4
Total refinery production (7)	71,338	100.0	75,066	100.0	66,221	100.0
Refinery utilization (8)		96.1%		99.0%		97.2%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	Year Ended December 31,
	2016		2015		2014
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	19,990	29.4	22,408	34.4	28,373	40.3
Gulf Coast sweet crude	42,835	63.2	38,699	59.4	39,636	56.4
Blendstocks	5,055	7.4	4,023	6.2	2,336	3.3
Total refinery throughput (6)	67,880	100.0	65,130	100.0	70,345	100.0
Refinery production:
Gasoline	33,706	48.8	30,193	45.5	32,925	45.9
Diesel/jet	26,346	38.1	27,259	41.0	30,060	41.9
Heavy Oils	1,238	1.8	1,165	1.8	1,146	1.6
Other	7,801	11.3	7,781	11.7	7,579	10.6
Total refinery production (7)	69,091	100.0	66,398	100.0	71,710	100.0
Refinery utilization (8)		84.9%		91.3%		91.9%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA RENEWABLE FUELS FACILITY	Year Ended December 31,
	2016		2015		2014
	bpd	%	bpd	%	bpd	%
Throughput:
Tallow/vegetable oils	2,275	100.0	—	—	—	—
Total throughput (6)	2,275	100.0	—	—	—	—
Production:
Renewable diesel	1,998	89.0	—	—	—	—
Renewable jet	149	6.6	—	—	—	—
Naphtha	99	4.4	—	—	—	—
Total production (7)	2,246	100.0	—	—	—	—

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

The refinery operating margin for the years ended December 31, 2016, 2015 and 2014 excludes realized and unrealized gains on commodity swaps of $367, $59,215 and $4,660, respectively. The refinery operating margin for the year ended December 31, 2015 also excludes insurance recoveries of $10,868.
The refinery operating margin for the Big Spring refinery and the Krotz Springs refinery excludes $3,941 related substantially to inventory adjustments for the year ended December 31, 2015.

(4)
The operating margin for our California renewable fuels facility is a per barrel measurement calculated by dividing the facility’s margin between net sales and cost of sales by the facility’s throughput volumes. Included in net sales are environmental credits in the form of RINs, California low-carbon fuel standards credits and blender’s tax credits generated by the facility.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at our refineries by the applicable refinery’s total throughput volumes.

(6)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. Total throughput for the California renewable fuels facility represents the total barrels per day of tallow and vegetable oils used by the facility for the period following March 1, 2016.

(7)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Total production for the California renewable fuels facility represents the barrels per day of various products produced from processing tallow and vegetable oils through the facility’s units for the period following March 1, 2016.

(8)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$248,988	$257,955	$457,412
Operating costs and expenses:
Cost of sales (1) (2)	190,047	212,166	431,931
Direct operating expenses	25,653	28,017	39,853
Selling, general and administrative expenses	10,796	10,517	7,874
Depreciation and amortization	5,044	4,892	4,747
Total operating costs and expenses	231,540	255,592	484,405
Gain on disposition of assets	—	—	1,396
Operating income (loss) (5)	$17,448	$2,363	$(25,597)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	522	451	516
Non-blended asphalt sales volume (tons in thousands) (4)	85	59	65
Blended asphalt sales price per ton (3)	$398.84	$486.34	$571.18
Non-blended asphalt sales price per ton (4)	146.36	231.00	397.91
Asphalt margin per ton (5)	98.80	105.70	43.86
Capital expenditures	$3,001	$3,385	$5,777

(1)
Net sales and cost of sales include asphalt purchases sold as part of the supply and offtake arrangement of $28,354, $24,988 and $136,818 for the years ended December 31, 2016, 2015 and 2014, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin excludes losses of $1,032 and $8,118 for the years ended December 31, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory. These losses are included in operating income (loss) of the asphalt segment.

RETAIL SEGMENT
	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$731,743	$774,435	$939,684
Operating costs and expenses:
Cost of sales (2)	588,783	626,903	796,356
Selling, general and administrative expenses	114,334	109,943	105,556
Depreciation and amortization	13,519	12,431	12,241
Total operating costs and expenses	716,636	749,277	914,153
Gain on disposition of assets	429	72	134
Operating income	$15,536	$25,230	$25,665
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	306	309	295
Retail fuel sales (thousands of gallons)	208,963	199,147	192,582
Retail fuel sales (thousands of gallons per site per month) (3)	59	58	57
Retail fuel margin (cents per gallon) (4)	19.8	21.3	21.6
Retail fuel sales price (dollars per gallon) (5)	$1.95	$2.24	$3.20
Merchandise sales	$324,434	$328,505	$322,262
Merchandise sales (per site per month) (3)	$88	$91	$91
Merchandise margin (6)	31.2%	31.9%	31.4%
Capital expenditures	$5,630	$18,993	$16,748

(1)	Includes excise taxes on sales of $81,602, $77,860 and $75,409 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)
At December 31, 2016, we had 306 retail convenience stores of which 296 sold fuel. At December 31, 2015, we had 309 retail convenience stores of which 298 sold fuel. At December 31, 2014, we had 295 retail convenience stores of which 283 sold fuel.

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

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Net Sales
Consolidated. Net sales for the year ended December 31, 2016 were $3,913.4 million, compared to $4,338.2 million for the year ended December 31, 2015, a decrease of $424.8 million, or 9.8%. This decrease was primarily due to lower refined product prices.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $3,240.2 million for the year ended December 31, 2016, compared to $3,664.0 million for the year ended December 31, 2015, a decrease of $423.8 million, or 11.6%. This decrease was primarily due to lower refined product prices, partially offset by the operations of our California renewable fuels facility.
The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2016 decreased $0.22, or 14.1%, to $1.34, compared to $1.56 for the year ended December 31, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2016 decreased $0.26, or 16.5%, to $1.32, compared to $1.58 for the year ended December 31, 2015. The average per gallon price for Gulf Coast high sulfur diesel for the year ended December 31, 2016 decreased $0.27, or 18.6%, to $1.18, compared to $1.45 for the year ended December 31, 2015.
Asphalt Segment. Net sales for our asphalt segment were $249.0 million for the year ended December 31, 2016, compared to $258.0 million for the year ended December 31, 2015, a decrease of $9.0 million, or 3.5%. This decrease was primarily due to lower asphalt sales prices, partially offset by increased asphalt sales volumes. The average blended asphalt sales price decreased 18.0% to $398.84 per ton for the year ended December 31, 2016 from $486.34 per ton for the year ended December 31, 2015. The average non-blended asphalt sales price decreased 36.6% to $146.36 per ton for the year ended December 31, 2016 from $231.00 per ton for the year ended December 31, 2015. The asphalt sales volume increased 19.0% to 607 thousand tons for the year ended December 31, 2016 from 510 thousand tons for the year ended December 31, 2015.
Retail Segment. Net sales for our retail segment were $731.7 million for the year ended December 31, 2016, compared to $774.4 million for the year ended December 31, 2015, a decrease of $42.7 million, or 5.5%. This decrease was primarily due to lower merchandise sales and lower retail fuel sales prices related to reduced drilling activity in the Permian Basin, partially offset by increased retail fuel sales volumes. Merchandise sales decreased 1.2% to $324.4 million for the year ended December 31, 2016 from $328.5 million for the year ended December 31, 2015. The average retail fuel sales price decreased 12.9% to $1.95 per gallon for the year ended December 31, 2016 from $2.24 per gallon for the year ended December 31, 2015. Retail fuel sales volumes increased 5.0% to 209.0 million gallons for the year ended December 31, 2016 from 199.1 million gallons for the year ended December 31, 2015.
Cost of Sales
Consolidated. Cost of sales for the year ended December 31, 2016 were $3,376.8 million, compared to $3,515.4 million for the year ended December 31, 2015, a decrease of $138.6 million, or 3.9%. This decrease was primarily due to lower crude oil prices.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $2,905.5 million for the year ended December 31, 2016, compared to $3,034.5 million for the year ended December 31, 2015, a decrease of $129.0 million, or 4.3%. This decrease was primarily due to lower crude oil prices, partially offset by the operations of our California renewable fuels facility. The average price of WTI Cushing decreased 11.2% to $43.24 per barrel for the year ended December 31, 2016 from $48.68 per barrel for the year ended December 31, 2015.
Asphalt Segment. Cost of sales for our asphalt segment were $190.0 million for the year ended December 31, 2016, compared to $212.2 million for the year ended December 31, 2015, a decrease of $22.2 million, or 10.5%. This decrease was primarily due to lower cost of purchased asphalt, partially offset by higher asphalt sales volumes and reduced losses related to asphalt inventory price adjustments.
Retail Segment. Cost of sales for our retail segment were $588.8 million for the year ended December 31, 2016, compared to $626.9 million for the year ended December 31, 2015, a decrease of $38.1 million, or 6.1%. This decrease was primarily due to lower retail fuel costs, partially offset by increased retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses for the year ended December 31, 2016 were $262.7 million, compared to $255.5 million for the year ended December 31, 2015, an increase of $7.2 million, or 2.8%. This increase was primarily due to the operations of our California renewable fuels facility.

Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the year ended December 31, 2016 were $237.1 million, compared to $227.5 million for the year ended December 31, 2015, an increase of $9.6 million, or 4.2%. This increase was primarily due to the operations of our California renewable fuels facility.
Asphalt Segment. Direct operating expenses for our asphalt segment for the year ended December 31, 2016 were $25.7 million, compared to $28.0 million for the year ended December 31, 2015, a decrease of $2.3 million, or 8.2%. This decrease was primarily due to lower fixed operating costs, which was the result of realignment of our asphalt terminal activities to asphalt sales volumes.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2016 were $194.1 million, compared to $200.2 million for the year ended December 31, 2015, a decrease of $6.1 million, or 3.0%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the year ended December 31, 2016 were $68.2 million, compared to $79.0 million for the year ended December 31, 2015, a decrease of $10.8 million, or 13.7%. This decrease was primarily due to reduced employee related costs.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2016 were $10.8 million, compared to $10.5 million for the year ended December 31, 2015, an increase of $0.3 million, or 2.9%.
Retail Segment. SG&A expenses for our retail segment for the year ended December 31, 2016 were $114.3 million, compared to $109.9 million for the year ended December 31, 2015, an increase of $4.4 million, or 4.0%.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2016 was $145.6 million, compared to $126.5 million for the year ended December 31, 2015, an increase of $19.1 million, or 15.1%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the year ended December 31, 2016 resulting from the completion of the planned major turnaround at the Krotz Springs refinery during the fourth quarter of 2015 as well as the depreciation related to our California renewable fuels facility.
Operating Income (Loss)
Consolidated. Operating loss for the year ended December 31, 2016 was $(67.4) million, compared to operating income of $203.4 million for the year ended December 31, 2015, a decrease of $270.8 million. This decrease was primarily due to lower refinery operating margins and the impacts of commodity swaps, partially offset by the operations of our California renewable fuels facility and the goodwill impairment charge of $39.0 million from 2015.
Refining and Marketing Segment. Operating loss for our refining and marketing segment was $(96.9) million for the year ended December 31, 2016, compared to operating income of $178.1 million for the year ended December 31, 2015, a decrease of $275.0 million. This decrease was primarily due to lower refinery operating margins and the impacts of commodity swaps, partially offset by the operations of our California renewable fuels facility and the goodwill impairment charge of $39.0 million from 2015. During the year ended December 31, 2016, we recorded gains on commodity swaps of $0.4 million, compared to $59.2 million for the year ended December 31, 2015.
Refinery operating margin at the Big Spring refinery was $8.28 per barrel for the year ended December 31, 2016, compared to $14.43 per barrel for the year ended December 31, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of the WTI Cushing to WTI Midland spread and increased RINs costs, partially offset by a widening of the WTI Cushing to WTS spread and an increased benefit from the contango market environment which reduced the cost of crude. The average Gulf Coast 3/2/1 crack spread decreased 25.7% to $12.64 per barrel for the year ended December 31, 2016, compared to $17.02 per barrel for the year ended December 31, 2015. The average WTI Cushing to WTI Midland spread for the year ended December 31, 2016 was $0.15 per barrel, compared to $0.39 per barrel for the year ended December 31, 2015. The average WTI Cushing to WTS spread for the year ended December 31, 2016 was $0.73 per barrel, compared to $(0.06) per barrel for the year ended December 31, 2015. The average Brent to WTI Cushing spread for the year ended December 31, 2016 was $0.21 per barrel, compared to $3.54 per barrel for the year ended December 31, 2015. The contango environment for the year ended December 31, 2016 created an average cost of crude benefit of $1.24 per barrel compared to an average cost of crude benefit of $1.01 per barrel for the year ended December 31, 2015. The average RINs cost effect on the Big Spring refinery operating margin was $0.55 per barrel for the year ended December 31, 2016, compared to $0.42 per barrel for the year ended December 31, 2015.
Refinery operating margin at the Krotz Springs refinery was $3.06 per barrel for the year ended December 31, 2016, compared to $7.02 per barrel for the year ended December 31, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 2/1/1 high sulfur diesel crack spread, a narrowing of both the WTI Cushing to WTI Midland and the LLS to

WTI Cushing spreads and increased RINs costs, partially offset by an increased benefit from the contango market environment which reduced the cost of crude. The average Gulf Coast 2/1/1 high sulfur diesel crack spread decreased 26.5% to $7.95 per barrel for the year ended December 31, 2016, compared to $10.81 per barrel for the year ended December 31, 2015. The average LLS to WTI Cushing spread for the year ended December 31, 2016 was $1.70 per barrel, compared to $3.73 per barrel for the year ended December 31, 2015. The average Brent to LLS spread for the year ended December 31, 2016 was $(1.45) per barrel, compared to $0.14 per barrel for the year ended December 31, 2015. The average RINs cost effect on the Krotz Springs refinery operating margin was $1.48 per barrel for the year ended December 31, 2016, compared to $0.99 per barrel for the year ended December 31, 2015.
Asphalt Segment. Operating income for our asphalt segment was $17.4 million for the year ended December 31, 2016, compared to $2.4 million for the year ended December 31, 2015, an increase of $15.0 million. This increase was primarily due to reduced asphalt inventory price adjustments, higher asphalt sales volumes and lower direct operating expenses, partially offset by lower asphalt margins. During the year ended December 31, 2016, we recorded a loss of $(1.0) million resulting from a price adjustment related to asphalt inventory, compared to a loss of $(8.1) million for the year ended December 31, 2015. Asphalt margins for the year ended December 31, 2016 were $98.80 per ton, compared to $105.70 per ton for the year ended December 31, 2015.
Retail Segment. Operating income for our retail segment was $15.5 million for the year ended December 31, 2016, compared to $25.2 million for the year ended December 31, 2015, a decrease of $9.7 million, or 38.5%. This decrease was primarily due to lower retail fuel margins, lower merchandise sales, lower merchandise margins and increased SG&A expenses primarily related the addition of 14 stores during 2015. Retail fuel margins were 19.8 cents per gallon for the year ended December 31, 2016, compared to 21.3 cents per gallon for the year ended December 31, 2015. Merchandise margins were 31.2% for the year ended December 31, 2016, compared to 31.9% for the year ended December 31, 2015.
Interest Expense
Interest expense was $69.7 million for the year ended December 31, 2016, compared to $79.8 million for the year ended December 31, 2015, a decrease of $10.1 million, or 12.7%. This decrease was primarily due to the effect of crude oil prices moving further into contango on our supply and offtake agreements.
Income Tax Expense (Benefit)
Income tax benefit was $(46.8) million for the year ended December 31, 2016, compared to income tax expense of $48.3 million for the year ended December 31, 2015. This change in income taxes resulted from the change in pre-tax income to pre-tax loss. Our effective tax rate was 37.0% for the year ended December 31, 2016, compared to an effective tax rate of 36.9% for the year ended December 31, 2015.
Net Income Attributable to Non-controlling Interest
Net income attributable to non-controlling interest includes the proportional share of the Partnership’s income attributable to limited partner interests held by the public as well as the proportional share of income from our California renewable fuels facility attributable to the non-affiliate owners. Net income attributable to non-controlling interest was $3.0 million for the year ended December 31, 2016, compared to $29.6 million for the year ended December 31, 2015, a decrease of $26.6 million, or 89.9%.
Net Income (Loss) Available to Stockholders
Net loss available to stockholders was $(82.8) million for the year ended December 31, 2016, compared to net income available to stockholders of $52.8 million for the year ended December 31, 2015, a decrease of $135.6 million. This decrease was attributable to the factors discussed above.
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
Asphalt Segment. Net sales for our asphalt segment were $258.0 million for the year ended December 31, 2015, compared to $457.4 million for the year ended December 31, 2014, a decrease of $199.4 million, or 43.6%. This decrease was primarily due to lower asphalt sales as part of the supply and offtake arrangement of $111.8 million, lower blended asphalt sales volumes and lower blended asphalt sales prices. The blended asphalt sales volume decreased 12.6% to 451 thousand tons for the year ended December 31, 2015 from 516 thousand tons for the year ended December 31, 2014. The average blended asphalt sales price decreased 14.9% to $486.34 per ton for the year ended December 31, 2015 from $571.18 per ton for the year ended December 31, 2014.
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
Cost of Sales
Consolidated. Cost of sales for the year ended December 31, 2015 were $3,515.4 million, compared to $6,002.3 million for the year ended December 31, 2014, a decrease of $2,486.9 million, or 41.4%. This decrease was primarily due to lower crude oil prices, lower blended asphalt sales volumes and lower retail fuel costs, partially offset by higher combined refinery throughput.
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
Asphalt Segment. Cost of sales for our asphalt segment were $212.2 million for the year ended December 31, 2015, compared to $431.9 million for the year ended December 31, 2014, a decrease of $219.7 million, or 50.9%. This decrease was primarily due to decreased blended sales volumes, lower asphalt purchases as part of the supply and offtake arrangement of $111.8 million and lower costs of asphalt.
Retail Segment. Cost of sales for our retail segment were $626.9 million for the year ended December 31, 2015, compared to $796.4 million for the year ended December 31, 2014, a decrease of $169.5 million, or 21.3%. This decrease was primarily due to lower retail fuel costs, partially offset by higher retail fuel sales volumes and merchandise costs.
Direct Operating Expenses
Consolidated. Direct operating expenses for the year ended December 31, 2015 were $255.5 million, compared to $281.7 million for the year ended December 31, 2014, a decrease of $26.2 million, or 9.3%.
Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the year ended December 31, 2015 were $227.5 million, compared to $241.8 million for the year ended December 31, 2014, a decrease of $14.3 million, or 5.9%. This decrease was primarily due to lower utility costs.
Asphalt Segment. Direct operating expenses for our asphalt segment for the year ended December 31, 2015 were $28.0 million, compared to $39.9 million for the year ended December 31, 2014, a decrease of $11.9 million, or 29.8%. This decrease was the result of a reduction in our fixed operating costs to better align our asphalt operations to asphalt sales volumes.

Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the year ended December 31, 2015 were $200.2 million, compared to $170.1 million for the year ended December 31, 2014, an increase of $30.1 million, or 17.7%. This increase was primarily due to higher employee related costs, including employee retention costs and higher professional fees associated with recoveries from third parties that reduced cost of sales and income tax expense.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the year ended December 31, 2015 were $79.0 million, compared to $56.0 million for the year ended December 31, 2014, an increase of $23.0 million, or 41.1%. This increase was primarily due to higher employee related costs, including employee retention costs, and higher professional fees.
Asphalt Segment. SG&A expenses for our asphalt segment for the year ended December 31, 2015 were $10.5 million, compared to $7.9 million for the year ended December 31, 2014, an increase of $2.6 million, or 32.9%. This increase was primarily due to higher professional fees, partially offset by reduced employee related costs.
Retail Segment. SG&A expenses for our retail segment for the year ended December 31, 2015 were $109.9 million, compared to $105.6 million for the year ended December 31, 2014, an increase of $4.3 million, or 4.1%. This increase was primarily due to higher employee related costs including the increase in costs due to the addition of 14 stores.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2015 was $126.5 million, compared to $124.1 million for the year ended December 31, 2014, an increase of $2.4 million, or 1.9%.
Operating Income
Consolidated. Operating income for the year ended December 31, 2015 was $203.4 million, compared to $201.6 million for the year ended December 31, 2014, an increase of $1.8 million, or 0.9%. This increase was primarily due to higher combined refinery throughput, higher asphalt margins, lower utility costs and the impacts of commodity swaps, partially offset by lower refinery operating margins, a loss on impairment of goodwill of $39.0 million and higher SG&A expenses.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $178.1 million for the year ended December 31, 2015, compared to $204.6 million for the year ended December 31, 2014, a decrease of $26.5 million, or 13.0%. This decrease was primarily due to lower refinery operating margins, a loss on impairment of goodwill of $39.0 million and higher SG&A expenses, partially offset by higher combined refinery throughput, lower utility costs and the impacts of commodity swaps. Operating income for the year ended December 31, 2015 includes gains on commodity swaps of $59.2 million, compared to $4.7 million for the year ended December 31, 2014.
Refinery operating margin at the Big Spring refinery was $14.43 per barrel for the year ended December 31, 2015, compared to $16.69 per barrel for the year ended December 31, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average WTI Cushing to WTI Midland spread for the year ended December 31, 2015 was $0.39 per barrel, compared to $6.93 per barrel for the year ended December 31, 2014. The average WTI Cushing to WTS spread for the year ended December 31, 2015 was $(0.06) per barrel, compared to $6.04 per barrel for the year ended December 31, 2014. The average Brent to WTI Cushing spread for the year ended December 31, 2015 was $3.54 per barrel, compared to $6.19 per barrel for the year ended December 31, 2014. The average Gulf Coast 3/2/1 crack spread increased 17.2% to $17.02 per barrel for the year ended December 31, 2015, compared to $14.52 per barrel for the year ended December 31, 2014. The contango environment for the year ended December 31, 2015 created an average cost of crude benefit of $1.01 per barrel compared to the backwardated environment creating an average cost of crude detriment of $0.73 per barrel for the year ended December 31, 2014.
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

Asphalt Segment. Operating income for our asphalt segment was $2.4 million for the year ended December 31, 2015, compared to an operating loss of $25.6 million for the year ended December 31, 2014, an increase of $28.0 million. This increase was primarily due to higher asphalt margins and lower direct operating expenses, partially offset by lower blended asphalt sales volumes and a loss of $8.1 million resulting from a price adjustment related to asphalt inventory. Asphalt margins for the year ended December 31, 2015 were $105.70 per ton, compared to $43.86 per ton for the year ended December 31, 2014. Operating loss for the year ended December 31, 2014 included the gain on the sale of our Willbridge, Oregon, asphalt terminal of $1.9 million.
Retail Segment. Operating income for our retail segment was $25.2 million for the year ended December 31, 2015, compared to $25.7 million for the year ended December 31, 2014, a decrease of $0.5 million, or 1.9%. This decrease was primarily due to lower retail fuel margins and higher SG&A expenses, partially offset by higher retail fuel sales volumes and higher merchandise margins. Retail fuel margins were 21.3 cents per gallon for the year ended December 31, 2015, compared to 21.6 cents per gallon for the year ended December 31, 2014. Merchandise margins were 31.9% for the year ended December 31, 2015, compared to 31.4% for the year ended December 31, 2014.
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
As of December 31, 2016, our total cash and cash equivalents were $136.3 million and we had total debt of $528.0 million.
Cash Flows
The following table sets forth our consolidated cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$59,516	$226,065	$193,658
Investing activities	(94,129)	(160,011)	(108,995)
Financing activities	(63,212)	(46,888)	(94,201)
Net increase (decrease) in cash and cash equivalents	$(97,825)	$19,166	$(9,538)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was $59.5 million, compared to $226.1 million for the year ended December 31, 2015. The decrease in cash provided by operating activities of $166.6 million was primarily due to reduced net income (loss) after adjusting for non-cash items of $168.8 million, increased cash used for inventories of $42.2 million, increased cash used for other non-current liabilities of $0.8 million, increased cash used for prepaid expenses and other current assets of $6.2 million and reduced cash collected on accounts receivable of $66.6 million. These changes were partially offset by reduced cash used for accounts payable and accrued liabilities of $88.0 million and reduced cash used for other non-current assets of $30.0 million.
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
Cash Flows Used In Investing Activities
Net cash used in investing activities was $94.1 million for the year ended December 31, 2016, compared to $160.0 million for the year ended December 31, 2015. The decrease in cash used in investing activities of $65.9 million was primarily due to a decrease in capital expenditures and capital expenditures for turnarounds and catalysts of $48.1 million, which is related to the completion of planned major turnaround at our Krotz Springs refinery during 2015, as well as reduced contributions to our equity method investments of $15.2 million and reduced cash used for acquisitions of $3.6 million, partially offset by reduced cash proceeds from the disposition of assets of $1.0 million.
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
Cash Flows Used In Financing Activities
Net cash used in financing activities was $63.2 million for the year ended December 31, 2016, compared to $46.9 million for the year ended December 31, 2015. The increase in cash used in financing activities of $16.3 million was primarily due to increased net payments on debt related transactions of $29.8 million and reduced cash provided on our RINs financing transactions of $18.9 million, partially offset by reduced payments to shareholders and non-controlling interests of $31.1 million and reduced cash used for debt issuance costs of $1.3 million.

Net cash used in financing activities was $46.9 million for the year ended December 31, 2015, compared to $94.2 million for the year ended December 31, 2014. The decrease in cash used in financing activities of $47.3 million was primarily due to decreased net payments on debt related transactions of $48.6 million and increased cash provided on our RINs financing transactions of $15.9 million, partially offset by increased payments to shareholders and non-controlling interests of $17.4 million.
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
The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2016, the adjusted conversion rate was 73.171 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a per share conversion price of approximately $13.67, to reflect cash dividend adjustments. As of December 31, 2016, there have been no conversions of the Convertible Notes.
The Convertible Notes were issued at an offering price of 100% and we received gross proceeds of $150.0 million (before fees and expenses related to the offering). We used $15.2 million of the proceeds to fund the cost of entering into convertible note hedge transactions (after such cost was partially offset by the proceeds we received from entering into warrant transactions) described below.
As of December 31, 2016, the if-converted value of the Convertible Notes did not exceed the outstanding principal balance.
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, we also entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). We paid an aggregate amount of $28.5 million to the Hedge Counterparties for the Purchased Options. The Purchased Options allow us to purchase up to 10,975,665 shares of our common stock, subject to customary anti-dilution adjustments, that underlie the Convertible Notes sold in the offering. As of December 31, 2016, the Purchased Options had an adjusted strike price of $13.67 per share of our common stock. The Purchased Options will expire in September 2018.
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

Warrant Transactions
In connection with the Convertible Notes offering, we also entered into warrant transactions (the “Warrants”), whereby we sold to the Hedge Counterparties warrants in an aggregate amount of $13.2 million. The Warrants allow the Hedge Counterparties to purchase up to 10,975,665 shares of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2016, the Warrants had an adjusted strike price of $18.57 per share of our common stock. The Warrants will be settled on a net-share basis and will expire in April 2019.
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
At December 31, 2016 and 2015, we had outstanding letters of credit under this facility of $57.7 million and $60.6 million, respectively.
Alon Energy Term Loan. In March 2014, we entered into a five-year Term Loan Agreement (“Alon Energy Term Loan”) for a principal amount of $25.0 million, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 4,033,333 of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2016 and 2015, the Alon Energy Term Loan had an outstanding balance, net of unamortized issuance costs, of $11.6 million and $16.7 million, respectively.
2015 Term Loan Credit Facility. In August 2015, we entered into a $3.0 million unsecured term loan (“2015 Term Loan”), which requires principal repayments of $0.1 million monthly until maturity in August 2020. Borrowings under the 2015 Term Loan incur at an annual rate equal LIBOR plus 2.50%. At December 31, 2016 and 2015, the 2015 Term Loan had an outstanding balance, net of unamortized issuance costs, of $2.1 million and $2.7 million, respectively.
2016 Term Loan. In December 2016, we entered into a $35.0 million secured term loan (“2016 Term Loan”). The 2016 Term Loan requires quarterly principal repayments, commencing December 2018 until maturity in December 2020. The 2016 Term Loan bears interest at a rate equal to LIBOR plus a margin of 3.75% per annum. The 2016 Term Loan is secured by a lien on certain of our asphalt terminals. The 2016 Term Loan contains certain restrictive covenants, including maintenance financial covenants. At December 31, 2016, the 2016 Term Loan had an outstanding balance, net of unamortized issuance costs, of $34.2 million.
Alon USA Partners, LP
Partnership Term Loan Credit Facility. In November 2012, the Partnership entered into a $250.0 million term loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018. The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum. Based on Eurodollar market rates at December 31, 2016, the interest rate was 9.25% per annum.
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
At December 31, 2016 and 2015, the Partnership Term Loan had an outstanding balance, net of unamortized issuance costs and issuance discount, of $236.3 million and $237.1 million, respectively.
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
At December 31, 2016, there were no outstanding borrowings under our Revolving Credit Facility, compared to borrowings of $55.0 million at December 31, 2015. At December 31, 2016 and 2015, we had letters of credit outstanding of $100.6 million and $48.6 million, respectively, under the Alon USA, LP Credit Facility.
Retail
Alon Retail Credit Agreement. In March 2014, Southwest Convenience Stores, LLC and Skinny’s LLC, (“Alon Retail”) entered into a credit agreement (“Alon Retail Credit Agreement”), maturing in March 2019. The Alon Retail Credit Agreement includes an initial $110.0 million term loan and a $10.0 million revolving credit loan. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans up to $30.0 million to fund store rebuilds, new builds and acquisitions. In August 2015, we borrowed $11.0 million using the accordion feature and amended the Alon Retail Credit Agreement to restore the undrawn amount of the accordion feature back to $30.0 million. The $11.0 million incremental term loan was used to fund our acquisition of 14 convenience retail stores in New Mexico.
Borrowings under the Alon Retail Credit Agreement bear interest at the Eurodollar rate plus an applicable margin between 2.00% and 2.75% per annum, determined quarterly based upon Alon Retail’s leverage ratio. As of December 31, 2016, the applicable margin was 2.50% per annum. Principal payments are made in quarterly installments based on a 15-year amortization schedule.
Obligations under the Alon Retail Credit Agreement are secured by a first lien on substantially all of the assets of Alon Retail. The Alon Retail Credit Agreement also contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2016 and 2015, the Alon Retail Credit Agreement had $96.9 million and $104.5 million, respectively, of outstanding term loans, net of unamortized issuance costs, and $10.0 million and $10.0 million, respectively, outstanding under the revolving credit loan.
Financial Covenants. We have certain credit agreements with maintenance financial covenants. At December 31, 2016, we were in compliance with these covenants.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure budget, including expenditures for turnarounds and catalysts, for 2017 is $79.7 million. This amount does not include expenditures related to the Krotz Springs refinery’s alkylation unit project.
The following table summarizes our expected capital expenditures for 2017 by operating segment (dollars in thousands):

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Sustaining maintenance and turnarounds and catalysts	$39,570	$5,675	$5,665	$2,406	$53,316
Growth/profit improvement	9,330	—	250	—	9,580
Regulatory projects	16,819	—	—	—	16,819
Total	$65,719	$5,675	$5,915	$2,406	$79,715
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

Contractual Obligations
Information regarding our known contractual obligations of the types described below as of December 31, 2016 is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Long-term debt obligations	$16,414	$514,608	$15,961	$—	$546,983
Operating lease obligations	35,134	44,360	17,388	31,652	128,534
Pipelines and terminals agreements (1)	43,425	59,597	33,869	8,930	145,821
Other commitments (2)	3,741	7,482	4,676	—	15,899
Total obligations	$98,714	$626,047	$71,894	$40,582	$837,237
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
As of December 31, 2016, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.
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
We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect our periodic financial statements and funding patterns over time. We record an asset if the plans are overfunded or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans’ assets and its projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. For example, a 0.25 percent change in the assumptions related to the expected return on plan assets and discount rate for the funded qualified employee retirement plan would have the following effects on the projected benefit obligation as of December 31, 2016 and net periodic pension expense for the year ending December 31, 2017 (in thousands):

0.25-Percentage Point Change
Expected rate of return:
Effect on net periodic pension expense	$227
Discount rate:
Effect on net periodic pension expense	606
Effect on projected benefit obligation	5,090
Environmental and Other Loss Contingencies. We expense or capitalize environmental expenditures depending on their future economic benefit. We expense costs that relate to an existing condition caused by past operations and that have no future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. These estimates are based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations. We do not discount environmental liabilities to their present value unless payments are fixed or reliably determinable. At December 31, 2016, for those payments we considered fixed or reliably determinable, payments were discounted at a 2.62% rate. We record environmental liabilities without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations. Substantially all amounts accrued are expected to be paid out over the next 15 years. The amount of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
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
Goodwill is evaluated for impairment at a reporting unit level. At December 31, 2016, we had two reporting units with goodwill: California asphalt and Retail operations. Goodwill and indefinite-lived intangible assets are measured for impairment by initially performing either a qualitative evaluation or a two-step quantitative test. Under the qualitative approach, we analyze the following factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets: (1) macroeconomic conditions, (2) industry and market considerations, (3) overall financial performance and cost factors, (4) our business plan for future periods and (5) estimated results of future operations.
If we determine that it is more likely than not that the asset value may be impaired, we use the quantitative approach to assess the asset’s fair value and the amount of the impairment. Under the quantitative approach, we calculate the fair value of the asset using the following assumptions: (1) our projected revenues, expenses and cash flows, (2) an estimated weighted average cost of capital, (3) assumed discount rates depending on the asset (4) a tax rate and (5) market prices for comparable assets. These assumptions are consistent with those which hypothetical market participants would use. If the asset’s carrying value exceeds its fair value calculated using the quantitative approach, we will record an impairment charge for the difference in fair value and carrying value.
Based on our annual testing, there were no impairments of our goodwill and indefinite-lived assets in 2016.
It is possible that in future periods our goodwill or our indefinite-lived assets could be impaired. Depending on the severity of the changes in the key factors underlying our valuations, such losses could be significant.

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
The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net income (loss) available to stockholders	$(82,805)	$52,751	$38,457
Net income attributable to non-controlling interest	2,972	29,636	31,411
Income tax expense (benefit)	(46,789)	48,282	22,913
Interest expense	69,717	79,826	111,143
Depreciation and amortization	145,577	126,494	124,063
Loss on impairment of goodwill	—	39,028	—
(Gain) loss on disposition of assets	1,650	(1,914)	(274)
Adjusted EBITDA	$90,322	$374,103	$327,713
Adjusted EBITDA does not exclude unrealized (gains) losses on commodity swaps of $14,799, $(7,937) and $(3,778) for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in net income (loss) available to stockholders. Additionally, Adjusted EBITDA does not exclude losses of $1,032 and $8,118 for the years ended December 31, 2016 and 2015, respectively, resulting from a price adjustment related to asphalt inventory.

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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2016, the market value of our refined products, asphalt and blendstock inventories exceeded LIFO costs by $4.4 million. At December 31, 2016, the market value of our crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $13.2 million.
As of December 31, 2016, we held 0.6 million barrels of refined products, asphalt and blendstock and 0.9 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the market value of product inventories would have exceeded LIFO costs by $3.8 million. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have exceeded LIFO costs, net of the fair value hedged item, by $12.3 million.
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

The following table provides information about our derivative commodity instruments as of December 31, 2016:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	257,609	$52.04	$—	$13,405	$13,805	$400
Forwards-short (Crude)	(789,558)	—	57.99	(45,787)	(47,372)	(1,585)
Forwards-long (Gasoline)	26,205	64.97	—	1,702	1,806	104
Forwards-short (Gasoline)	(368,727)	—	65.49	(24,146)	(24,637)	(491)
Forwards-long (Distillate)	29,399	67.54	—	1,986	2,035	49
Forwards-short (Distillate)	(390,173)	—	69.89	(27,269)	(29,297)	(2,028)
Forwards-long (Jet)	80,382	62.93	—	5,058	5,364	306
Forwards-short (Jet)	(124,948)	—	65.62	(8,199)	(8,447)	(248)
Forwards-long (Slurry)	13,233	39.47	—	522	554	32
Forwards-long (Catfeed)	43,550	61.57	—	2,682	2,870	188
Forwards-short (Catfeed)	(191,508)	—	61.57	(11,792)	(12,620)	(828)
Forwards-long (Slop)	28,931	42.17	—	1,220	1,292	72
Forwards-short (Slop)	(20,291)	—	44.26	(898)	(949)	(51)
Forwards-short (Propane)	(55,000)	—	25.72	(1,415)	(1,630)	(215)
Forwards-long (Butane)	52,595	41.90	—	2,204	2,549	345
Forwards-long (Asphalt)	22,092	64.43	—	1,423	1,478	55
Forwards-short (Asphalt)	(192,332)	—	52.17	(10,033)	(10,513)	(480)
Futures-long (Crude)	761,000	52.66	—	40,077	40,881	804
Futures-short (Crude)	(21,000)	—	52.83	(1,109)	(1,128)	(19)
Futures-long (Gasoline)	402,000	66.95	—	26,914	28,212	1,298
Futures-short (Gasoline)	(55,000)	—	66.49	(3,657)	(3,860)	(203)
Futures-long (Distillate)	447,000	70.62	—	31,567	32,445	878
Futures-short (Distillate)	(5,000)	—	83.72	(419)	(363)	56
Interest Rate Risk
As of December 31, 2016, $396.8 million, excluding discounts and issuance costs, of our outstanding debt was subject to floating interest rates, of which $240.0 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of December 31, 2016, we had interest rate swap contracts, maturing March 2019, that effectively fix the variable interest component on approximately $74.3 million of the outstanding principal of the term loans within the retail credit agreement.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $1.9 million per year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Financial Statements are included as an annex of this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon. The Company evaluated the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The independent registered public accounting firm of KPMG LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting, included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Pursuant to General Instruction G(3) to Form 10-K, the information concerning our directors to be disclosed under “Corporate Governance Matters — The Board of Directors” in the proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”) or in an amendment to this Form 10-K is incorporated herein by reference. Certain information concerning our executive officers is to be disclosed under the heading “Business and Properties — Executive Officers of the Registrant” in Items 1 and 2 of this Annual Report on Form 10-K, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.
The information concerning our audit committee to be disclosed under “Corporate Governance Matters — Committees of the Board and — Audit Committee” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.
The information regarding our Code of Ethics to be disclosed under “Corporate Governance Matters — Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
Pursuant to General Instruction G(3) to Form 10-K, the information to be disclosed under “Executive Compensation” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Pursuant to General Instruction G(3) to Form 10-K, the information to be disclosed under “Security Ownership of Certain Beneficial Holders and Management” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference. The information regarding our equity plans under which shares of our common stock are authorized for issuance as set forth under “Equity Compensation Plan Information” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Pursuant to General Instruction G(3) to Form 10-K, the information to be disclosed under “Certain Relationships and Related Transactions” and under “Corporate Governance Matters — Independent Directors” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Pursuant to General Instruction G(3) to Form 10-K, the information to be disclosed under “Independent Public Accountants” in the Proxy Statement or in an amendment to this Form 10-K is incorporated herein by reference.

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
2.1
Agreement and Plan of Merger, dated as of January 2, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on January 3, 2017, SEC File No. 001-32567).

2.2
First Amendment to Agreement and Plan of Merger, dated as of February 27, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc.

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
10.9
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

10.10*
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2011, SEC File No. 001-32567).

10.11*
Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

10.12*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.13*
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

10.15*
Second Amendment to Executive Employment Agreement, dated as of July 23, 2015, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 30, 2015, SEC File No. 001-32567).

10.16*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.17*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.18*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.19*
First Amendment to Amended and Restated Employment Agreement dated May 12, 2015 between Alon P. Moret and Alon USA GP, LLC, dated May 11, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on May 15, 2015, SEC File No. 001-32567).

10.20*
Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC (incorporated by reference to Exhibit 10.47 to Form 10-K, filed by the Company on March 14, 2013 SEC File No. 001-32567).

10.21*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.22*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.23*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.24*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.25*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.26*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.27*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.28*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.29*
Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit
10.30†
Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.31*
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

10.33*
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

10.37*
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.38*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 9, 2012, SEC File No. 001-32567).

10.39*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.40*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.41*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.42*	Alon USA Energy, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 12, 2017).
10.43*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.44*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.45*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.46
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.47
Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.48
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
10.49
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

10.50
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.51
First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.52†
Second Amended and Restated Supply and Offtake Agreement, dated February 1, 2015 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.53	Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of January 13, 2017, between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.54†
Second Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated February 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.55†
Amended and Restated Supply and Offtake Agreement by and between J. Aron & Company and Alon Supply, Inc., dated February 1, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.56	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.57	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).
10.58
Omnibus Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc. and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.59
Services Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC by and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.60
Tax Sharing Agreement by and among Alon USA Partners, LP and Alon USA Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.61
Distributor Sales Agreement by and among Alon USA Partners, LP and Southwest Convenience Stores, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.62
Offtake Agreement by and among Alon USA, LP and Paramount Petroleum Corporation, dated November 26, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.63
Contribution, Conveyance and Assumption Agreement by and among Alon Assets, Inc., Alon USA Partners GP, LLC, Alon USA Partners, LP, Alon USA Energy, Inc., Alon USA Refining, LLC, Alon USA Operating, Inc., Alon USA, LP and Alon USA GP, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.64
Second Amended Revolving Credit Agreement, dated as of May 23, 2013, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 24, 2013, SEC File No. 001-32567).

10.65
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated May 6, 2015, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.66
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.67
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.68
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.69
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.70
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.71
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.72
Additional Warrant Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.73
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
101
The following financial information from Alon USA Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

___________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

ALON USA ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
February 27, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon USA Energy, Inc.:
We have audited Alon USA Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alon USA Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 27, 2017

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$136,302	$234,127
Accounts and other receivables, net	134,744	119,171
Income tax receivable	32,984	3,741
Inventories	130,502	105,515
Deferred income tax asset	14,858	13,786
Prepaid expenses and other current assets	36,761	28,275
Total current assets	486,151	504,615
Equity method investments	33,431	42,811
Property, plant and equipment, net	1,366,895	1,380,202
Goodwill	62,885	62,885
Other assets, net	160,797	185,625
Total assets	$2,110,159	$2,176,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$328,561	$315,721
Accrued liabilities	100,529	93,780
Current portion of long-term debt	16,414	16,420
Total current liabilities	445,504	425,921
Other non-current liabilities	188,833	165,935
Long-term debt	511,552	539,542
Deferred income tax liability	381,857	380,580
Total liabilities	1,527,746	1,511,978
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; and no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, par value $0.01, 150,000,000 shares authorized; 71,578,093 and 70,960,461 shares issued and outstanding at December 31, 2016 and 2015, respectively	716	710
Additional paid-in capital	530,625	526,035
Accumulated other comprehensive loss, net of tax	(26,111)	(28,808)
Retained earnings	15,878	141,201
Total stockholders’ equity	521,108	639,138
Non-controlling interest in subsidiaries	61,305	25,022
Total equity	582,413	664,160
Total liabilities and equity	$2,110,159	$2,176,138

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales (1)	$3,913,404	$4,338,152	$6,779,456
Operating costs and expenses:
Cost of sales	3,376,803	3,515,406	6,002,270
Direct operating expenses	262,706	255,534	281,686
Selling, general and administrative expenses	194,078	200,195	170,139
Depreciation and amortization	145,577	126,494	124,063
Total operating costs and expenses	3,979,164	4,097,629	6,578,158
Gain (loss) on disposition of assets	(1,650)	1,914	274
Loss on impairment of goodwill	—	(39,028)	—
Operating income (loss)	(67,410)	203,409	201,572
Interest expense	(69,717)	(79,826)	(111,143)
Equity earnings of investees	9,813	6,669	1,678
Other income, net	692	417	674
Income (loss) before income tax expense (benefit)	(126,622)	130,669	92,781
Income tax expense (benefit)	(46,789)	48,282	22,913
Net income (loss)	(79,833)	82,387	69,868
Net income attributable to non-controlling interest	2,972	29,636	31,411
Net income (loss) available to stockholders	$(82,805)	$52,751	$38,457
Earnings (loss) per share, basic	$(1.17)	$0.76	$0.56
Weighted average shares outstanding, basic (in thousands)	70,739	69,772	68,985
Earnings (loss) per share, diluted	$(1.17)	$0.75	$0.55
Weighted average shares outstanding, diluted (in thousands)	70,739	70,714	69,373
Cash dividends per share	$0.60	$0.55	$0.53
_________________

(1)	Includes excise taxes on sales by the retail segment of $81,602, $77,860 and $75,409 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(79,833)	$82,387	$69,868
Other comprehensive income (loss):
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	(3,931)	357	(16,498)
Curtailment	5,199	—	—
(Gain) loss reclassified to earnings:
Amortization of net actuarial loss (1)	3,878	4,226	3,466
Amortization of prior service credit (1)	(719)	(364)	(364)
Net gain (loss), before tax	4,427	4,219	(13,396)
Income tax expense (benefit)	1,616	1,540	(4,559)
Net gain (loss), net of tax	2,811	2,679	(8,837)
Interest rate derivatives designated as cash flow hedges:
Unrealized holding loss arising during period	(533)	(1,276)	(1,292)
Loss reclassified to earnings - interest expense	753	338	54
Net gain (loss), before tax	220	(938)	(1,238)
Income tax expense (benefit)	80	(343)	(458)
Net gain (loss), net of tax	140	(595)	(780)
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	—	6,070	50,288
Amortization of unrealized (gain) loss on de-designated cash flow hedges - cost of sales	—	(41,948)	15,572
Net gain (loss), before tax	—	(35,878)	65,860
Income tax expense (benefit)	—	(13,276)	24,358
Net gain (loss), net of tax	—	(22,602)	41,502
Total other comprehensive income (loss), net of tax	2,951	(20,518)	31,885
Comprehensive income (loss)	(76,882)	61,869	101,753
Comprehensive income attributable to non-controlling interest	3,226	29,468	34,239
Comprehensive income (loss) attributable to stockholders	$(80,108)	$32,401	$67,514
_________________

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost, as further discussed in Note 15. Net periodic benefit cost is reflected in direct operating expenses and selling, general and administrative expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$682	$686	$509,170	$(37,515)	$124,936	$597,959	$27,445	$625,404
Stock compensation expense	—	9	7,915	—	—	7,924	(428)	7,496
Dividends	—	—	—	—	(36,483)	(36,483)	(1,134)	(37,617)
Dividends of common stock on preferred stock	—	1	42	—	(59)	(16)	—	(16)
Distributions to non-controlling interest in the Partnership	—	—	—	—	—	—	(23,242)	(23,242)
Net income	—	—	—	—	38,457	38,457	31,411	69,868
Other comprehensive income, net of tax	—	—	—	29,057	—	29,057	2,828	31,885
Balance at December 31, 2014	682	696	517,127	(8,458)	126,851	636,898	36,880	673,778
Stock compensation expense	—	13	8,217	—	—	8,230	(1,436)	6,794
Dividends	—	—	—	—	(38,387)	(38,387)	(415)	(38,802)
Dividends of common stock on preferred stock	—	—	10	—	(14)	(4)	—	(4)
Preferred stock conversion	(682)	1	681	—	—	—	—	—
Distributions to non-controlling interest in the Partnership	—	—	—	—	—	—	(39,475)	(39,475)
Net income	—	—	—	—	52,751	52,751	29,636	82,387
Other comprehensive loss, net of tax	—	—	—	(20,350)	—	(20,350)	(168)	(20,518)
Balance at December 31, 2015	—	710	526,035	(28,808)	141,201	639,138	25,022	664,160
Stock compensation expense	—	6	4,590	—	—	4,596	(54)	4,542
Dividends	—	—	—	—	(42,518)	(42,518)	(401)	(42,919)
Acquisition of California renewable fuels facility	—	—	—	—	—	—	37,774	37,774
Distributions to non-controlling interest in the Partnership	—	—	—	—	—	—	(4,262)	(4,262)
Net income (loss)	—	—	—	—	(82,805)	(82,805)	2,972	(79,833)
Other comprehensive income, net of tax	—	—	—	2,697	—	2,697	254	2,951
Balance at December 31, 2016	$—	$716	$530,625	$(26,111)	$15,878	$521,108	$61,305	$582,413

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(79,833)	$82,387	$69,868
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	145,577	126,494	124,063
Stock compensation	7,352	9,953	7,496
Deferred income taxes	(2,650)	5,906	5,961
Equity earnings of investees, net of dividends	(4,021)	(2,274)	—
Amortization of debt issuance costs	3,052	3,595	3,759
Amortization of original issuance discount	6,831	6,273	6,306
Write-off of unamortized debt issuance costs	—	—	558
Write-off of unamortized original issuance discount	—	—	391
(Gain) loss on disposition of assets	1,650	(1,914)	(274)
Loss on impairment of goodwill	—	39,028	—
Unrealized (gain) loss on commodity swaps	14,799	(7,937)	(3,778)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(13,553)	18,369	77,658
Income tax receivable	(29,243)	5,455	6,857
Inventories	(24,925)	17,288	4,983
Prepaid expenses and other current assets	(8,176)	(1,960)	(7,686)
Other assets, net	18,261	(11,782)	(27,506)
Accounts payable	35,130	(37,179)	(68,482)
Accrued liabilities	1,548	(14,170)	3,733
Other non-current liabilities	(12,283)	(11,467)	(10,249)
Net cash provided by operating activities	59,516	226,065	193,658
Cash flows from investing activities:
Capital expenditures	(58,644)	(101,195)	(88,429)
Capital expenditures for turnarounds and catalysts	(29,806)	(35,348)	(62,473)
Dividends from investees, net of equity earnings	—	—	1,472
Contribution to equity method investment	—	(15,161)	(597)
Proceeds from disposition of assets	1,917	2,889	41,032
Acquisition of California renewable fuels facility	(7,596)	—	—
Acquisition of retail stores	—	(11,196)	—
Net cash used in investing activities	(94,129)	(160,011)	(108,995)
Cash flows from financing activities:
Dividends paid to stockholders	(42,518)	(38,387)	(36,483)
Dividends paid to non-controlling interest	(401)	(415)	(1,134)
Distributions paid to non-controlling interest in the Partnership	(4,262)	(39,475)	(23,242)
RINs financing transactions	21,199	40,138	24,200
Deferred debt issuance costs	(810)	(2,139)	(2,284)
Revolving credit facilities, net	(55,000)	(5,000)	(40,000)
Additions to long-term debt	35,000	14,049	145,000
Payments on long-term debt	(16,420)	(15,659)	(160,258)
Net cash used in financing activities	(63,212)	(46,888)	(94,201)
Net increase (decrease) in cash and cash equivalents	(97,825)	19,166	(9,538)
Cash and cash equivalents, beginning of period	234,127	214,961	224,499
Cash and cash equivalents, end of period	$136,302	$234,127	$214,961
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$61,584	$70,556	$106,065
Cash paid (refunds received) for income tax	$(14,298)	$35,976	$10,957
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$21,011	$—

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
Refining and Marketing Segment. Our refining and marketing segment includes a sour crude oil refinery located in Big Spring, Texas, a light sweet crude oil refinery located in Krotz Springs, Louisiana, and heavy crude oil refineries located in Paramount, Bakersfield and Long Beach, California (the “California refineries”). We primarily refine crude oil into petroleum products, including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products, which are marketed primarily in the South Central, Southwestern and Western regions of the United States. We are also shipping and selling gasoline into wholesale markets in the Southern and Eastern United States. Our California refineries have not processed crude oil since 2012 due to the high cost of crude oil relative to product yield and low asphalt demand.
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
The Partnership sells motor fuels under the Alon brand through various terminals to supply 639 Alon branded retail sites, including our retail segment convenience stores. In addition, the Partnership sells motor fuels through our wholesale distribution network on an unbranded basis.
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
We are the majority owner of a renewable fuels facility in California that began commercial production in February 2016 and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels facility generates both state and federal environmental credits as well as the federal blender’s tax credit, when effective.
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
Asphalt produced by our Big Spring refinery is transferred to the asphalt segment at prices substantially determined by reference to the cost of crude oil and Rocky Mountain asphalt, which is intended to approximate wholesale market prices. We market asphalt primarily as paving asphalt to road and materials manufacturers and as ground tire rubber polymer modified or emulsion asphalt to highway construction/maintenance contractors. Sales of asphalt are seasonal with the majority of sales occurring between May and October.
Retail Segment. Our retail segment operates 306 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven brand name. Substantially all of the motor fuels sold through our retail segment are supplied by our Big Spring refinery, which are transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

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
Revenues from our inventory financing agreements (Note 10) are reported on a gross basis as we are considered a principal in these agreements.
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
Crude oil inventory consigned to others represents inventory that was sold to third parties, which we are obligated to repurchase at the end of the respective agreements (Note 10). As a result of this requirement to repurchase the inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.

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
We also have asset retirement obligations with respect to the removal of underground storage tanks and the removal of brand signage at our owned and leased retail sites. The asset retirement obligation for storage tank removal on leased retail sites is accreted over the expected life of the underground storage tank, which approximates the average retail site lease term (Note 14).

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
Our stock-based compensation plan includes granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses to our directors, officers and key employees. We use the grant date fair value based method for calculating and accounting for stock-based compensation. Expenses related to stock-based compensation are included in selling, general and administrative expenses in our consolidated statements of operations (Note 18).

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
Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed or reliably determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable. Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations (Note 22).
Substantially all amounts accrued are expected to be paid out over the next 15 years. The amount of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.

(p)	Earnings (Loss) Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of participating common shares outstanding during the reporting period. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the period (Note 20).

(q)	Other Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income, such as defined postretirement benefit plan adjustments and gains and losses related to certain derivative instruments designated in qualifying hedging relationships. The balance in accumulated other comprehensive loss, net of tax reported in the consolidated balance sheets consists of defined postretirement benefit plan adjustments and unrealized gains and losses on cash flow hedges.

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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(u)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The standard allows for either full retrospective adoption or modified retrospective adoption. In August 2015, the FASB updated the guidance to include a one-year deferral of the effective date for the new revenue standard, making the requirements of the standard effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the guidance to determine the method of adoption and the impact this standard will have on our consolidated financial statements and related disclosures. Based on our initial evaluation, though not currently quantified, the adoption of the standard is not expected to have a material impact on the timing of revenue recognized, results of operations or cash flows.
In November 2015, the FASB issued an accounting standards update simplifying the presentation of income taxes. This updated standard eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as non-current in a single line item. The requirements from the updated standard are effective for interim and annual periods beginning after December 31, 2016, and early adoption is permitted. The adoption of this update will result in the reclassification of current deferred income tax assets to non-current deferred income tax liabilities.
In February 2016, the FASB issued new guidance on the accounting for leases, which requires lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The new guidance also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The requirements from this guidance are effective for interim and annual periods beginning after December 31, 2018. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.
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
In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The amendments from this update are effective for interim and annual periods beginning after December 15, 2017. We do not expect application of this standard to have a material effect on our consolidated financial statements.

(3)	California Renewable Fuels Facility
On March 1, 2016, we acquired control of the California renewable fuels facility which initially provides for us to receive approximately 77% of earnings and distributions of the facility. We increased our original 32% ownership and obtained control of the California renewable fuels facility after certain operational milestones were achieved. Our share of earnings and distributions will change upon the achievement of certain cash distribution milestones. In each case following the achievement of cash distribution milestones and assuming no further dilution to any of the members in the facility, our share of earnings and distributions will be reduced to approximately 57% and then be increased to approximately 62%, at which time the percentage will become fixed. We contributed to the facility total cash in the amount of $27,109.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Our California renewable fuels facility began operations in February 2016. The facility converts approximately 3,000 barrels per day of tallow and other feedstocks into renewable fuels, which are replacements for petroleum-based fuels. Our California renewable fuels facility generates environmental credits in the form of renewable identification numbers, California low-carbon fuels standards credits and blender’s tax credits, which are all recorded in net sales.
Acquisitions achieved in stages require that in the period the acquiring company achieves control, that it recognize 100% of the fair value of the net assets at that time. Additionally, the existing equity interests of the company and of non-controlling interest are required to be recorded at fair value. The fair value of the facility was estimated by applying the market approach. Based on our analysis as of March 1, 2016, there was no gain recorded for the revaluation of our previous equity interests. The fair value of the assets and liabilities recorded into our consolidated financial statements are as follows:

Current assets	$19,060
Other assets	10,704
Property, plant and equipment	51,619
Current liabilities	(20,401)
Fair value of net assets assumed	60,982
Non-controlling interest	(37,774)
Fair value of net assets assumed, less non-controlling interest	$23,208
Beginning March 1, 2016, we have consolidated the California renewable fuels facility as part of our refining and marketing segment in our consolidated financial statements. Our consolidated statements of operations include the facility’s revenues of $147,954 and operating income of $24,060 for the year ended December 31, 2016.

(4)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. The limited partner interests of the Partnership are represented as common units outstanding. As of December 31, 2016, the 11,520,220 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Partnership, which is a non-economic interest.
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
The following table summarizes the Partnership’s cash distribution activity for the years ended December 31, 2016, 2015 and 2014:

	Cash Available for Distribution Per Unit (1)	Distributions Paid Per Unit	Total Distributions Paid	Distributions Paid to Non-Controlling Interest
2016	$0.40	$0.37	$23,132	$4,262
2015	2.81	3.43	214,405	39,475
2014	2.54	2.02	126,262	23,242
_______________________

(1)
Represents the aggregate cash available for distribution per unit attributable to the period indicated. This represents the difference between cash available for distribution and distributions paid in the table above.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(5)	Segment Data
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
Segment data as of and for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year ended December 31, 2016
Net sales to external customers	$2,932,673	$248,988	$731,743	$—	$3,913,404
Intersegment sales (purchases)	307,497	(16,772)	(290,725)	—	—
Depreciation and amortization	124,304	5,044	13,519	2,710	145,577
Operating income (loss)	(96,946)	17,448	15,536	(3,448)	(67,410)
Turnarounds, catalysts and capital expenditures	78,478	3,001	5,630	3,348	90,457

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year ended December 31, 2015
Net sales to external customers	$3,305,762	$257,955	$774,435	$—	$4,338,152
Intersegment sales (purchases)	358,194	(31,198)	(326,996)	—	—
Depreciation and amortization	107,619	4,892	12,431	1,552	126,494
Operating income (loss)	178,081	2,363	25,230	(2,265)	203,409
Turnarounds, catalysts and capital expenditures	108,777	3,385	18,993	5,388	136,543

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Year ended December 31, 2014
Net sales to external customers	$5,382,360	$457,412	$939,684	$—	$6,779,456
Intersegment sales (purchases)	555,622	(59,615)	(496,007)	—	—
Depreciation and amortization	104,676	4,747	12,241	2,399	124,063
Operating income (loss)	204,609	(25,597)	25,665	(3,105)	201,572
Turnarounds, catalysts and capital expenditures	125,621	5,777	16,748	2,756	150,902
Total assets by reportable segment consisted of the following:

	December 31, 2016	December 31, 2015
Refining and marketing	1,739,840	1,822,924
Asphalt	111,941	106,015
Retail	241,272	231,078
Corporate	17,106	16,121
Total assets	$2,110,159	$2,176,138

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(6)	Fair Value
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets:
Fair value hedges of consigned inventory	$—	$14,777	$—	$14,777
Liabilities:
Commodity contracts (futures and forwards)	1,561	—	—	1,561
Interest rate swaps	—	1,956	—	1,956

As of December 31, 2015
Assets:
Commodity contracts (swaps)	$—	$14,799	$—	$14,799
Fair value hedges of consigned inventory	—	33,797	—	33,797
Liabilities:
Commodity contracts (futures and forwards)	592	—	—	592
Interest rate swaps	—	2,176	—	2,176
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2016.
The following table sets forth our non-recurring fair value measurements, by input level, in the consolidated balance sheets as of December 31, 2015:

	Level 1	Level 2	Level 3	Total	Total Losses
As of December 31, 2015
Goodwill (1)	$—	$—	$62,885	$62,885	$(39,028)
_________________

(1)
Goodwill with a carrying amount of $101,913 as of December 31, 2014 was written down to its implied fair value of $62,885, resulting in an impairment charge of $39,028, which has been included in earnings for the year ended December 31, 2015.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(7)	Derivative Financial Instruments
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
During the years ended December 31, 2016, 2015 and 2014, we had economic hedges in the form of swap contracts that fixed price differentials between different types of crude oil and refined products that we use or produce at our refineries. As of December 31, 2016, we did not have any outstanding commodity swap contracts accounted for as economic hedges.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 10 that have been accounted for as fair value hedges, which had purchase volumes of 425 thousand barrels of crude oil as of December 31, 2016.
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
Commodity Derivatives. As of December 31, 2016, we did not have any commodity swap contracts accounted for as cash flow hedges. During the first quarter of 2015, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. During the year ended December 31, 2015, we reclassified gains of $41,948 from other comprehensive income (“OCI”) into cost of sales related to these de-designated cash flow hedges that settled in 2015. During the year ended December 31, 2014, we reclassified losses of $15,572 from OCI into cost of sales related to previously de-designated cash flow hedges that settled in 2014.
Related to commodity swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $0, $(35,878) and $65,860 for the years ended December 31, 2016, 2015 and 2014, respectively.
Interest Rate Derivatives. We have interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement, as defined in Note 16. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. As of December 31, 2016, the outstanding principal of these term loans was $97,900. The interest rate swaps lock in an average fixed interest rate of 2.22% in 2017; 2.89% in 2018 and 3.06% in 2019.
Related to these interest rate swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $220, $(938) and $(1,238) for the years ended December 31, 2016, 2015 and 2014, respectively.
For the years ended December 31, 2016, 2015 and 2014, there was no cash flow hedge ineffectiveness recognized in income. For the years ended December 31, 2016, 2015 and 2014, no component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

As of December 31, 2016, we have net unrealized losses of $1,956 classified in OCI related to cash flow hedges. Assuming interest rates remain unchanged, unrealized losses of $907 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$3,602	Accrued liabilities	$5,163
Total derivatives not designated as hedging instruments		3,602		5,163

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$1,956
Fair value hedges of consigned inventory	Other assets	14,777		—
Total derivatives designated as hedging instruments		14,777		1,956
Total derivatives		$18,379		$7,119

	As of December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$292	Accrued liabilities	$884
Commodity contracts (swaps)	Accounts receivable	14,799		—
Total derivatives not designated as hedging instruments		15,091		884

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$2,176
Fair value hedges of consigned inventory	Other assets	33,797		—
Total derivatives designated as hedging instruments		33,797		2,176
Total derivatives		$48,888		$3,060

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive loss:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2016
Interest rate swaps	$220	Interest expense	$(753)		$—
Total derivatives	$220		$(753)		$—

For the Year Ended December 31, 2015
Commodity contracts (swaps)	$(35,878)	Cost of sales	$41,948		$—
Interest rate swaps	(938)	Interest expense	(338)		—
Total derivatives	$(36,816)		$41,610		$—

For the Year Ended December 31, 2014
Commodity contracts (swaps)	$65,860	Cost of sales	$(15,572)		$—
Interest rate swaps	(1,238)	Interest expense	(54)		—
Total derivatives	$64,622		$(15,626)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2016	2015	2014
Fair value hedges of consigned inventory (1)	Interest expense	$(19,020)	$8,894	$28,242
Total derivatives		$(19,020)	$8,894	$28,242
_________________

(1)	Changes in the fair value hedges are substantially offset in earnings by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2016	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$5,451	$(6,302)	$(18,950)
Commodity contracts (swaps)	Cost of sales	367	17,267	20,232
Total derivatives		$5,818	$10,965	$1,282

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
The following table presents offsetting information regarding our derivatives by type of transaction as of December 31, 2016 and 2015:

	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$5,169	$(1,567)	$3,602	$(3,602)	$—	$—
Interest rate swaps	29	(29)	—	—	—	—
Fair value hedges of consigned inventory	14,777	—	14,777	—	—	14,777
Derivative Liabilities:
Commodity contracts (futures and forwards)	$6,730	$(1,567)	$5,163	$(3,602)	$—	$1,561
Interest rate swaps	1,985	(29)	1,956	—	—	1,956

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$1,112	$(820)	$292	$(292)	$—	$—
Commodity contracts (swaps)	39,739	(24,940)	14,799	—	—	14,799
Interest rate swaps	30	(30)	—	—	—	—
Fair value hedges of consigned inventory	33,797	—	33,797	—	—	33,797
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,704	$(820)	$884	$(292)	$—	$592
Commodity contracts (swaps)	24,940	(24,940)	—	—	—	—
Interest rate swaps	2,206	(30)	2,176	—	—	2,176
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
We are exposed to market risk related to the volatility in the price of credits needed to comply with these governmental and regulatory programs. We manage this risk by purchasing RINs when prices are deemed favorable utilizing fixed price purchase contracts. We may also sell RINs with an agreement to repurchase in the future. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.
The cost of meeting our obligations under these compliance programs (exclusive of benefit generated from our California renewable fuels facility operations) was $51,048, $35,062 and $27,110 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(8)	Accounts and Other Receivables
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. We perform ongoing credit evaluations of our customers and require letters of credit, prepayments or other collateral or guarantees as management deems appropriate. J. Aron & Company (“J. Aron”) accounted for more than 10% of our net sales for the years ended December 31, 2016, 2015 and 2014. The allowance for doubtful accounts is reflected as a reduction of accounts and other receivables in the consolidated balance sheets.
Accounts and other receivables, net consisted of the following:

	As of December 31,
	2016	2015
Trade accounts receivable	$121,663	$98,164
Other receivables	14,171	21,724
Allowance for doubtful accounts	(1,090)	(717)
Total accounts and other receivables, net	$134,744	$119,171
The following table sets forth the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
2016	$717	$373	$—	$1,090
2015	761	126	(170)	717
2014	461	300	—	761

(9)	Inventories
Carrying value of inventories consisted of the following:

	As of December 31,
	2016	2015
Crude oil, refined products, asphalt and blendstocks	$57,021	$42,123
Crude oil consignment inventory (Note 10)	11,708	2,928
Materials and supplies	27,826	26,940
Store merchandise	26,752	28,475
Store fuel	7,195	5,049
Total inventories	$130,502	$105,515
Reductions of inventory volumes during 2016 and 2015 resulted in a liquidation of LIFO inventory layers. There was no material cost of sales impact related to the 2016 liquidation of LIFO inventory layers, and the 2015 liquidation increased cost of sales by $11,371. There were no liquidations of LIFO inventory layers during 2014.
At December 31, 2016, the market value of our refined products, asphalt and blendstock inventories exceeded LIFO costs by $4,390. At December 31, 2015, the market value of our refined products, asphalt and blendstock inventories was lower than LIFO costs by $836. The market value of our crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $13,154 and $18,521 at December 31, 2016 and 2015, respectively.

(10)	Inventory Financing Agreements
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The Supply and Offtake Agreements also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf.
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
At December 31, 2016 and 2015, we had net current receivables of $6,112 and $8,385, respectively, with J. Aron for sales and purchases, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At December 31, 2016 and 2015, we had non-current liabilities for the original financing of $22,042 and $23,771, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $5,613 and $328 at December 31, 2016 and 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(11)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2016	2015
Refining facilities	$2,005,015	$1,915,924
Pipelines and terminals	43,538	43,443
Retail	214,596	209,921
Other	26,657	23,377
Property, plant and equipment, gross	2,289,806	2,192,665
Accumulated depreciation	(922,911)	(812,463)
Property, plant and equipment, net	$1,366,895	$1,380,202
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $111,863, $103,358 and $106,623, respectively.
Acquisition of Assets
In March 2016, we acquired control of the California renewable fuels facility, as discussed in Note 3. Property, plant and equipment related to our California renewable fuels facility is included in refining facilities in the table above.
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

(12)	Goodwill
The following table provides a summary of changes to our goodwill balance by segment:

	Refining and Marketing	Asphalt	Retail	Total
Balance at December 31, 2013	$39,028	$16,726	$50,189	$105,943
Decrease of goodwill (1)	—	(4,030)	—	(4,030)
Balance at December 31, 2014	39,028	12,696	50,189	101,913
Decrease of goodwill (2)	(39,028)	—	—	(39,028)
Balance at December 31, 2015	—	12,696	50,189	62,885
Increase of goodwill	—	—	—	—
Balance at December 31, 2016	$—	$12,696	$50,189	$62,885
________________

(1)	During the year ended December 31, 2014, we sold our Willbridge, Oregon asphalt terminal, which was allocated goodwill of $4,030 at the time of disposition.

(2)
The volatility in the crude price environment during 2015 caused a reduction in the growth rate for U.S. crude oil production, which subsequently caused a reduction in U.S. crude oil price discounts compared to waterborne crude prices. As a result, we have delayed planned projects within the California refining reporting unit, which had a negative effect on the timing of future cash flows. We recognized a goodwill impairment loss of $39,028 related to our California refining reporting unit for the year ended December 31, 2015.

(13)	Other Assets, Net
Other assets, net consisted of the following:

	As of December 31,
	2016	2015
Deferred turnaround and catalyst costs	$79,391	$87,469
Environmental receivables (Note 22)	2,762	2,648
Intangible assets, net	18,962	14,505
Receivable from supply and offtake agreements (Note 10)	26,179	26,179
Fair value hedges of consigned inventory (Note 7)	14,777	33,797
Other, net	18,726	21,027
Total other assets	$160,797	$185,625

(14)	Accounts Payable, Accrued Liabilities and Other Non-Current Liabilities

(a)	Accounts Payable
Included in accounts payable was $78,565 and $91,179 related to RINs financing transactions as of December 31, 2016 and 2015, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	As of December 31,
	2016	2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$41,420	$35,375
Employee costs	23,014	25,202
Commodity contracts	5,163	884
Accrued finance charges	1,866	1,789
Environmental accrual (Note 22)	4,237	7,880
Other	24,829	22,650
Total accrued liabilities	$100,529	$93,780

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$48,983	$49,054
Environmental accrual (Note 22)	41,399	38,482
Asset retirement obligations	12,463	10,906
Consignment inventory obligations (Note 10)	36,819	57,568
Interest rate swaps	1,956	2,176
RINs financing transactions	39,478	—
Other	7,735	7,749
Total other non-current liabilities	$188,833	$165,935
The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Balance at beginning of year	$10,906	$12,328
Accretion expense	804	775
Revisions in estimated cash flows	934	(2,128)
Retirements	(181)	(213)
Additions	—	144
Balance at end of year	$12,463	$10,906
The revisions in estimated cash flows during 2016 are related to increased tank retirement costs. The revisions in estimated cash flows during 2015 include changes in expected inflationary rates partially offset by increased tank retirement costs.

(15)	Postretirement Benefits

(a)	Retirement Plans
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Financial information related to our pension plans is presented below:

	Pension Benefits
	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$128,829	$129,053
Service cost	3,806	3,985
Interest cost	5,637	5,022
Actuarial (gain) loss	3,662	(5,959)
Benefits paid	(5,145)	(3,272)
Projected benefit obligations at end of year	$136,789	$128,829
Change in plan assets:
Fair value of plan assets at beginning of year	$86,828	$84,893
Actual gain (loss) on plan assets	6,779	(468)
Employer contribution	1,181	5,675
Benefits paid	(5,145)	(3,272)
Fair value of plan assets at end of year	$89,643	$86,828
Reconciliation of funded status:
Fair value of plan assets at end of year	$89,643	$86,828
Less projected benefit obligations at end of year	136,789	128,829
Under-funded status at end of year	$(47,146)	$(42,001)
The pre-tax amounts related to the defined benefit plans recognized in the consolidated balance sheets as of December 31, 2016 and 2015 were as follows:

	Pension Benefits
	2016	2015
Amounts recognized in the consolidated balance sheets:
Pension benefit liability	$(47,146)	$(42,001)
The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2016 and 2015 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits
	2016	2015
Net actuarial loss	$(42,692)	$(42,091)
Prior service credit	174	225
Total	$(42,518)	$(41,866)
The following amounts included in accumulated other comprehensive loss as of December 31, 2016 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2017:

Pension Benefits
Amortization of prior service credit	$(51)
Amortization of net actuarial loss	3,156
Total	$3,105

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

As of December 31, 2016 and 2015, the accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	As of December 31,
	2016	2015
Projected benefit obligation	$136,789	$128,829
Accumulated benefit obligation	129,292	119,031
Fair value of plan assets	89,643	86,828
The weighted-average assumptions used to determine benefit obligations at December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefits
	2016	2015	2014
Discount rate	4.15%	4.45%	3.95%
Rate of compensation increase	2.20%	3.00%	2.50%
The discount rate used reflects the expected future cash flow based on our funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end because it has been specifically designed to help pension funds comply with statutory funding guidelines.
The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefits
	2016	2015	2014
Discount rate	4.45%	3.95%	4.75%
Expected return on plan assets	8.50%	8.50%	8.60%
Rate of compensation increase	3.00%	2.50%	3.00%
Our overall expected long-term rate of return on assets is 7.60%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The components of net periodic benefit cost for the years and periods were as follows:

	Pension Benefits
	Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$3,806	$3,985	$3,424
Interest cost	5,637	5,022	4,952
Amortization of prior service credit	(51)	(51)	(51)
Expected return on plan assets	(6,997)	(6,329)	(5,478)
Recognized net actuarial loss	3,278	3,408	2,432
Net periodic benefit cost	$5,673	$6,035	$5,279

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Plan Assets
The weighted-average asset allocation of our pension benefits at December 31, 2016 and 2015 was as follows:

	Pension Benefits
	Plan Assets
	2016	2015
Asset Category:
Equity securities	78.1%	76.9%
Debt securities	12.6%	12.5%
Real estate investment trust	9.3%	10.6%
Total	100.0%	100.0%
The fair value of our pension assets by category as of December 31, 2016 and 2015 were as follows:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year ended December 31, 2016
Equity securities:
U.S. companies	$56,959	$—	$—	$56,959
International companies	13,045	—	—	13,045
Debt securities:
Preferred securities	4,000	—	—	4,000
Bond securities	—	7,272	—	7,272
Real estate securities	8,367	—	—	8,367
Total	$82,371	$7,272	$—	$89,643
Year ended December 31, 2015
Equity securities:
U.S. companies	$52,800	$—	$—	$52,800
International companies	13,957	—	—	13,957
Debt securities:
Preferred securities	3,770	—	—	3,770
Bond securities	—	7,067	—	7,067
Real estate securities	9,234	—	—	9,234
Total	$79,761	$7,067	$—	$86,828
The investment policies and strategies for the assets of our pension benefits is to, over a five-year period, provide returns in excess of the benchmark. The portfolio is expected to earn long-term returns from capital appreciation and a stable stream of current income. This approach recognizes that assets are exposed to price risk and the market value of the plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our specific risk management policies. In line with the investment return objective and risk parameters, the plans’ mix of assets includes a diversified portfolio of equity, fixed-income and real estate investments. Equity investments include domestic and international stocks of various sizes of capitalization. The asset allocation of the plan is reviewed on at least an annual basis.
Cash Flows
We contributed $1,181 and $5,675 to the pension plan for the years ended December 31, 2016 and 2015, respectively, and expect to contribute $2,625 to the pension plan in 2017. There were no employee contributions to the plans.
The benefits expected to be paid in each year 2017 – 2021 are $4,700; $5,793; $5,610; $6,060 and $6,450, respectively. The aggregate benefits expected to be paid in the five years from 2022 – 2026 are $37,700. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2016 and include estimated future employee service.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

401(k) Savings Plans
We sponsor a 401(k) savings plan that is available to all employees, excluding employees of our retail segment. We match 100% of individual non-unionized participant contributions up to 3% of compensation. For unionized employees at our Big Spring refinery, we match individual participant contributions up to 8% of compensation. For the years ended December 31, 2016 and 2015, our total contributions to the 401(k) savings plan were $3,215 and $3,340, respectively.
We also sponsor a 401(k) savings plan that is available to the employees of our retail segment. Retail employees may contribute up to 50% of their pay after completing three months of service. We match from 1% to 4.5% of employee compensation. For the years ended December 31, 2016 and 2015, our contributions were $1,214 and $1,100, respectively.

(b)	Postretirement Medical Plan
In addition to providing pension benefits, we adopted an unfunded postretirement medical plan covering certain health care and life insurance benefits (other benefits) for active and certain retired employees who met eligibility requirements in the plan documents. This plan is closed to new participants. During 2016, our postretirement medical plan was amended to allow participation only to those retired prior to January 2, 2017. The impact of this plan amendment reduced the accrued benefit liability and accumulated postretirement benefit obligation by $5,199. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheets was $2,309 and $7,633 at December 31, 2016 and 2015, respectively.
As of December 31, 2016, the total accumulated postretirement benefit obligation under the postretirement medical plan was $2,309.

(16)	Indebtedness
Debt consisted of the following:

	As of December 31,
	2016	2015
Term loan credit facilities	$284,233	$256,519
Alon USA, LP Credit Facility	—	55,000
Convertible senior notes	136,602	129,623
Retail credit facilities	107,131	114,820
Total debt	527,966	555,962
Less: Current portion	16,414	16,420
Total long-term debt	$511,552	$539,542

(a)	Alon USA Energy, Inc.
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
The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2016, the adjusted conversion rate was 73.171 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a per share conversion price of approximately $13.67, to reflect cash dividend adjustments. As of December 31, 2016, there have been no conversions of the Convertible Notes.

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
For the years ended December 31, 2016, 2015 and 2014, interest expense on the Convertible Notes’ contractual coupon rates was $4,500, $4,500 and $4,500, respectively. The amounts charged to interest expense for amortization of the original issuance discount on the Convertible Notes for the years ended December 31, 2016, 2015 and 2014 were $6,180, $5,674 and $5,208, respectively.
As of December 31, 2016, the if-converted value of the Convertible Notes did not exceed the outstanding principal balance.
The principal balance, unamortized discount, unamortized issuance costs and net carrying amount of the liability and equity components of the Convertible Notes as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Equity component, pretax (1)	$30,365	$30,365
Convertible Notes:
Principal balance	150,000	150,000
Less: Unamortized issuance discount	(11,848)	(18,028)
Less: Unamortized issuance costs	(1,550)	(2,349)
Convertible Notes, net	$136,602	$129,623
_________________
(1)A deferred tax liability of $11,171 was recognized related to the issuance of the Convertible Notes.
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, we also entered into convertible note hedge transactions with respect to our common stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). We paid an aggregate amount of $28,455 to the Hedge Counterparties for the Purchased Options. The Purchased Options allow us to purchase up to 10,975,665 shares of our common stock, subject to customary anti-dilution adjustments, that underlie the Convertible Notes sold in the offering. As of December 31, 2016, the Purchased Options had an adjusted strike price of $13.67 per share of our common stock. The Purchased Options will expire in September 2018.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Warrant Transactions
In connection with the Convertible Notes offering, we also entered into warrant transactions (the “Warrants”), whereby we sold to the Hedge Counterparties warrants in an aggregate amount of $13,230. The Warrants allow the Hedge Counterparties to purchase up to 10,975,665 shares of our common stock, subject to customary anti-dilution adjustments. As of December 31, 2016, the Warrants had an adjusted strike price of $18.57 per share of our common stock. The Warrants will be settled on a net-share basis and will expire in April 2019. The Warrants have been included in additional paid-in capital on the consolidated balance sheets.
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
At December 31, 2016 and 2015, we had outstanding letters of credit under this facility of $57,727 and $60,627, respectively.
Alon Energy Term Loan. In March 2014, we entered into a five-year Term Loan Agreement (“Alon Energy Term Loan”) for a principal amount of $25,000, maturing in March 2019. Repayments are monthly, commencing June 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We pledged 4,033,333 of the Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets guarantees all payments under the Alon Energy Term Loan. The Alon Energy Term Loan contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2016 and 2015, the Alon Energy Term Loan had an outstanding balance, net of unamortized issuance costs, of $11,574 and $16,717, respectively.
2015 Term Loan Credit Facility. In August 2015, we entered into a $3,049 unsecured term loan (“2015 Term Loan”), which requires principal repayments of $51 monthly until maturity in August 2020. Borrowings under the 2015 Term Loan incur interest at an annual rate equal to LIBOR plus 2.50%. At December 31, 2016 and 2015, the 2015 Term Loan had an outstanding balance, net of unamortized issuance costs, of $2,137 and $2,720, respectively.
2016 Term Loan. In December 2016, we entered into a $35,000 secured term loan (“2016 Term Loan”). The 2016 Term Loan requires quarterly principal repayments, commencing December 2018 until maturity in December 2020. The 2016 Term Loan bears interest at a rate equal to LIBOR plus a margin of 3.75% per annum. The 2016 Term Loan is secured by a lien on certain of our asphalt terminals. The 2016 Term Loan contains certain restrictive covenants, including maintenance financial covenants. At December 31, 2016, the 2016 Term Loan had an outstanding balance, net of unamortized issuance costs, of $34,203.

(b)	Alon USA Partners, LP
Partnership Term Loan Credit Facility. In November 2012, the Partnership entered into a $250,000 term loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2,500 per annum paid in quarterly installments until maturity in November 2018. The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum. Based on Eurodollar market rates at December 31, 2016, the interest rate was 9.25% per annum.
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
At December 31, 2016 and 2015, the Partnership Term Loan had an outstanding balance, net of unamortized issuance costs and issuance discount, of $236,319 and $237,082, respectively.

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
At December 31, 2016, there were no outstanding borrowings under our Revolving Credit Facility, compared to borrowings of $55,000 at December 31, 2015. At December 31, 2016 and 2015, we had letters of credit outstanding of $100,613 and $48,590, respectively, under the Alon USA, LP $240,000 revolving credit facility.

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
Alon Retail Credit Agreement. In March 2014, Southwest Convenience Stores, LLC and Skinny’s LLC, (“Alon Retail”) entered into a credit agreement (“Alon Retail Credit Agreement”), maturing in March 2019. The Alon Retail Credit Agreement includes an initial $110,000 term loan and a $10,000 revolving credit loan. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans up to $30,000 to fund store rebuilds, new builds and acquisitions. In August 2015, we borrowed $11,000 using the accordion feature and amended the Alon Retail Credit Agreement to restore the undrawn amount of the accordion feature back to $30,000. The $11,000 incremental term loan was used to fund our acquisition of 14 retail convenience stores in New Mexico (Note 11).
Borrowings under the Alon Retail Credit Agreement bear interest at the Eurodollar rate plus an applicable margin between 2.00% and 2.75% per annum, determined quarterly based upon Alon Retail’s leverage ratio. As of December 31, 2016, the applicable margin was 2.50% per annum. Principal payments are made in quarterly installments based on a 15-year amortization schedule.
Obligations under the Alon Retail Credit Agreement are secured by a first lien on substantially all of the assets of Alon Retail. The Alon Retail Credit Agreement also contains certain restrictive covenants including maintenance financial covenants.
At December 31, 2016 and 2015, the Alon Retail Credit Agreement had $96,922 and $104,540, respectively, of outstanding term loans, net of unamortized issuance costs, and $10,000 and $10,000, respectively, outstanding under the revolving credit loan.
Other Retail Related Credit Facilities. At December 31, 2016 and 2015, we have other loans that mature in 2019 with outstanding balances of $209 and $280, respectively.

(e)	Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At December 31, 2016, we were in compliance with these covenants.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(f)	Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the four years subsequent to December 31, 2016 are as follows:

Year ended December 31,
2017	$16,414
2018	405,310
2019	109,298
2020	15,961
Total	$546,983

(g)	Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2016	2015	2014
Interest expense on debt	$33,204	$33,162	$37,850
Letters of credit and finance charges	30,815	40,058	65,156
Amortization of debt issuance costs	3,052	3,595	3,759
Write-off of debt issuance costs	—	—	558
Amortization of original issuance discount	6,831	6,273	6,306
Write-off of original issuance discount	—	—	391
Less: Capitalized interest	(4,185)	(3,262)	(2,877)
Total interest expense	$69,717	$79,826	$111,143

(17)	Stockholders' Equity

(a)	Common stock (share value in dollars)
Our authorized common stock consists of 150,000,000 shares of common stock, $0.01 par value. Issued and outstanding shares of common stock were 71,578,093 and 70,960,461 as of December 31, 2016 and 2015, respectively.
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets, whereby the participants would exchange shares of Alon Assets for shares of our common stock. During 2016 and 2015, 465,389 and 557,589 shares of our common stock were issued in exchange for 2,487.92 and 3,006.20 shares of Alon Assets, respectively. At December 31, 2016, 232,695 shares of our common stock are available to be exchanged for all of the outstanding shares held by the non-controlling interest shareholder of Alon Assets.
We recognized compensation expense associated with the difference in value between the participants’ ownership of Alon Assets compared to our common stock of $1,173, $2,274 and $2,432 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

For the years ended December 31, 2016, 2015 and 2014, activity in the number of common stock outstanding was as follows:

Common Stock
(in thousands)
Balance as of December 31, 2013	68,641
Shares issued in connection with stock plans	304
Shares issued for payment of preferred stock dividends	3
Shares issued in connection with amended shareholder agreement	659
Balance as of December 31, 2014	69,607
Shares issued in connection with stock plans	693
Shares issued for payment of preferred stock dividends	1
Shares issued in connection with preferred share conversions	101
Shares issued in connection with amended shareholder agreement	558
Balance as of December 31, 2015	70,960
Shares issued in connection with stock plans	153
Shares issued in connection with amended shareholder agreement	465
Balance as of December 31, 2016	71,578

(b)	Preferred stock (share value in dollars)
Our authorized preferred stock consists of 15,000,000 shares of convertible preferred stock, $0.01 par value. As of December 31, 2013, we had 68,180 remaining shares of 8.5% convertible preferred stock issued and outstanding. There were no conversions of preferred stock during the year ended December 31, 2014. The remaining 68,180 shares of our preferred stock were converted to 101,150 shares of our common stock during the year ended December 31, 2015. As of December 31, 2016 and 2015, we had no shares of convertible preferred stock issued and outstanding.

(c)	Dividends
Common Stock Dividends. During the year ended December 31, 2016, we paid cash dividends on common stock totaling $0.60 per share.
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
Additionally, the non-controlling interest shareholders of Alon Assets received aggregate cash dividends of $401, $415 and $1,134 during the years ended December 31, 2016, 2015, and 2014, respectively.
Preferred Stock Dividends. During the year ended December 31, 2015, we issued 771 shares of our common stock in aggregate for payment of the 8.5% preferred stock dividend. No preferred stock dividends were paid during the year ended December 31, 2016 as no shares were outstanding during the period.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(d)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(1,357)	$(27,451)	$(28,808)
Other comprehensive income (loss) before reclassifications	(348)	571	223
Amounts reclassified from accumulated other comprehensive income (loss)	476	1,998	2,474
Net current-period other comprehensive income	128	2,569	2,697
Balance at December 31, 2016	$(1,229)	$(24,882)	$(26,111)

(18)	Stock-Based Compensation (share values in dollars)
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
Restricted Stock. Non-employee directors are awarded an annual grant of $25 in shares of restricted stock, which vest over a period of three years, assuming continued service at vesting. In May 2016, we granted awards of 14,000 restricted shares at a grant price of $8.93 per share. In May 2015, we granted awards of 6,028 restricted shares at a grant date price of $16.59 per share.
In August 2016, we granted awards of 69,980 restricted shares to certain executive officers at a grant date price of $7.55 per share. These August 2016 restricted shares will vest as follows: 50% in August 2017 and 50% in August 2019, assuming continued service at vesting.
In July 2016, we granted awards of 131,985 restricted shares to certain executive officers at a grant date price of $6.66 per share. These July 2016 restricted shares vested as of December 31, 2016.
In May 2016, we granted awards of 158,333 restricted shares to our former CEO and President at a grant price of $7.55 per share. In July 2015, we granted awards of 100,000 restricted shares to our former CEO and President at a grant date price of $18.82. The 2015 awards and 100,000 shares of the 2016 awards vested in May 2016 while the remaining 58,333 were scheduled to vest in December 2016. In the third quarter of 2016, it was determined that awards made in 2015 and 2016 exceeded the individual annual plan limit. As a result, in the fourth quarter of 2016 our former CEO and President surrendered back to us an aggregate of 150,000 previously vested shares, including those previously surrendered for withholding tax purposes, and the outstanding award of 58,333 restricted shares was reduced to 50,000. These remaining 50,000 restricted shares vested in December 2016. In order to provide our former CEO and President with the value to which he was entitled to per the terms of his employment agreement, the board of directors, acting through the Compensation Committee, approved a cash bonus of approximately $1,392.
In August 2015, we granted awards of 69,980 restricted shares to certain executive officers at a grant date price of $21.00 per share. These August 2015 restricted shares are 50% vested as of December 31, 2016, with the remaining 50% vesting in August 2019, assuming continued service at vesting.
In May 2015, we granted awards of 255,000 restricted shares to certain executive officers at a grant date price of $16.59 per share. These May 2015 restricted shares vested as of December 31, 2016.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table summarizes the restricted share activity from December 31, 2014:

		Weighted Average Grant Date Fair Values
Non-vested Shares	Shares	(per share)
Non-vested at December 31, 2014	643,999	$14.24
Granted	431,008	17.82
Vested	(169,280)	14.69
Forfeited	—	—
Non-vested at December 31, 2015	905,727	$15.86
Granted	374,298	7.29
Vested	(1,120,391)	13.51
Forfeited	—	—
Non-vested at December 31, 2016	159,634	$12.26
As of December 31, 2016, the remaining non-vested restricted shares are scheduled to vest over the next three years, assuming continued service, as follows: 43,321 shares in 2017; 6,676 shares in 2018; and 109,637 shares in 2019. Compensation expense for the restricted stock grants amounted to $6,097, $7,369 and $4,151 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The fair value of shares vested in 2016 was $10,079.
Partnership Restricted Units. Non-employee directors of the Partnership, who are designated by Alon’s directors, are awarded an annual grant of $25 in restricted common units, which vest over a period of three years, assuming continued service at vesting. During the year ended December 31, 2016, we granted 10,181 restricted common units at an average grant date price of $9.82 per unit. During the year ended December 31, 2015, we granted awards of 3,489 restricted common units at an average grant date price of $21.50 per unit. Compensation expense for the Partnership’s restricted common unit grants amounted to $82, $61 and $87 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Restricted Stock Units. In 2011, we granted 500,000 restricted stock units to our former CEO and President at a grant date fair value of $11.47 per share. Each restricted unit represents the right to receive one share of our common stock upon the vesting of the restricted stock unit. All 500,000 restricted stock units vested in March 2015. Compensation expense for the restricted stock units amounted to $0, $249 and $1,496 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation. As of December 31, 2016, there was $1,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of two years.
In November 2016, our board of directors adopted the Alon USA Energy, Inc. 2016 Fair Market Value Stock Purchase Plan (the “2016 Plan”). The 2016 Plan allows eligible employees, directors, and other service providers to purchase from us shares of our common stock that have been purchased by us on the open market or that have been newly issued. The number of shares of common stock reserved for issuance under the 2016 Plan is 500,000 shares. In December 2016, our former CEO and President elected to utilize the funds of the previously mentioned cash bonus, less amounts applicable to withholding tax, to acquire 111,319 shares pursuant to the terms of the 2016 Plan.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(19)	Income Taxes
Income tax expense (benefit) included the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(44,925)	$44,694	$15,171
State	786	(2,318)	1,781
Total current	$(44,139)	$42,376	$16,952
Deferred:
Federal	$2,630	$3,360	$7,176
State	(5,280)	2,546	(1,215)
Total deferred	(2,650)	5,906	5,961
Income tax expense (benefit)	$(46,789)	$48,282	$22,913
A reconciliation between the income tax expense (benefit) computed on pre-tax income (loss) at the statutory federal rate and the actual provision for income tax expense (benefit) is as follows:

	Year Ended December 31,
	2016	2015	2014
Computed expected tax expense (benefit)	$(44,318)	$45,734	$32,474
State and local income taxes, net of federal benefit	(5,119)	1,604	532
Non-controlling interest	(1,393)	(10,272)	(11,097)
Changes in non-deductible goodwill	—	13,660	1,411
Other, net	4,041	(2,444)	(407)
Income tax expense (benefit)	$(46,789)	$48,282	$22,913
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	As of December 31,
	2016	2015
Deferred income tax assets:
Accounts receivable, allowance	$197	$198
Inventories	8,273	9,530
Accrued liabilities and other	1,564	1,605
Post-retirement benefits	16,623	18,437
Derivative instruments designated as cash flow hedges	721	800
Non-current accrued liabilities and other	20,970	24,383
Net operating loss carryover	23,923	21,212
Tax credits	1,141	1,150
Other	6,999	4,332
Deferred income tax assets	$80,411	$81,647
Deferred income tax liabilities:
Deferred gain on the Offering of the Partnership	$50,115	$50,178
Deferred charges	358	401
Unrealized gains	(1,208)	4,645
Property, plant and equipment	369,406	370,225
Other non-current	16,233	11,631
Intangibles	12,506	11,361
Deferred income tax liabilities	$447,410	$448,441

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
At December 31, 2016, we have net operating loss carryforwards for state and local income tax purposes of $409,458 which are available to offset future state taxable income in various years through 2033.
We have elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the consolidated statements of operations. We are subject to U.S. federal income tax, and income tax in multiple state jurisdictions with California, Texas, New Mexico, Oklahoma and Louisiana comprising the majority of our state income tax. The federal tax years 2000 to 2011 are closed to audit. In general, the state tax years open to audit range from 2011 to 2015. Our liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2016, as there were no unrecognized tax benefits recorded in 2016.

(20)	Earnings (Loss) Per Share
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
The calculation of earnings (loss) per share, basic and diluted, for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, per share value in dollars):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) available to stockholders	$(82,805)	$52,751	$38,457
less: preferred stock dividends	—	15	59
Net income (loss) available to common stockholders	(82,805)	52,736	38,398

Weighted average shares outstanding, basic	70,739	69,772	68,985
Dilutive common stock equivalents	—	942	388
Weighted average shares outstanding, diluted	70,739	70,714	69,373
Earnings (loss) per share, basic	$(1.17)	$0.76	$0.56
Earnings (loss) per share, diluted	$(1.17)	$0.75	$0.55
For the year ended December 31, 2016, we excluded 28 common stock equivalents from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive. For the years ended December 31, 2015 and 2014, the weighted average diluted shares includes all potentially dilutive common stock equivalents.

(21)	Related Party Transactions
(a)Preferred Stock Conversions
During the years ended December 31, 2016 and 2014, there were no conversions of our convertible preferred stock. At December 31, 2016 and 2015, there were no shares of our convertible preferred stock outstanding. During the year ended December 31, 2015, the remaining 68,180 shares of 8.5% convertible preferred stock held by certain shareholders of Alon Israel were converted into 101,150 shares of our common stock.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)Development Agreement
We entered into a development agreement with BSRE Point Wells, LP (“BSRE”), an indirect subsidiary of our former parent company, Alon Israel Oil, Ltd., in conjunction with the sale of a parcel of land at Richmond Beach, Washington to BSRE. In order to enhance the value of the land with a view towards maximizing the proceeds from its sale, the agreement provides that Alon and BSRE intend to cooperate in the development and construction of a mixed-use residential and planned community real estate project on the land. As part of this agreement, we agreed to pay a quarterly development fee of $439 in exchange for the right to participate in the potential profits realized by BSRE from the development of the land. During each of the years ended December 31, 2016, 2015 and 2014, $1,755 was paid to BSRE.
(c)Delek US Holdings, Inc.
In May 2015, Delek US Holdings, Inc. (“Delek”) completed the purchase of approximately 48% of our outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased refined products from Delek of $3,149, $15,281 and $5,486 for the years ended December 31, 2016, 2015 and 2014, respectively.

(22)	Commitments and Contingencies

(a)	Leases
We have long-term lease commitments for land, office facilities, retail facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. We also have long-term lease commitments for land at our Krotz Springs refinery. In most cases we expect that in the normal course of business, our leases will be renewed or replaced by other leases. We have commitments under long-term operating leases for certain buildings, land, equipment and pipelines expiring at various dates over the next nineteen years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2016, minimum lease payments on operating leases were as follows:

Year ending December 31,
2017	$35,134
2018	27,368
2019	16,992
2020	9,925
2021	7,463
2022 and thereafter	31,652
Total	$128,534
Total rental expense was $41,156, $40,811 and $35,699 for the years ended December 31, 2016, 2015 and 2014, respectively. Contingent rentals and subleases were not significant.

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
We have a pipelines and terminals agreement with Holly Energy Partners (“HEP”) through February 2020 with three additional five-year renewal terms exercisable at our sole option. Pursuant to the pipelines and terminals agreement, we have committed to transport and store minimum volumes of refined products in these pipelines and terminals. The tariff rates applicable to the transportation of refined products on the pipelines are variable, with a base fee which is reduced for volumes exceeding defined volumetric targets. The agreement provides for the reduction of the minimum volume requirement under certain circumstances. Our minimum commitment under this agreement is $24,573 for 2017. The service fees for the storage of refined products in the terminals are set at rates competitive in the marketplace.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Our minimum throughput commitment is 15,645 bpd which is a $14,254 commitment for 2017. The agreement is for five years from the operational date of September 2012 with an option to extend the agreement by four additional thirty-month periods.
We have an arrangement with Centurion Pipeline L.P. (“Centurion”) through June 2021. This arrangement gives us transportation pipeline capacity to ship crude oil from Midland to the Big Spring refinery using Centurion’s approximately forty-mile long pipeline system from Midland to Roberts Junction and our three-mile pipeline from Roberts Junction to the Big Spring refinery which we lease to Centurion. Our minimum throughput commitment is 25,000 bpd which is a $2,454 commitment for 2017.
We have entered into a transportation services agreement with Navigator Energy Services, LLC (“Navigator”), which provides for the construction and operation of a pipeline system to facilitate delivery of crude oil to the Big Spring refinery from a number of injection points in the area of the refinery. The term of the agreement begins upon the commencement of shipments and continues for an initial period of ten years, with two additional five-year renewal terms exercisable at our sole option. Our minimum throughput commitment is 10,000 bpd which is a $2,144 commitment for 2017.
We have offtake agreements with two investment grade oil companies that provides for the sale, at market prices, of high sulfur distillate blendstock and light cycle oil, through June and September 2017. Both agreements will automatically extend for successive one-year terms unless either we or the other party cancels the agreement by delivering written notice of termination to the other at least 180 days prior to the end of the then current term.

(c)	Contingencies
We are involved in various legal actions arising in the ordinary course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.
One of our subsidiaries is a party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. We believe that we have valid counterclaims as well as affirmative defenses that will preclude recovery. Attempts to reach a commercial arrangement to resolve the dispute have been unsuccessful to this point. This matter is not currently scheduled for trial. Due to the uncertainties of litigation, we cannot predict with certainty the ultimate resolution of this lawsuit.

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
We have an environmental agreement with Sunoco pursuant to which we agreed to indemnify Sunoco against costs and liabilities incurred by Sunoco to the extent resulting from the existence of environmental conditions at the pipelines or from violations of environmental laws with respect to the pipelines occurring prior to March 1, 2006. With respect to any remediation required for environmental conditions existing prior to March 1, 2006, we have the option to perform such remediation ourselves in lieu of indemnifying Sunoco for their costs of performing such remediation.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

We have accrued environmental remediation obligations of $45,636 ($4,237 current liability and $41,399 non-current liability) at December 31, 2016, and $46,362 ($7,880 current liability and $38,482 non-current liability) at December 31, 2015. Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at a rate of 2.62%.
The table below summarizes our environmental liability accruals:

	As of December 31,
	2016	2015
Discounted environmental liabilities	$43,681	$43,526
Undiscounted environmental liabilities	1,955	2,836
Total accrued environmental liabilities	$45,636	$46,362
As of December 31, 2016, the estimated future payments of environmental obligations for which discounts have been applied are as follows:

Year ending December 31,
2017	$3,909
2018	3,577
2019	2,756
2020	3,201
2021	2,788
2022 and thereafter	37,850
Discounted environmental liabilities, gross	54,081
Less: Discount applied	10,400
Discounted environmental liabilities	$43,681
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $644 and $623 and non-current receivables of $2,762 and $2,648 at December 31, 2016 and 2015, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(23)	Quarterly Information (unaudited)
Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth (1)
2016
Net sales	$849,973	$1,008,388	$1,043,717	$1,011,326
Operating loss	(39,439)	(14,811)	(3,414)	(9,746)
Net loss	(36,060)	(20,630)	(7,338)	(15,805)
Net loss available to stockholders	(35,537)	(20,370)	(8,800)	(18,098)
Loss per share:
Basic	$(0.51)	$(0.29)	$(0.12)	$(0.25)
Diluted	$(0.51)	$(0.29)	$(0.12)	$(0.25)

2015
Net sales	$1,103,240	$1,301,341	$1,151,204	$782,367
Operating income (loss)	67,561	88,094	86,854	(39,100)
Net income (loss)	34,055	47,862	52,376	(51,906)
Net income (loss) available to stockholders	26,939	36,410	41,936	(52,534)
Earnings (loss) per share:
Basic	$0.39	$0.52	$0.60	$(0.75)
Diluted	$0.38	$0.50	$0.58	$(0.75)
_______________________

(1)	During the three months ended December 31, 2015, we recognized a goodwill impairment loss of $39,028 related to our California refining reporting unit (Note 12).

(24)	Subsequent Events
Dividend Declared
On February 23, 2017, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on March 17, 2017, to holders of record at the close of business on March 9, 2017.
Partnership Distribution Declared
On February 9, 2017, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of $6,877, or $0.11 per common unit. The cash distribution will be paid on February 28, 2017 to unitholders of record at the close of business on February 21, 2017. The total cash distribution payable to non-affiliated common unitholders will be $1,267.
Merger Agreement between Alon and Delek
On January 2, 2017, Alon and Delek entered into a definitive agreement under which Delek will acquire all of the outstanding shares of Alon common stock which Delek does not already own in an all-stock transaction. Delek currently owns approximately 33.7 million shares of our common stock. Under terms of the agreement, the owners of our remaining outstanding shares that Delek does not currently own will receive a fixed exchange ratio of 0.5040 of Delek shares for each share of Alon. The transaction is expected to close in the first half of 2017, subject to customary closing conditions, including regulatory approval and approval by Delek shareholders and Alon shareholders.
Krotz Springs Refinery RINs Exemption
In February 2017, the Krotz Springs refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2016 calendar year. As a result, we expect to record a reduction in RINs expense of $29,000 in the first quarter of 2017, based on a weighted average RINs price per gallon of $0.58.

EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of January 2, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on January 3, 2017, SEC File No. 001-32567).

2.2
First Amendment to Agreement and Plan of Merger, dated as of February 27, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc.

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

10.9
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

10.10*
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 6, 2011, SEC File No. 001-32567).

10.11*
Executive Employment Agreement, dated as of July 31, 2000, between Claire A. Hart and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).

Exhibit No.	Description of Exhibit
10.12*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Claire A. Hart and Alon USA GP, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.13*
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

10.15*
Second Amendment to Executive Employment Agreement, dated as of July 23, 2015, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 30, 2015, SEC File No. 001-32567).

10.16*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by the Company on April 10, 2009, SEC File No. 001-32567).

10.17*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and the Company (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).

10.18*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 13, 2011, SEC File No. 001-32567).

10.19*
First Amendment to Amended and Restated Employment Agreement dated May 12, 2015 between Alon P. Moret and Alon USA GP, LLC, dated May 11, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on May 15, 2015, SEC File No. 001-32567).

10.20*
Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC (incorporated by reference to Exhibit 10.47 to Form 10-K, filed by the Company on March 14, 2013 SEC File No. 001-32567).

10.21*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.22*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.23*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.24*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.25*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.26*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.27*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.28*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.29*
Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.30†
Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.31*
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

Exhibit No.	Description of Exhibit
10.33*
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

10.37*
Agreement, dated as of July 6, 2005, among Alon USA Energy, Inc., Alon USA, Inc., Alon USA Capital, Inc., Alon USA Operating, Inc., Alon Assets, Inc., Jeff D. Morris, Claire A. Hart and Joseph A. Concienne, III (incorporated by reference to Exhibit 10.52 to Form S-1/A, filed by the Company on July 7, 2005, SEC File No. 333-124797).

10.38*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 9, 2012, SEC File No. 001-32567).

10.39*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.40*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.41*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

10.42*	Alon USA Energy, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 12, 2017).
10.43*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.44*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.45*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.46
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.47
Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.48
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

10.49
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

10.50
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.51
First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.52†
Second Amended and Restated Supply and Offtake Agreement, dated February 1, 2015 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.53	Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of January 13, 2017, between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.54†
Second Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company, dated February 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.55†
Amended and Restated Supply and Offtake Agreement by and between J. Aron & Company and Alon Supply, Inc., dated February 1, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.56	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.57	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).
10.58
Omnibus Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc. and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.59
Services Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC by and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.60
Tax Sharing Agreement by and among Alon USA Partners, LP and Alon USA Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.61
Distributor Sales Agreement by and among Alon USA Partners, LP and Southwest Convenience Stores, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.62
Offtake Agreement by and among Alon USA, LP and Paramount Petroleum Corporation, dated November 26, 2012 (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.63
Contribution, Conveyance and Assumption Agreement by and among Alon Assets, Inc., Alon USA Partners GP, LLC, Alon USA Partners, LP, Alon USA Energy, Inc., Alon USA Refining, LLC, Alon USA Operating, Inc., Alon USA, LP and Alon USA GP, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.64
Second Amended Revolving Credit Agreement, dated as of May 23, 2013, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 24, 2013, SEC File No. 001-32567).

10.65
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated May 6, 2015, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.66
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.67
Base Bond Hedge Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.68
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.69
Additional Bond Hedge Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.70
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.71
Base Warrant Confirmation dated as of September 10, 2013, by and between Alon USA Energy, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.6 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.72
Additional Warrant Confirmation dated as of September 11, 2013, by and between Alon USA Energy, Inc. and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to Form 8-K, filed by the Company on September 16, 2013, SEC File No. 001-32567).

10.73
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
101
The following financial information from Alon USA Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2017	By:	/s/ Alan Moret
Alan Moret
Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2017	By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman of the Board

Date:	February 27, 2017	By:	/s/ Alan Moret
Alan Moret
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2017	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	February 27, 2017	By:	/s/ David Wiessman
David Wiessman
Director

Date:	February 27, 2017	By:	/s/ Zalman Segal
Zalman Segal
Director

Date:	February 27, 2017	By:	/s/ Ron W. Haddock
Ron W. Haddock
Director

Date:	February 27, 2017	By:	/s/ Ilan Cohen
Ilan Cohen
Director

Date:	February 27, 2017	By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Director

Date:	February 27, 2017	By:	/s/ Frederec Green
Frederec Green
Director

Date:	February 27, 2017	By:	/s/ Mark D. Smith
Mark D. Smith
Director

Date:	February 27, 2017	By:	/s/ Avigal Soreq
Avigal Soreq
Director

Date:	February 27, 2017	By:	/s/ William Kacal
William Kacal
Director

Date:	February 27, 2017	By:	/s/ Franklin Wheeler
Franklin Wheeler
Director