Form 10-K/A
period 2016-12-31
Alon USA Energy, Inc.
filed 2017-05-01
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter was $201,820,455 based on the closing price of Alon USA Energy, Inc.’s common stock as reported on the New York Stock Exchange of $6.48.
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 21, 2017, was 71,877,464.

EXPLANATORY NOTE
Alon USA Energy, Inc. (the “Company,” “Alon,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2017. The sole purpose of this Amendment No. 1 is to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance upon General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from our definitive proxy statement if such statement is filed with the SEC no later than 120 days after the fiscal year-end covered by the Form 10-K. We are filing this Amendment No. 1 to include information required by Part III of Form 10-K because we may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year-end covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III and exhibits under Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date.
Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

i

ii

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information concerning our executive officers is disclosed under the heading “Business and Properties — Executive Officers of the Registrant” in Items 1. and 2. of our Original Filing, which is incorporated herein by reference.
The Board of Directors
At the date of this Amendment No. 1 to our Annual Report on Form 10-K, the Board of Directors, or the Board, consists of eleven members.
During 2016, the Board held 11 meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he or she served. Two of our directors attended Alon’s annual meeting of stockholders held in 2016. Under Alon’s Corporate Governance Guidelines, each director is expected to devote the time necessary to appropriately discharge his or her responsibilities and to rigorously prepare for, and attend and participate in, Board meetings and meetings of Board committees on which he or she serves. Each director is expected to ensure that other commitments do not materially interfere with his or her service on the Board of Alon.
The age, principal occupation, board qualifications and certain other information for each director are set forth below:
Ezra Uzi Yemin, 48, has served as a director of the Company and was elected Chairman of the Board in May 2015. Mr. Yemin has served as the Chairman of the Board of Delek US Holdings, Inc. (“Delek”) since December 2012, as Delek’s Chief Executive Officer since June 2004 and as Delek’s president and a director since April 2001. Mr. Yemin also served as Delek’s treasurer from April 2001 to November 2003 and as Delek’s secretary from May 2001 to August 2005. Mr. Yemin’s duties with Delek include the formulation of its policies and direction, oversight of its executive officers, and overall responsibility for Delek’s operation and performance. Mr. Yemin has also served as the chairman of the board of directors and chief executive officer of Delek Logistics GP, LLC since April 2012. The Board has concluded that Mr. Yemin’s executive positions within the refining industry and financial expertise qualify him to serve as a member of the Board.
Ilan Cohen, 58, has served as a director of the Company since May 2014. Mr. Cohen has served as the Chief Executive Officer of Ilan Cohen Investments since 2006. From 2009 until February 2017, Mr. Cohen has also served on the board of Israel Discount Bank and Edmond de Rothschield, Israel, or EDRIS, and currently serves as vice chairman of EDRIS. From 2006 until 2013, Mr. Cohen served as the Executive Chairman and a Partner in Insuline, a medical device company listed on the Tel Aviv Stock Exchange (“TASE”). Mr. Cohen was also the co-founder of POC Management Consulting, and served as its senior partner and CEO from 1985 until 1990, and from 1991 through 2004. From 2004 until 2006, Mr. Cohen worked as the director general in the office of the Prime Minister of Israel. Mr. Cohen holds a B.A. from Tel-Aviv University, where he graduated Cum Laude and an M.B.A. from INSEAD in Fontainebleau, France, with distinction. The Board has concluded that Mr. Cohen’s financial education and expertise, directorship and executive experience, and distinguished government experience qualify him to serve as member of the Board.
Assaf Ginzburg, 41, has served as a director of the Company since May 2015. Mr. Ginzburg has served as Delek’s Chief Financial Officer since January 2013, a Delek Executive Vice President since May 2009 and as a Delek Vice President since February 2005. Mr. Ginzburg has also served as a member of the board of directors and an Executive Vice President of Delek Logistics GP, LLC since April 2012, and as its Chief Financial Officer since January 2013. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. The Board has concluded that Mr. Ginzburg’s executive positions within the refining industry and financial expertise qualify him to serve as a member of the Board.
Frederec Green, 51, has served as a director of the Company since May 2015. Mr. Green has served as Delek’s Chief Operating Officer since November 2016, a Delek Executive Vice President since May 2009 and as the primary operational officer for Delek’s refining operations from January 2005 until December 2016. Mr. Green has also served as a member of the board of directors and an Executive Vice President of Delek Logistics GP, LLC since April 2012. Mr. Green has more than 25 years of experience in the refining industry, including 14 years at Murphy Oil USA, Inc. where he served as a Senior Vice President during his last six years. Mr. Green has experience ranging from crude oil and feedstock supply, through all aspects of managing a refining business to product trading, transportation and sales. The Board has concluded that Mr. Green’s past executive positions within the refining industry and expertise qualify him to serve as a member of the Board.
Ron W. Haddock, 76, has served as a director of the Company since December 2000. Mr. Haddock also served as Chairman & CEO of AEI Services, LLC, an international power generation and distribution, and natural gas transmission distribution company since 2003. Mr. Haddock has also served as a director of Petron Corporation, a Philippine oil refining and marketing company, since 2009. From January 1989 to July 2000, Mr. Haddock served as Chief Executive Officer of Fina, Inc. Mr. Haddock also served on the Boards of Safety-Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and Trinity Industries, Inc., a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board has concluded that Mr. Haddock’s extensive directorship experience, past executive positions within the refining industry, financial reporting background and expertise qualify him to serve as a member of the Board.
William J. Kacal, 68, has served as a director of the Company since May 2016. Mr. Kacal currently serves as a director and Chairman of the Audit Committee of U.S. Silica Holdings, Inc., as a director of Integrity Bancshares, Inc., located in Houston, Texas, and its wholly-owned subsidiary, Integrity Bank SSB (“Integrity Bank”), the National Association of Corporate Directors - Texas Tri-Cities Chapter, and Goodwill Industries of Houston (“Goodwill Houston”). Mr. Kacal serves on the Audit Committee of Integrity Bank, and previously served as the Chairman of the Audit Committee of Boy Scouts of America - Sam Houston Area Council, Goodwill Industries International, and Goodwill Houston. Mr. Kacal has over 40 years of accounting and management experience with Deloitte & Touche LLP (“Deloitte”), most recently serving as a partner from 1981 until his retirement in May 2011, and prior to that serving as a member of the audit staff from 1970 to 1981. Mr. Kacal also served as a member of the board of directors of Deloitte from 2004 to May 2011 and as a member of the executive committee from 2004 to 2008. During his time with Deloitte, Mr. Kacal worked extensively with companies in the oil and natural gas industry. Mr. Kacal earned a B.B.A. in Accounting from Texas A&M University, is a licensed Certified Public Accountant in Texas and is a National Association of Corporate Directors (NACD) Board Leadership Fellow. As a result of these and other professional experiences, Mr. Kacal possesses particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations, and board practices of other entities that strengthen the Board’s collective qualifications, skills and experience.
Zalman Segal, 80, has served as a director of the Company since July 2005. Dr. Segal is a director of Union Bank Israel, an Israeli bank listed on the TASE, a position he has held since February 2010. Dr. Segal has also served as Chairman of the board of directors of Bank Leumi Romania, a financial services company, from August 2006 through August 2008. Dr. Segal served from 1989 through 2004 as Vice Chairman of the Board of directors of Bank Leumi USA and its subsidiary, Leumi Investment Services, and as a director of Bank Leumi USA from 2005 to 2006. Dr. Segal served from 1989 through 2004 as Chief Executive Officer of Bank Leumi USA, where he was responsible for the commercial banking business of Bank Leumi USA in the Western Hemisphere. The Board has concluded that Dr. Segal’s extensive financial education and expertise, including his PhD in banking and marketing from New York University, combined with his management and directorship experiences in financial and banking companies, qualify him to serve as a member of the Board.
Mark D. Smith, 49, has served as a director of the Company since May 2015. Mr. Smith has served as Delek’s Executive Vice President since May 2014 and as a Delek Partners’ Executive Vice President since 2014. Prior to 2014, Mr. Smith spent nine years as a Vice President with Tesoro Refining and Marketing and Tesoro Companies, Inc. (collectively “Tesoro”). From March 2010 until May 2014, Mr. Smith served as the Vice President - Development Supply and Logistics where he was responsible for Tesoro’s strategic supply, trading, and logistics activities. From 2008 through March 2010, Mr. Smith served as Vice President - Trading and Risk Management where he led Tesoro’s trading and risk management activities. Prior to 2005, Mr. Smith work for Chevron USA leading their North American physical supply and trading activities. The Board has concluded that Mr. Smith’s past executive positions within the refining industry and expertise qualify him to serve as a member of the Board.
Avigal Soreq, 39, has served as a director of the Company since May 2015. Mr. Soreq has served as Delek’s Chief Commercial Officer since November 2016. Mr. Soreq joined Delek in October 2011 and has served as a Vice President from December 2012 to August 2015, and Executive Vice President from August 2015 until November 2016. Prior to beginning his work for Delek, Mr. Soreq worked in business development for SunPower Corp., which designs and manufactures high efficiency crystalline silicon photovoltaic cells, roof tiles and solar panels. Prior to joining SunPower Corp., Mr. Soreq worked as a Senior Finance and Business Consultant for Trabelsy & Co. and as a consultant for KPMG in its Tel-Aviv office in the Corporate Finance department. From 1996 to 2004, Mr. Soreq served in the Israeli Air Force in various roles and reached the rank of Major. Mr. Soreq is certified as a Certified Public Accountant in Israel. The Board has concluded that Mr. Soreq’s past executive positions within the refining industry and financial expertise qualify him to serve as a member of the Board.
Franklin R. Wheeler, 60, has served as a director of the Company since May 2016. Mr. Wheeler has held numerous positions in the refining industry since 1979, including operations, engineer, plant manager, and refinery manager for Texaco. Mr. Wheeler most recently held the titles of Vice President (operations) and Senior Vice President (refining) for Tesoro from 2010 until his retirement in 2014. The Board has concluded that Mr. Wheeler’s past executive positions within the refining industry and expertise qualify him to serve as a member of the Board.
David Wiessman, 62, served as Executive Chairman of the Company’s Board of Directors from July 2000 until May 2015 and served as President and Chief Executive Officer of the Company from its formation in 2000 until May 2005. Mr. Wiessman has also served as the Chairman of the board of directors of the general partner of Alon USA Partners, LP (the “Partnership”) since August 2012. Mr.  Wiessman has over 30 years of oil industry and marketing experience. From 1994 to 2015, Mr. Wiessman served as a director of Alon Israel Oil Company, Ltd., or Alon Israel, and served as its Chief Executive

Officer and President from 1994 to 2014. Mr. Wiessman served as Executive Chairman of the Board of Directors of Alon Blue Square-Israel, Ltd., which is listed on the NYSE and the Tel Aviv Stock Exchange, from 2003 to 2013. Mr. Wiessman is the father of Snir Wiessman, who is also a member of the board of directors of the general partner of the Partnership.
Committees of the Board
The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Currently, Messrs. Segal, Haddock, Cohen and Kacal serve on the Audit Committee, Messrs. Haddock and Segal serve on the Compensation Committee, and Messrs. Segal, Haddock and Cohen serve on the Nominating and Corporate Governance Committee.
Audit Committee.    The purposes of the Audit Committee are to assist the Board in its oversight of (i) the integrity of Alon’s financial statements, (ii) Alon’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of Alon’s internal audit function, as well as to prepare an audit committee report for inclusion in Alon’s annual proxy statement. The Audit Committee met five times during 2016. The Audit Committee Charter, which, among other things, sets forth the Audit Committee’s responsibilities, is available in the “Corporate Governance” section of the “Investors” section of Alon’s website (www.alonusa.com).
The Board has determined that (i) each of Messrs. Segal, Haddock, Cohen and Kacal meet the audit committee independence criteria specified in the rules promulgated by the Securities and Exchange Commission, or SEC, and the NYSE’s listing standards, (ii) each of Messrs. Segal, Haddock, Cohen and Kacal has a basic understanding of finance and accounting and is able to read and understand fundamental financial statements, (iii) each of Messrs. Segal, Haddock, Cohen and Kacal has accounting or related financial management expertise, and (iv) Dr. Segal, the Chairman of the Audit Committee, is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.
Compensation Committee.    The purpose of the Compensation Committee is to establish and administer Alon’s policies, programs and procedures for determining compensation for Alon’s executive officers and Board members. The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including management development, incentive compensation and employee benefit programs. For further information regarding the Compensation Committee’s processes and procedures for consideration of executive compensation, see “Compensation Discussion and Analysis” below.
The Compensation Committee consists of Messrs. Haddock and Segal. The Compensation Committee met seven times during 2016. The Compensation Committee Charter, which, among other things, sets forth Compensation Committee’s responsibilities, is available in the “Corporate Governance” section of the “Investors” section of Alon’s website (www.alonusa.com).
Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee (“NCG Committee”) consists of Messrs. Cohen, Haddock and Segal. The purposes of the NCG Committee are (i) advise the Board and make recommendations regarding appropriate corporate governance practices and assist the Board in implementing those practices; (ii) assist the Board by identifying individuals qualified to become members of the Board, consistent with the criteria developed by the NCG Committee and approved of by the Board, and recommending director nominees to the Board for election at the annual meeting of stockholders or for appointment to fill vacancies on the Board; (iii) recommend to the Board director nominees for each committee; and (iv) lead the Board in the annual performance evaluation of the Board and its overall corporate governance. These responsibilities are set forth in the NCG Committee’s charter, available in the “Corporate Governance” section of the “Investors” section of Alon’s website (www.alonusa.com).
Recommendations for directors that are received from the Company’s stockholders are treated by the NCG Committee equally with recommendations received from any other source; provided, however, that in order for such stockholder recommendations to be considered, the recommendations must comply with the procedures outlined in the Company’s proxy statement for its annual meeting of stockholders.
Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters
The full texts of Alon’s Corporate Governance Guidelines and Code of Business Conduct and Ethics, as well as the charters for the Audit Committee, Compensation Committee and NCG Committee, are available in the “Corporate Governance” section of the “Investors” section of Alon’s website (www.alonusa.com). Alon intends to post any amendment to or waiver of its Code of Business Conduct and Ethics (to the extent such waiver is applicable to its directors or executive officers) at this location on its website within four days of such amendment or waiver.

Board Leadership Structure
At this time the Board has elected to separate the Chief Executive Officer and Chairman of the Board positions of Alon. While the Board recognizes that these positions have overlapping roles and duties, the Board believes that given the distinctive talents, expertise and experience of Mr. Alan Moret, Alon’s present Interim Chief Executive Officer, and Mr. Yemin, Alon’s present Chairman of the Board, it is advantageous to separate the positions and utilize each in different roles. The Board believes that Mr. Moret’s expertise in the refining and marketing industry and management experience are best utilized in allowing him to focus on strategic and operational decisions affecting Alon’s refining and marketing business as our Chief Executive Officer. Given Mr. Yemin’s experience in energy, marketing and financial markets and in leading other public companies, the Board believes he best serves Alon in a role that allows him to lead the Board and represent stockholder interests as our Chairman of the Board.
Board’s Role in Risk Management
The Board, through the Audit Committee, conducts periodic assessments of the risks facing Alon. As a result of these assessments, the Board determines the appropriate course of action to be taken to mitigate perceived risks. In response to Alon’s exposure to commodity price risk resulting from its significant inventory holdings, the Board established a Risk Management Committee comprised of senior management to oversee inventory risk management and trading activities. The Risk Management Committee acts pursuant to procedures established in Alon’s Risk Management Policy, which was initially approved by the Board. The Risk Management Committee reports quarterly to the Audit Committee regarding risk management positions, including hedging or other risk mitigation steps that have been taken. Alon’s Risk Management Policy is reviewed by the Audit Committee annually and updated as appropriate.
The Board, through the Compensation Committee, considers, in establishing and reviewing Alon’s executive compensation program, whether the program encourages unnecessary or excessive risk taking. The Compensation Committee, in reviewing the current executive compensation program, analyzed Alon’s short- and long-term compensation programs, including the key components of each program, the performance factors for each program, the target awards of each program and the administrative oversight of each program. Based on the foregoing review, the Compensation Committee believes that Alon’s executive compensation program does not encourage unnecessary or excessive risk taking.
Base salaries are fixed in amount and thus do not encourage risk taking. While a portion of the annual cash bonuses paid to the executives focuses on individual performance and contributions and on the financial performance of Alon’s refineries, and such bonus system may encourage the taking of short-term risks, the Compensation Committee believes that the bonus program appropriately balances risk and the desire to focus employees on specific short-term goals important to Alon’s success, and that it does not encourage unnecessary or excessive risk taking. Furthermore, a significant portion of the annual cash bonuses paid to our executives focuses on the achievement of safety and environmental objectives of our refineries, which does not encourage risk taking. The executive officers also receive long-term equity awards that are designed to align executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to the Company’s stock price.
Based on the foregoing, the Compensation Committee concluded that Alon’s executive compensation program is not reasonably likely to have a material adverse effect on Alon.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act and regulations of the SEC thereunder require Alon’s executive officers and directors and persons who own more than ten percent of Alon’s common stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the SEC. Executive officers, directors and persons owning more than ten percent of Alon’s common stock are required by SEC regulations to furnish Alon with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, Alon believes that, during the year ended December 31, 2016 all filing requirements applicable to its executive officers, directors and owners of more than ten percent of Alon’s common stock were satisfied on a timely basis.
Presiding Director
The NYSE’s listing standards require Alon’s non-management directors to meet at regularly scheduled executive sessions without management. Alon’s non-management directors met four times in such executive sessions in 2016. Dr. Segal presided over each such session.

Communication with Directors
Any stockholder or other interested party who wishes to communicate directly with the Board or any committee thereof, or any member or group of members of the Board or any committee thereof, may do so by writing to the Board or the applicable committee thereof (or one or more named individuals) in care of the Secretary of Alon USA Energy, Inc., 12700 Park Central Dr., Suite 1600, Dallas, Texas 75251. All communications received will be collected by the Secretary of Alon and forwarded to the appropriate director or directors.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Introduction
The Compensation Discussion and Analysis provides a description of the objectives of Alon’s executive compensation policies, a description of the Compensation Committee and a discussion of the material elements of the compensation of each of the executive officers listed below, who are referred to as Alon’s named executive officers:

Name	Title
Paul Eisman	Former President and Chief Executive Officer
Shai Even	Senior Vice President and Chief Financial Officer
Jeff Morris	Special Advisor; Vice Chairman of the Board of Directors of the general partner of the Partnership
Jimmy Crosby	Senior Vice President of Refining
James Ranspot	Senior Vice President & General Counsel
Objectives of Compensation Policies
The objectives of Alon’s compensation policies are to attract, motivate and retain qualified management and personnel who are highly talented while ensuring that executive officers and other employees are compensated in a manner that advances both the short and long-term interests of stockholders. In pursuing these objectives, the Compensation Committee believes that compensation should reward executive officers and other employees for both their personal performance and Alon’s performance. In determining compensation levels for Alon’s executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, external competitiveness of total compensation, an individual’s performance, prior experience and current and prior compensation, the performance of Alon and the attainment of financial and strategic objectives.
Alon’s management provides compensation recommendations to the Compensation Committee; however, the final determination of a compensation package for the named executive officers is made solely by the Compensation Committee. Alon does not currently engage any consultants relating to executive and/or director compensation practices. The Compensation Committee may consider the compensation practices of other companies when making a determination; however, Alon does not benchmark its compensation packages to any particular company or group of companies.
Compensation Program Elements
Alon compensates its employees and named executive officers through a combination of base salary, annual bonuses and awards granted pursuant to the 2005 Incentive Compensation Plan. The Compensation Committee considers each element of Alon’s overall compensation program applicable to an employee or named executive officer when making any decision affecting that employee’s or named executive officer’s compensation. The particular elements of Alon’s compensation program are explained below.
Base Salaries.    Base salary levels are designed to attract and retain highly qualified individuals. Each executive officer is eligible to participate with Alon’s other employees in an annual program for merit increases to the executive’s base salary. Pursuant to this program, each officer’s performance is evaluated annually utilizing a number of factors divided into three categories: (i) individual performance objectives and results, (ii) competencies in core skills and knowledge, and (iii) professional development. Each executive officer reviews his evaluation with the Chief Executive Officer and individualized performance objectives for the following year are established. The Compensation Committee considers the results of these evaluations when determining any increase in base compensation. The precise amount of any increase in base compensation varies based on the executive’s current level of compensation when compared to others in the Company at the same pay grade and the results of the annual evaluation. The Compensation Committee may also consider available information on prevailing compensation levels for executive-level employees at comparable companies in Alon’s industry.
The 2016 salaries of the named executive officers of Alon are reflected in the “Summary Compensation Table,” included below.

During 2016 Messrs. Eisman, Even, Morris, Crosby and Ranspot received a base salary increase as a result of the annual review process. Base salaries for Alon’s named executive officers in 2016 and the amount of base salary increase from 2015 were as follows:

Name	Amount of Base Salary Increase from 2015	2016 Base Salary
Paul Eisman	$10,000	$560,000
Shai Even	6,800	348,300
Jeff Morris	3,300	166,300
Jimmy Crosby	6,000	304,000
James Ranspot	6,000	303,500
Bonus Plans.    The Board has approved three annual bonus plans pursuant to the 2005 Incentive Compensation Plan (collectively, the “Bonus Plans”). Annual cash bonuses under the Bonus Plans are distributed to eligible employees each year based on the previous year’s performance. Bonuses were paid to certain eligible employees in the second quarter of 2016 based on performance during Alon’s 2015 fiscal year and if bonuses are payable based on performance during Alon’s 2016 fiscal year, we expect such bonuses to be paid in the second quarter of 2017. Each of the Bonus Plans contains the same plan elements, which are described below. Participation in the Bonus Plans is based on the location of each employee as follows: (i) Big Spring refinery employees are eligible to participate in one plan based primarily on the performance of Alon’s Big Spring refinery, (ii) the employees at Alon’s California refineries are eligible to participate in a second plan based primarily on the performance of Alon’s California refineries, and (iii) the employees at the Krotz Springs refinery are eligible to participate in the third plan based primarily on the performance of Alon’s Krotz Springs refinery. Under each of the Bonus Plans, bonus payments are based 33% on meeting or exceeding target reliability measures, 34% on meeting or exceeding target free cash flow measures and 33% on meeting or exceeding target safety and environmental objectives. The bonus potential for Alon’s corporate employees, including the named executive officers, is based on a combination of the bonus plans for Alon’s Big Spring, California and Krotz Springs refineries. Bonus payments are subject to the approval of the Board. The bonus potential for Alon’s named executive officers ranges from 65% to 100% of the respective executive officer’s base salary, as established in each executive officer’s employment agreement or by the Compensation Committee.
The Compensation Committee believes that the Bonus Plans provide motivation for the eligible employees to attain Alon’s financial objectives as well as refinery reliability and environmental and safety objectives, which have been designed to benefit Alon in both the long and short term.
Annual Bonuses.    While the Bonus Plans are the primary means through which the Compensation Committee awards annual incentive compensation, executive officers and key employees may be awarded bonuses outside of the Bonus Plans based on individual performance and contributions. Specifically, the Compensation Committee may award cash bonuses from time to time to recognize exemplary results achieved by employees, including the named executive officers. The amount of any such cash bonus is determined based on the recipient’s pay grade, contribution to the project or result and the benefit to Alon from the recipient’s efforts.
2005 Incentive Compensation Plan.    In July 2005, the Board approved the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, and the stockholders approved such plan at Alon’s 2006 annual meeting of stockholders. In 2010, the Board approved an amendment and restatement to such plan and the stockholders approved such amendment and restatement at Alon’s 2010 annual meeting of stockholders. In 2012, the Board approved a further amendment to such plan and this amendment was approved by the stockholders at Alon’s 2012 annual meeting of stockholders. Alon refers to such plan, as so amended, as the 2005 Incentive Compensation Plan. The 2005 Incentive Compensation Plan is a component of Alon’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, performance shares, performance units and senior executive plan bonuses to Alon’s directors, officers and key employees. The Compensation Committee believes that the award of equity-based compensation pursuant to the 2005 Incentive Compensation Plan aligns executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return.
The Compensation Committee also utilizes equity-based compensation with multi-year vesting periods for purposes of executive officer retention. The specific amount of equity-based grants is determined by the Compensation Committee primarily by reference to an employee’s level of authority within Alon. Typically, all executive officers of the same level receive awards that are comparable in amount. The grant of restricted shares of common stock and similar equity-based awards also allows Alon’s directors, officers and key employees to develop and maintain a long-term ownership position in Alon. The 2005 Incentive Compensation Plan is currently administered, in the case of awards to participants subject to Section 16 of the

Exchange Act, by the Board and, in all other cases, by the Compensation Committee. Subject to the terms of the 2005 Incentive Compensation Plan, the Compensation Committee and the Board have the full authority to select participants to receive awards, determine the types of awards and terms and conditions of awards, and interpret provisions of the 2005 Incentive Compensation Plan. Awards may be made under the 2005 Incentive Compensation Plan to eligible directors, officers and employees of Alon and its subsidiaries, provided that awards qualifying as incentive stock options, as defined under the Internal Revenue Code of 1986, as amended (“the Code”) may be granted only to employees.
Perquisites.    During 2016, Mr. Even received a vehicle allowance and Messrs. Eisman, Even and Ranspot received reimbursement for a de minimis amount of health club costs. Alon’s use of perquisites as an element of compensation is limited in scope and amount. Alon does not view perquisites as a significant element of compensation but does believe that in certain circumstances they can be used in conjunction with other elements to attract, motivate and retain qualified management and personnel in a competitive environment.
Retirement Benefits.    Retirement benefits to Alon’s senior management, including Alon’s named executive officers, are currently provided through one of Alon’s 401(k) plans and Alon’s pension plan, both of which are available to most Alon employees, and the Alon USA Energy, Inc. Benefits Restoration Plan (“Benefits Restoration Plan”), which provides additional pension benefits to Alon’s highly compensated employees. Non-represented employees, including senior management, are eligible to receive company matching of employee contributions into the 401(k) plan in which they participate of up to 3.0% of the employee’s base salary. Alon’s pension plans and the Benefits Restoration Plan are discussed more fully in the “2016 Pension Benefits” table included below.
Employment Agreements
As discussed more fully below in “Employment Agreements and Change of Control Arrangements,” Alon has entered into employment agreements with each of its named executive officers. Alon’s decision to enter into employment agreements and the terms of those agreements were based on the facts and circumstances at the time and an analysis of competitive market practices.
Methodology of Establishing Compensation Packages
The Compensation Committee does not adhere to any specified formula for determining the apportionment of executive compensation between cash and non-cash awards. The Compensation Committee attempts to design each compensation package to provide incentive to achieve Alon’s performance objectives, appropriately compensate individuals for their experience and contributions and secure the retention of qualified employees. This is accomplished through a combination of the compensation program elements and, in certain instances, through specific incentives not generally available to all Alon employees.
Chief Executive Officer Compensation
The annual compensation of Alon’s Chief Executive Officer is determined by the Compensation Committee based on the compensation principles and programs described above. All cash compensation paid, and equity-based awards granted, to Mr. Eisman in 2016 is reflected in the “Summary Compensation Table” included below.
Stock Ownership Policy
Alon does not require its directors or executive officers to own shares of Alon stock.
Section 162(m)
Under Section 162(m) of the Code, compensation paid to the Chief Executive Officer or any of the other four most highly compensated individuals in excess of $1,000,000 may not be deducted by Alon in determining its taxable income. This deduction limitation does not apply to certain “performance based” compensation. The Board did award non-performance based compensation to Mr. Eisman in excess of $1,000,000 in 2016 as described in footnote 6 to the Summary Compensation Table. The Board may award levels of non-performance based compensation that would exceed $1,000,000 in the future if it determines that such compensation is in the best interest of Alon and its stockholders.
Compensation Committee Interlocks and Insider Participation
Alon’s Compensation Committee consists of Zalman Segal and Ron W. Haddock. Messrs. Segal and Haddock have served on the Board since 2005 and 2000, respectively, and also sit on the Audit Committee and NCG Committee. Mr. Haddock serves as the chairman of the Compensation Committee.
Compensation for Alon’s executive officers is determined by the Compensation Committee.

None of Alon’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board.
COMPENSATION COMMITTEE REPORT
The Compensation Committee is responsible for establishing and administering Alon’s policies, programs and procedures for determining compensation for its executive officers and Board members. The Compensation Committee has reviewed and discussed with management the contents of the Compensation Discussion and Analysis. Based on this review and discussion, all of the members of the Compensation Committee, whose names are listed below, have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K.
Members of the Compensation Committee

Zalman Segal	Ron W. Haddock
The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Summary Compensation Table
The following table provides a summary of the compensation awarded to, earned by or paid in 2016 to (i) Mr. Eisman, Alon’s former President and Chief Executive Officer and principal executive officer (PEO), (ii) Mr. Even, Alon’s principal financial officer (PFO), and (iii) Messrs. Morris, Crosby and Ranspot, Alon’s three other most highly-compensated executive officers. Alon refers to these five individuals as its named executive officers.
2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Paul Eisman (5)	2016	$567,308	$1,952,445	(6)	$1,195,414	$—	$—		$35,362	$447,300	(7)	$4,197,829
Former Chief Executive	2015	533,267	400,000		1,882,000	—	469,764		64,353	8,396		3,357,780
Officer (PEO)	2014	507,664	—		11,750	—	393,440		109,693	220,150		1,242,697

Shai Even	2016	345,946	—		214,399	—	—		96,434	9,174	(8)	665,953
Senior Vice President	2015	338,200	—		829,500	—	298,235		(8,624)	9,187		1,466,498
and Chief Financial	2014	328,622	—		755,500	—	254,682		146,557	8,958		1,494,319
Officer (PFO)

Jeff Morris	2016	165,158	—		—	—	1,172,678	(9)	(10,393)	7,950	(10)	1,335,393
Vice Chairman - Alon	2015	161,433	—		—	—	2,085,644		(300,945)	14,050		1,960,182
USA Partners, LP	2014	156,868	—		—	—	1,852,949		417,040	19,319		2,446,176

Jimmy Crosby (11)	2016	301,923	—		289,467	—	—		175,582	7,950	(12)	774,922
Senior Vice President	2015	295,100	—		805,140	—	260,227		51,605	7,950		1,420,022
of Refining	2014	286,699	—		523,341	—	222,192		244,899	7,800		1,284,931

James Ranspot (11)	2016	301,423	—		238,882	—	—		61,952	8,112	(13)	610,369
Senior Vice President &	2015	294,600	—		664,440	—	259,785		6,190	7,950		1,232,965
General Counsel	2014	286,199	—		431,886	—	221,804		92,717	7,800		1,040,406

_______________________________________________________________________________

(1)	This column reflects performance based bonuses awarded to the named executive officers for the fiscal year in which such amounts are earned, regardless of when paid.

(2)
This column reflects the value of the awards based on aggregate grant date fair value determined in accordance with Financial Accounting Standards Board, Accounting Standard Codification 718, Stock Compensation (“FASB ASC Topic 718”) without regard to the effects of estimated forfeitures and does not reflect amounts the named executive officer has actually realized during the fiscal year.

On May 31, 2016, Alon made a grant of 100,000 shares of restricted stock to Mr. Eisman pursuant to the terms of his employment agreement however, as described below, Mr. Eisman returned those shares to us at our request. Due to SEC reporting rules, we are required to disclose the full value of this award even though the shares were returned and Mr. Eisman received a cash payment (reported in the “Bonus” column of this Summary Compensation Table) instead. Consequently, Mr. Eisman’s 2016 compensation is overstated in this column and the “Total” column with respect to this award by $755,000. The fair market value of this award is based on the closing price of our stock on the date of grant, which was $7.55 per share. See also Note (6) to this Summary Compensation Table.
On May 31, 2016, Alon made a grant of 58,333 shares of restricted stock to Mr. Eisman. The restricted stock was subject to a restriction on transfer and Mr. Eisman was not entitled to receive dividends on, or vote, the restricted stock until the shares vest; however, as described in Note (6) below, Mr. Eisman voluntarily forfeited 8,333 of the shares of restricted stock. Due to SEC reporting rules, we are required to disclose the full value of this award even though the shares were returned and Mr. Eisman received a cash payment (reported in the “Bonus” column of this Summary Compensation Table) instead. Consequently, Mr. Eisman’s 2016 compensation is overstated in this column and the “Total” column with respect to this award by $62,914. The shares of restricted stock fully vested on December 31, 2016. The fair market value of this award is based on the closing price of our stock on the date of grant, which was $7.55 per share. See also Note (6) to this Summary Compensation Table.
On July 14, 2016, Alon made a grant of 32,192 shares of restricted stock to Mr. Even. The restricted stock was subject to a restriction on transfer and Mr. Even was not entitled to receive dividends on, or vote, the restricted stock until the shares vest. The shares of restricted stock fully vested on January 3, 2017. The fair market value of this award is based on the closing price of our stock on the date of grant, which was $6.66 per share.

On August 8, 2016, Alon made grants of 38,340 shares of restricted stock to Mr. Crosby and 31,640 shares of restricted stock to Mr. Ranspot. The restricted stock is subject to a restriction on transfer and the holders are not entitled to receive dividends on, or vote, the restricted stock until the shares vest. One-half of the shares of restricted stock fully vest on the anniversary of the date of grant and the remaining one-half of the shares of restricted stock fully vest on August 6, 2019. The fair market value of this award is based on the closing price of our stock on the date of grant, which was $7.55 per share.

(3)
The amounts in this column reflect awards to the named executive officers pursuant to the terms of the Bonus Plans for the fiscal year in which such amounts are earned, regardless of when paid. Amounts awarded under the Bonus Plans are generally paid during the second quarter of the fiscal year following the end of the fiscal year in which they are earned. The amount of bonuses to be paid under the Bonus Plans to the named executive officers as a result of Alon’s performance in 2016, if any, cannot presently be determined. It is expected that such determination will be made in the second quarter of 2017, at which time the bonus amounts, if any, will be disclosed by Alon in a Current Report on Form 8-K.

(4)
Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the Alon USA GP, LLC Pension Plan and Benefits Restoration Plan calculated by (a) assuming mortality rates as of 2012 from SOA RP-2014 study with Mortality Improvement: RPEC_2014_v2016 model beyond 2012 and (b) applying a discount rate of 4.15% per annum to determine the actuarial present value of the accumulated benefit at December 31, 2016, of 4.45% per annum to determine the actuarial present value of the accumulated benefit at December 31, 2015, and of 3.95% per annum to determine the actuarial present value of the accumulated benefit at December 31, 2014.

(5)	On December 31, 2016, Mr. Eisman’s employment agreement with us terminated pursuant to its terms and he ceased serving as our Chief Executive Officer on that date.

(6)
Reflects a cash bonus of $560,000 paid to Mr. Eisman in connection with the execution of his employment agreement in May 2016. Reflects a cash bonus of $1,392,445 awarded to Mr. Eisman to provide him with benefits to which he was entitled pursuant to the terms of his employment Agreement with Alon. In May 2015, pursuant to the terms of an employment agreement, Mr. Eisman was granted 100,000 shares of restricted stock, at a grant date price of $18.82. In May 2016, Alon granted awards totaling 158,333 shares of restricted stock to Mr. Eisman at a grant date price of $7.55 per share. The 2015 award and 100,000 shares of the 2016 award vested in May 2016 while the remaining 58,333 were scheduled to vest in December 2016. In the third quarter of 2016, it was determined that awards made in 2015 and 2016 exceeded the individual annual limit set forth in the 2005 Incentive Compensation Plan. As a result, we requested that Mr. Eisman agree to return the net shares received upon the vesting of 150,000 shares of restricted stock (50,000 shares from the 2015 grant and 100,000 from the 2016 grant), and that he agree to reduce the outstanding award of 58,333 restricted shares remaining in the 2016 grant to 50,000. In order to provide Mr. Eisman with the value to which he was entitled pursuant to the terms of his employment agreement, the Board of Directors, acting through the Compensation Committee, approved the cash bonus of $1,392,445. Mr. Eisman then used the cash bonus to purchase shares of stock pursuant to the terms of the Alon USA Energy, Inc. 2016 Fair Market Value Stock Purchase Plan.

(7)
Reflects $7,950 of 401(k) matching contribution, $350 in health club cost reimbursement and $439,000 in retention bonus that Mr. Eisman earned in 2016 but the payment of which will be made in 2017 to comply with tax regulations.

(8)	Reflects $7,950 of 401(k) matching contribution, $874 of a vehicle allowance and $350 in health club cost reimbursement.

(9)
On June 20, 2012, Alon Assets, Inc., Alon Operating, Inc. (collectively, the “Subsidiaries”), Alon and Mr. Morris entered into an agreement whereby Alon agreed to exchange shares of non-voting stock of the Subsidiaries held by Mr. Morris (the “Subsidiary Shares”) for shares of Alon’s common stock. The Subsidiary Shares held by Mr. Morris are exchanged in equal quarterly installments. The amount shown in the Summary Compensation Table is equal to the income attributable to Mr. Morris as a result of such exchanges in the period presented, which income is determined by the difference between the fair market value of the shares of Alon common stock issued and the fair market value of the Subsidiary Shares exchanged, with the fair market value of the Subsidiary Shares reflecting the value attributed by an independent appraisal.

(10)	Reflects $7,950 of 401(k) matching contribution.

(11)	While Messrs. Crosby and Ranspot were Alon employees in prior years, 2016 is the first year they have been Named Executive Officers of Alon.

(12)	Reflects $7,950 of 401(k) matching contribution.

(13)	Reflects $7,950 of 401(k) matching contribution and $162 in health club cost reimbursement.

Grants of Plan-Based Awards
The following table provides a summary of the grants of plan-based awards made to the named executive officers during the last completed fiscal year.
2016 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards ($)(4)
Paul Eisman	May 31, 2016	100,000	(1)	$755,000
	May 31, 2016	58,333	(2)	440,414
Shai Even	July 14, 2016	32,192	(3)	214,399
Jimmy Crosby	August 8, 2016	38,340	(3)	289,467
James Ranspot	August 8, 2016	31,640	(3)	238,882
_______________________________________________________________________________

(1)
Reflects shares of restricted stock granted pursuant to the 2005 Incentive Compensation Plan pursuant to the terms of Mr. Eisman’s employment agreement. As more fully described in Note 6 to the “Summary Compensation Table”, Mr. Eisman surrendered these shares to Alon on December 31, 2016.

(2)
Reflects shares of restricted stock granted pursuant to the 2005 Incentive Compensation Plan pursuant to the terms of Mr. Eisman’s employment agreement. As more fully described in Note 6 to the “Summary Compensation Table”, Mr. Eisman agreed to reduce the number of shares of restricted stock pursuant to this award to 50,000 effective as of December 31, 2016.

(3)
Reflects shares of restricted stock granted pursuant to the 2005 Incentive Compensation Plan to Messrs. Even, Crosby and Ranspot, as more fully described in Note 2 to the “Summary Compensation Table” above.

(4)
This column reflects the aggregate grant date fair value of the restricted stock awards determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, as required by SEC regulations and does not reflect the actual value that may be recognized by each Named Executive Officer. The grant date fair value reflected here was based on the closing price of our common stock on the date of grant, which was $7.55 (May 31, 2016), $6.66 (July 14, 2016) and $7.55 (August 8, 2016).

Employment Agreements and Change of Control Arrangements
Paul Eisman.    Alon was a party to a Management Employment Agreement with Paul Eisman, the initial term of which was amended in May 2016 to extend through December 31, 2016, on which date it expired in accordance with its terms. As of that date, Mr. Eisman had a base salary of $560,000 per year. Under his employment agreement, as amended, Mr. Eisman was entitled to participate in Alon’s annual cash bonus plans, pension plan and the Benefits Restoration Plan. Additionally, Alon was required to provide Mr. Eisman with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Eisman was also subject to a covenant not to compete during the term of his employment. This agreement also prohibited Mr. Eisman from disclosing Alon’s proprietary information received through his employment.
Shai Even.    Alon is a party to an Executive Employment Agreement with Shai Even, the initial term of which was through August 1, 2006, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. Even currently receives a base salary of $348,300 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Even is entitled to participate in Alon’s annual cash bonus plans, pension plan and the Benefits Restoration Plan. Additionally, Alon is required to provide Mr. Even with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Pursuant to the terms of Mr. Even’s employment agreement, if Mr. Even is terminated without Cause (as defined below), resigns upon at least 30 days’ prior written notice for Good Reason (as defined below), or, if upon a change in control his employment agreement is not assumed by the acquiring person or is terminated at his election following the change in control, he will be entitled to receive his base salary through the termination date, a prorated share of his annual bonus and a severance payment equal to three years’ base salary. The agreement makes Mr. Even subject to a covenant not to compete during the term of his employment, which covenant would have continued post-employment, but terminated after Mr. Even’s fifth year of employment with Alon, and a covenant not to interfere with employment relationships during the term of his employment and for one year following the termination of his employment. The agreement also prohibits Mr. Even from disclosing Alon’s proprietary information received through his employment.

For purposes of Mr. Even’s employment agreement, the following terms are generally defined as follows:

•
“Cause” means, as to Mr. Even, his (i)  conviction of a felony or misdemeanor where imprisonment is imposed for more than 30 days; (ii) commission of any act of theft, fraud, dishonesty, or falsification of any records of Alon or any employment records; (iii) improper disclosure of confidential information; (iv) any intentional action that has a material detrimental effect on Alon’s reputation or business; (v) any material breach of Mr. Even’s employment that is not cured within 10 business days following receipt by Mr. Even of written notice of such breach; or (vi) unlawful appropriation of a corporate opportunity; (vii) intentional misconduct in connection with the performance of his duties.

•
“Good Reason” means, as to Mr. Even, the occurrence of one of the following: (i) without Mr. Even's prior written consent, the reduction of Mr. Even’s base compensation or the percentage of his base compensation established as his maximum target bonus percentage for purposes of the annual cash bonus plan; (ii) any material breach of the employment agreement that is not cured within 10 business days following receipt by Alon of written notice of such breach; (iii) Alon requires Mr. Even to be based at an office or location that is more than thirty-five miles from the location at which he was based as of the commencement date of his employment, other than in connection with reasonable travel requirements of Alon’s business; (iv) the delivery of written notice that Alon does not wish to automatically renew Mr. Even’s employment; or (v) at any time on or after the date that is 90 calendar days following the closing of a “Fundamental Transaction.”

•
“Fundamental Transaction” means, as to Mr. Even, a transaction in which (i) Alon shall, directly or indirectly, in one or more related transactions, (A) consolidate or merge with or into (whether or not Alon is the surviving corporation) another person or persons, (B) sell, assign, transfer, convey or otherwise dispose of all or substantially all of the properties or assets of Alon to another person, (C) allow another person to make a purchase, tender or exchange offer that is accepted by the holders of more than the 50% of the outstanding voting stock of Alon (not including any shares of voting stock of Alon held by the person or persons making or party to, or associated or affiliated with the persons making or party to, such purchase, tender or exchange offer), (D) consummate a securities purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another person whereby such other person acquires more than the 50% of the outstanding share of voting stock of Alon (not including any shares of voting stock of Alon held by the Person or Persons making or party to, or associated or affiliated with the persons making or party to, such securities purchase agreement or other business combination), or (E) reorganize, recapitalize or reclassify its common stock, or (ii) any “person” or “group” (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act) is or shall become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% of the aggregate ordinary voting power represented by the issued and outstanding common stock and any corporate functions or groups of personnel (i.e., treasury, credit, tax, legal, information technology, supply) are relocated or transferred from or to such person’s corporate offices.

Jeff Morris.    Alon is a party to an Executive Employment Agreement with Jeff Morris, the initial term of which was through May 3, 2014, and the term of which automatically renews for one-year terms unless terminated by either party upon at least thirty days’ written notice. Mr. Morris currently receives a base salary of $166,300 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Morris is entitled to participate in Alon’s annual cash bonus plans, pension plan and the Benefits Restoration Plan. Additionally, Alon is required to provide Mr. Morris with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Morris is subject to covenants not to compete and not to interfere with employment relationships during and for nine months and one year following the term of his employment, respectively. This agreement also prohibits Mr. Morris from disclosing Alon’s proprietary information received through his employment.
Jimmy Crosby. Alon is a party to a Management Employment Agreement with Jimmy Crosby, the initial term of which ends on March 1, 2018, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. Crosby currently receives a base salary of $304,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Crosby is entitled to participate in Alon’s annual cash bonus plans, pension plan and the Benefits Restoration Plan. Additionally, Alon is required to provide Mr. Crosby with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Pursuant to the terms of Mr. Crosby’s employment agreement, if Mr. Crosby is terminated without Cause (as defined below) or resigns upon at least 30 days’ prior written notice for Good Reason (as defined below), he will be entitled to receive his base salary through the termination date, a prorated share of his annual bonus and a severance payment equal to nine months’ base salary. The agreement makes Mr. Crosby subject to a covenant not to compete during the term of his employment and for nine months following the termination of his employment, and a covenant not to interfere with employment relationships during the term of his employment and for one year following the termination of his employment. The agreement also prohibits Mr. Crosby from disclosing Alon’s proprietary information received through his employment.

For purposes of Mr. Crosby’s employment agreement, the following terms are generally defined as follows:

•
“Cause” means, as to Mr. Crosby, his (i) conviction of a felony or misdemeanor where imprisonment is imposed for more than 30 days; (ii) commission of any act of theft, fraud, dishonesty, or falsification of any records of Alon or any employment records; (iii) improper disclosure of confidential information; (iv) any intentional action that has a material detrimental effect on Alon’s reputation or business; (v) any material breach of Mr. Crosby’s employment that is not cured within 10 business days following receipt by Mr. Crosby of written notice of such breach; or (vi) unlawful appropriation of a corporate opportunity; (vii) intentional misconduct in connection with the performance of his duties.

•
“Good Reason” means, as to Mr. Crosby, the occurrence of one of the following: (i) without Mr. Crosby’s prior written consent, the reduction of Mr. Crosby’s base compensation or the percentage of his base compensation established as his maximum target bonus percentage for purposes of the annual cash bonus plan; (ii) any material breach of the employment agreement that is not cured within 10 business days following receipt by Alon of written notice of such breach; or (iii) the delivery of written notice that Alon does not wish to automatically renew Mr. Crosby’s employment.

James Ranspot. Alon is a party to a Management Employment Agreement with James Ranspot, the initial term of which ends on November 18, 2018, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. Ranspot currently receives a base salary of $303,500 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Ranspot is entitled to participate in Alon’s annual cash bonus plans, pension plan and the Benefits Restoration Plan. Additionally, Alon is required to provide Mr. Ranspot with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Pursuant to the terms of Mr. Ranspot’s employment agreement, if Mr. Ranspot is terminated without Cause (as defined below), resigns upon at least 30 days’ prior written notice for Good Reason (as defined below), or, if upon a change in control his employment agreement is not assumed by the acquiring person or is terminated at his election following the change in control, he will be entitled to receive his base salary through the termination date, a prorated share of his annual bonus and a severance payment equal to two years’ base salary. The agreement makes Mr. Ranspot subject to a covenant not to compete during the term of his employment, which covenant would have continued post-employment, but terminated after Mr. Ranspot’s fifth year of employment with Alon, and a covenant not to interfere with employment relationships during the term of his employment and for one year following the termination of his employment. The agreement also prohibits Mr. Ranspot from disclosing Alon’s proprietary information received through his employment.
For purposes of Mr. Ranspot’s employment agreement, the following terms are generally defined as follows:

•
“Cause” means, as to Mr. Ranspot, his (i) conviction of a felony or misdemeanor where imprisonment is imposed for more than 30 days; (ii) commission of any act of theft, fraud, dishonesty, or falsification of any records of Alon or any employment records; (iii) improper disclosure of confidential information; (iv) any intentional action that has a material detrimental effect on Alon’s reputation or business; (v) any material breach of Mr. Ranspot’s employment that is not cured within 10 business days following receipt by Mr. Ranspot of written notice of such breach; or (vi) unlawful appropriation of a corporate opportunity; (vii) intentional misconduct in connection with the performance of his duties.

•
“Good Reason” means, as to Mr. Ranspot, the occurrence of one of the following: (i) without Mr. Ranspot's prior written consent, the reduction of Mr. Ranspot’s base compensation or the percentage of his base compensation established as his maximum target bonus percentage for purposes of the annual cash bonus plan; (ii) any material breach of the employment agreement that is not cured within 10 business days following receipt by Alon of written notice of such breach; (iii) Alon requires Mr. Ranspot to be based at an office or location that is more than thirty-five miles from the location at which he was based as of the commencement date of his employment, other than in connection with reasonable travel requirements of Alon’s business; (iv) the delivery of written notice that Alon does not wish to automatically renew Mr. Ranspot’s employment; or (v) at any time on or after the date that is 90 calendar days following the closing of a “Fundamental Transaction.”

•
“Fundamental Transaction” means, as to Mr. Ranspot, a transaction in which (i) Alon shall, directly or indirectly, in one or more related transactions, (A) consolidate or merge with or into (whether or not Alon is the surviving corporation) another person or persons, (B) sell, assign, transfer, convey or otherwise dispose of all or substantially all of the properties or assets of Alon to another person, (C) allow another person to make a purchase, tender or exchange offer that is accepted by the holders of more than the 50% of the outstanding voting stock of Alon (not including any shares of voting stock of Alon held by the person or persons making or party to, or associated or affiliated with the persons making or party to, such purchase, tender or exchange offer), (D) consummate a securities purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another person whereby such other person acquires more than the 50% of the outstanding share of voting stock of Alon (not including any shares of voting stock of Alon held by the Person or Persons making or party to, or associated or affiliated with the persons making or party to, such securities purchase agreement or other business combination), or (E) reorganize, recapitalize or reclassify its common stock, or (ii) any “person” or “group” (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act) is or shall become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% of the aggregate ordinary voting power represented by the issued and outstanding common stock and any corporate functions or groups of personnel (i.e., treasury, credit, tax, legal, information technology, supply) are relocated or transferred from or to such person’s corporate offices.
The following table sets forth the payments that each of the named executive officers could receive upon the occurrence of any of the events described below. The payments set forth in the table are based on the assumption that the event occurred on December 30, 2016, Alon’s last business day in 2016. The amounts shown in the table do not include payments and benefits, such as accrued salary, accrued vacation, employee retention programs and insurance and pension benefits, to the extent that they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment.

Name	Event	Cash Severance ($)
Paul Eisman	Death or Disability	$—
	Termination, Resignation or Change of Control	—	(1)
Shai Even	Death or Disability	—
	Termination, Resignation or Change of Control	1,044,900	(2)
Jeff Morris	Death or Disability	—
	Termination, Resignation or Change of Control	—
Jimmy Crosby	Death or Disability	—
	Termination, Resignation or Change of Control	228,000	(3)
James Ranspot	Death or Disability	—
	Termination, Resignation or Change of Control	607,000	(4)
_______________________________________________________________________________

(1)	Mr. Eisman’s employment agreement expired in accordance with its terms on December 31, 2016.

(2)
Pursuant to Mr. Even’s employment agreement, in the event that he is terminated without Cause (as defined above), resigns for Good Reason (as defined above) or, if upon a change in control his employment agreement is not assumed by the acquiring person or at his election, he will be entitled to receive a severance payment equal to three years’ base salary.

(3)
Pursuant to Mr. Crosby’s employment agreement, in the event that he is terminated without Cause (as defined above), resigns for Good Reason (as defined above) or, if upon a change in control his employment agreement is not assumed by the acquiring person, he will be entitled to receive a severance payment equal to nine months’ base salary.

(4)
Pursuant to Mr. Ranspot’s employment agreement, in the event that he is terminated without Cause (as defined above), resigns for Good Reason (as defined above) or, if upon a change in control his employment agreement is not assumed by the acquiring person or at his election, he will be entitled to receive a severance payment equal to two years’ base salary.

Outstanding Equity Awards at Fiscal Year-End 2016
The following table provides a summary of equity awards granted to the named executive officers that were outstanding at the end of Alon’s last completed fiscal year, and includes, if applicable, any unexercised options, stock that has not vested and equity incentive plan awards.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Paul Eisman	—		$—
Shai Even	32,192	(2)	366,345
Jeff Morris	—		—
Jimmy Crosby	76,680	(3)	872,618
James Ranspot	63,280	(3)	720,126
_______________________________________________________________________________

(1)	This column reflects the value of the awards based on the closing market price of Alon’s common stock on the NYSE on December 30, 2016 (the last trading day of the year), which was $11.38.

(2)
Pursuant to the 2005 Incentive Compensation Plan, on July 14, 2016 Alon entered into an award agreement with Mr. Even granting him 32,192 shares of restricted stock which vested on December 31, 2016, which vesting was effected on January 3, 2017 as a result of the New Year’s Day holidays.

(3)
Pursuant to the 2005 Incentive Compensation Plan, on August 6, 2014 Alon entered into award agreements with Messrs. Crosby and Ranspot. Pursuant to such agreements, Alon agreed to grant a total of (a) 191,700 shares of restricted stock to Mr. Crosby and (b) 158,200 shares of restricted stock to Mr. Ranspot, each over a 5-year period. Once granted, the restricted stock is subject to a restriction on transfer and the holders are not entitled to receive dividends on, or vote, the restricted stock until the shares vest pursuant to the award agreements. As of December 31, 2016, 60% of the shares contemplated by these agreements to be awarded had been granted and 20% percent had vested, as detailed in the “Number of Shares or Units of Stock that Have Not Vested” column of this table.

Stock Vested in 2016
The following table provides a summary of equity awards previously granted to the named executive officers that vested during 2016.
STOCK VESTED IN 2016

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value of Shares Realized on Vesting ($) (2)
Paul Eisman (3)	150,000	$1,335,750
Shai Even	150,000	1,315,500
Jeff Morris	—	—
Jimmy Crosby	19,170	144,829
James Ranspot	15,820	119,520
_______________________________________________________________________________

(1)	This column reflects the gross number of shares acquired upon vesting of restricted stock awards during 2016, without reduction for any shares withheld to satisfy applicable tax obligations.

(2)
This column reflects the value of shares of restricted stock that vested during 2016, calculated by multiplying the number of shares of restricted stock that vested by the mean of the high and low sales prices of our common stock on the applicable vesting date, or if the vesting date is not a trading day on the NYSE, the previous trading day.

(3)
As described in Note (2) to the Summary Compensation Table, Mr. Eisman received a grant of 100,000 shares of restricted stock in May 2016 which were surrendered by Mr. Eisman in December 2016. The number reflected in the table above includes the 100,000 shares of restricted stock that vested in 2016 and were later surrendered.

Pension Benefits
The following table provides a summary of each plan that provides for payments or other benefits at, following, or in connection with retirement, with respect to our named executive officers.
2016 PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Paul Eisman	Alon Pension Plan	6.8	$176,385
	Benefits Restoration Plan	6.8	246,888
Shai Even	Alon Pension Plan	13.4	361,161
	Benefits Restoration Plan	13.4	215,204
Jeff Morris	Alon Pension Plan	42.7	1,952,489
	Benefits Restoration Plan	42.7	2,935,140
Jimmy Crosby	Alon Pension Plan	18.7	811,448
	Benefits Restoration Plan	20.7	465,139
James Ranspot	Alon Pension Plan	10.5	240,893
	Benefits Restoration Plan	10.5	87,672
Employees who participate in Alon’s Pension Plan make no contributions to the pension plan. A participating employee becomes vested in the Alon Pension Plan once that employee has completed five full years of employment, assuming a minimum of 1,000 hours of service per year. After becoming vested, a participating employee has a non-forfeitable right to his vested retirement benefit. A participant’s compensation for purposes of determining benefits under the Alon Pension Plan includes salary, bonus and overtime pay. The normal retirement age under the Alon Pension Plan is 65.
Alon also provides additional pension benefits to Alon’s highly-compensated employees through Alon’s Benefits Restoration Plan. If an employee is a participant in the Alon Pension Plan and is subject to the limitation on compensation pursuant to Section 401(a)(17) or 415 of the Code, then the employee can participate in the Benefits Restoration Plan and is eligible for a benefit equal to the benefit that would be payable under the Alon Pension Plan but for the limitations on compensation less the benefit actually payable under the Alon Pension Plan. The Benefits Restoration Plan is unfunded and vests on the same schedule as the Alon Pension Plan.
The compensation covered by the Alon Pension Plan and the credited years of service with respect to Messrs. Eisman, Even, Morris, Crosby and Ranspot as of December 31, 2016 are set forth in the table below, assuming retirement at the normal retirement age under the Alon Pension Plan.

Name	Compensation Covered by the Pension Plan ($)	Number of Years Credited Service (#)
Paul Eisman	$638,828	6.8
Shai Even	410,011	13.4
Jeff Morris	374,908	42.7
Jimmy Crosby	356,899	18.7
James Ranspot	357,077	10.5

Compensation of Directors
Non-employee directors receive an annual fee of $50,000 and receive an additional fee of $1,500 per meeting attended ($900 per telephonic meeting attended). The chairperson of each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee receives an additional annual fee of $10,000, and each committee member receives an additional fee of $1,500 per committee meeting attended ($900 per telephonic meeting attended). In addition, each independent director receives $25,000 per year in restricted stock which vests in three equal installments on each of the first, second and third anniversaries of the grant date. During 2016, Messrs. Yemin, Ginzburg, Green, Smith and Soreq did not receive any compensation for their service on the Board.
Mr. Wiessman and Alon were parties to an Agreement of Principles of Employment, effective January 1, 2010, pursuant to which he served as Alon’s Executive Chairman of the Board. The term of this agreement ended on January 1, 2015. The Board has determined to continue to compensate and provide the benefits of this agreement to Mr. Wiessman until a more formal agreement can be negotiated. Pursuant to this agreement, Mr. Wiessman is entitled to participate in the pension plans or non-qualified retirement arrangements, bonus plans and any equity plans of Alon Energy and its subsidiaries (except for the Alon Assets, Inc. 2000 Stock Option Plan and Alon Operating, Inc. 2000 Stock Option Plan) at the same level as other executives. Mr. Wiessman was entitled to a 5% fee increase at the end of each of the first, second, third and fourth year of the agreement, which has resulted in the current fee of $35,461 per month. Alon also pays the maintenance and utility costs associated with Mr. Wiessman’s Dallas, Texas residence, provides medical insurance benefits to Mr. Wiessman and reimburses Mr. Wiessman for airfare incurred to transport his family members between Israel and the United States (up to a maximum of eight tickets per year).
Mr. Morris served as a director of Alon until May 2016. For a description of Mr. Morris’ compensation, see “Summary Compensation Table” and “Employment Agreements and Change of Control Arrangements” above.
The following table provides a summary of the compensation awarded to, earned by or paid to the directors of Alon, other than Messrs. Wiessman and Morris, during the last completed fiscal year.
2016 DIRECTOR COMPENSATION

Name	Fees Earned ($)	Stock Awards ($)	Total ($)
Zalman Segal (1)	$110,400	$25,000	$135,400
Ron W. Haddock (1)	117,000	25,000	142,000
Ilan Cohen (1)	96,800	25,000	121,800
Franklin Wheeler (1)	58,233	25,000	83,233
William Kacal (1)	65,433	25,000	90,433
Yeshayahu Pery (2)	23,267	—	23,267
Ezra Uzi Yemin	—	—	—
Assaf Ginzburg	—	—	—
Frederec Green	—	—	—
Mark D. Smith	—	—	—
Avigal Soreq	—	—	—
_______________________________________________________________________________

(1)
As discussed above, each independent director receives $25,000 per year in restricted stock which vests in three equal installments on each of the first, second and third anniversaries of the grant date. The Board has determined that each of Messrs. Cohen, Haddock, Kacal, Segal and Wheeler is independent of Alon and its management under the NYSE’s listing standards.

Amounts in the stock awards column reflect the aggregate grant date fair value of 2,800 restricted shares of common stock granted to each of our independent directors on May 10, 2016, determined in accordance with FASB ASC Topic 718. At December 31, 2016, each of Messrs. Cohen, Haddock and Segal had 4,356 and Messrs. Wheeler and Kacal had 2,800 unvested shares of restricted stock.

(2)	Mr. Pery retired from the Board in May 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table presents information regarding the number of shares of Alon common stock beneficially owned as of April 17, 2017 by each of Alon’s directors, each executive officer of Alon named in the Summary Compensation Table, and all directors and executive officers of Alon as a group. In addition, the table presents information about each person known by Alon to beneficially own more than 5% of Alon’s outstanding common stock. Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares. Additionally, unless otherwise indicated by footnote, the percentage of outstanding shares is calculated on the basis of 71,877,464 shares of Alon common stock outstanding as of April 17, 2017.

	Beneficial Share Ownership
Directors, Executive Officers and 5% Stockholders	Number of Shares	Percent of Outstanding Shares
Directors and Executive Officers:
Ezra Uzi Yemin	—	—
Assaf Ginzburg	—	—
Frederec Green	—	—
Mark D. Smith	—	—
Avigal Soreq	—	—
Ilan Cohen	5,962	*
Ron W. Haddock	34,756	*
Zalman Segal	22,256	*
Franklin R. Wheeler	4,800	*
William J. Kacal	2,800	*
David Wiessman (1)	2,510,541	3.5%
Jeff D. Morris	1,902,041	2.6%
Jimmy Crosby	112,777	*
Paul Eisman	488,067	*
Shai Even	163,014	*
Claire Hart	569,449	*
Kyle McKeen	97,638	*
Alan Moret	198,881	*
Michael Oster	61,943	*
James Ranspot	90,824	*
All directors and executive officers as a group (20 persons)	6,265,749	8.7%
More than 5% Stockholders:
Delek US Holdings, Inc. (2)	33,691,292	46.9%
Dimensional Fund Advisors LP (3)	6,033,200	8.4%
_______________________________________________________________________________

*	Indicates less than 1%

(1)	Shares beneficially owned by Mr. Wiessman include 2,335,441 shares held by D.B.W. Holdings (2005) Ltd. and 175,100 shares held directly.

(2)	Shares beneficially owned are based on Schedule 13D/A filed with the SEC on January 3, 2017 by Delek US Holdings, Inc. (“Delek”). Delek’s address is 7102 Commerce Way, Brentwood, Tennessee 37027.

(3)
Shares beneficially owned are based on Schedule 13G/A filed with the SEC on February 9, 2017 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP’s address is 6300 Bee Cave Road, Austin, TX 78746. Dimensional Fund serves as an investment advisor to four investment companies and serves as investment manager or sub-advisor to certain other comingled funds, group trusts and separate accounts (collectively, the “funds”). In its role as investment advisor, sub-advisor and/or manager, Dimensional Fund may be deemed the beneficial owner of all shares held by the funds; however, all such shares are owned by the funds. The funds have the right to receive or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities in their respective accounts. None of the four funds are known to have such rights or powers with respect to more than five percent of Alon’s common stock.

2016 EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2016, the 2005 Incentive Compensation Plan was the only compensation plan under which our securities were authorized for issuance. The table below provides information as of December 31, 2016.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	3,280,371
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	3,280,371

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Independent Directors
Under the NYSE’s listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with Alon. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Cohen, Ginzburg, Green, Haddock, Kacal, Segal, Smith, Soreq, Wheeler and Yemin, has no material relationship with Alon, either directly or as a partner, stockholder or officer of an organization that has a relationship with Alon, and is therefore independent of Alon and its management under the NYSE’s listing standards.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Review, Approval or Ratification of Transactions with Related Persons
Alon’s Corporate Governance Guidelines, which were adopted by the Board on July 7, 2005, require that the Board exercise appropriate oversight with respect to all related-party transactions, including significant business dealings with directors or their affiliates, substantial charitable contributions to organizations with which a director is affiliated, consulting contracts with, or other indirect forms of compensation to, a director, and extension of credit to directors and executive officers. The Board has not adopted specific policies or procedures for review or approval of related-party transactions or potential conflicts of interest. The Board considers any related-party transaction or potential conflict of interest on a case by case basis and in a manner consistent with its fiduciary obligations under applicable Delaware law and related party transactions are submitted to a committee of disinterested directors for approval. The Board and the respective disinterested directors believe that the following transactions and relationships during 2016 were reasonable and in the best interest of Alon.
Transactions with Management and Others
Registration Rights Agreement.    Pursuant to the terms of a Registration Rights Agreement with Alon Israel Oil Company Ltd. (“Alon Israel”), Alon provided Alon Israel with registration rights, including demand registration rights and “piggy-back” registration rights, with respect to Alon common stock owned by Alon Israel. In connection with Alon Israel’s sale of Alon’s common stock to Delek in May 2015, Alon Israel assigned its rights under the Registration Rights Agreement to Delek. Alon’s obligations are subject to limitations relating to a minimum amount of common stock required for registration, the timing of registration and other similar matters. Alon is obligated to pay all expenses incidental to such registration, excluding underwriters’ discounts and commissions and certain legal fees and expenses.
Transactions with Delek
On May 14, 2015, Delek acquired 33.7 million of the Company’s common stock from Alon Israel. The consideration paid by Delek to Alon Israel consisted of a combination of shares of restricted Delek common stock, an unsecured promissory note and cash. The approximate value of the total consideration to be paid by Delek to Alon Israel was $572.4 million (based upon a closing price of $37.90 per share of common stock of Delek on April 14, 2015).
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
We also have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased refined products from Delek of $3.1 million, $15.3 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
SCS Beverage
On February 29, 2004, Alon sold 17 licenses for the sale of alcoholic beverages at 17 stores in New Mexico to SCS Beverage, Inc., a corporation treated as a pass-through entity that is wholly owned by Jeff D. Morris, Vice Chairman of the Board of Directors of Alon USA Partners GP, LLC (the “General Partner”), a wholly-owned subsidiary of Alon. Under rules and regulations of the New Mexico Alcohol and Gaming Division, a holder of a license to sell alcoholic beverages in New Mexico must provide substantial documentation in the application for and annual renewal of the license, including detailed questionnaires and fingerprints of the officers and directors of each entity beneficially owning 10% or more of the holder of the license. Alon engaged in this transaction to expedite the process of renewing the licenses by limiting the required disclosures to one individual stockholder. The purchase price paid by SCS Beverage consisted of approximately $2.6 million for the 17 licenses and approximately $0.2 million for the inventory of alcoholic beverages on the closing date. The purchase price was paid by SCS Beverage issuing to Alon a demand promissory note in the amount of $2.8 million. The demand note is payable solely by transferring the licenses and inventory existing at the time of payment back to Alon. The demand note is secured by a pledge of the licenses and the inventory and a pledge of 100% of the stock of SCS Beverage. Pursuant to the purchase and sale agreement, SCS Beverage granted Alon an option to re-acquire the licenses at any time at a purchase price equal to the same purchase price paid by SCS Beverage to acquire the licenses.
As the holder of the New Mexico licenses, SCS Beverage is the only party entitled to purchase alcoholic beverages to be sold at the locations covered by the licenses and to receive revenues from the sale of alcoholic beverages at those locations. Simultaneously with the transfer of the licenses, SCS Beverage entered into a premises lease with Alon to lease space at each of the locations covered by the licenses for the purpose of conducting the alcoholic beverages concessions. The total annual payments by SCS Beverage to Alon under this premises lease agreement have averaged approximately $1.4 million over the last three fiscal years and are subject to adjustment by Alon based on the volume of sales of alcoholic beverages at the locations covered by the licenses. To date, the profits realized by SCS Beverage from the sale of alcoholic beverages at these locations have not exceeded lease payments by SCS Beverage to Alon and it anticipates that this will continue to be the case in the future. As a result, Mr. Morris has not received any economic benefit from the ownership of SCS Beverage, and Alon does not anticipate that Mr. Morris will derive any economic benefit from his ownership of SCS Beverage in the future.
Alon Assets Dividends
In connection with dividend payments by Alon to its stockholders in 2016, Mr. Morris was paid dividends on the shares held by him in Alon Assets. The total dividends paid to Mr. Morris in 2016 from Alon Assets was $0.4 million.
Alon USA Partners, LP
In November 2013 Alon USA Partners, LP (the “Partnership”) completed an initial public offering of 11,500,000 common units representing limited partner interests. As of December 31, 2016 the common units held by the public represent 18.4% of the Partnership’s common units outstanding. Alon owns the remaining 81.6% of the Partnership’s common units and the General Partner owns 100% of the general partner interest in the Partnership, which is a non-economic interest. In connection with the public offering, Alon, through its subsidiaries, entered into agreements to maintain certain supply arrangements and to allocate expenses between Alon and the Partnership. A brief description of these agreements is provided below.
Omnibus Agreement
Under the terms of the Omnibus Agreement between the Partnership and Alon, the Partnership has the right of first refusal if Alon or any of its controlled affiliates has the opportunity to acquire a controlling interest in any refinery and related crude oil and refined product logistic assets, including non-retail transportation terminal sales, and that operate in Arizona, Arkansas, Colorado, Kansas, New Mexico, Oklahoma or Texas. In addition, pursuant to the terms of the omnibus agreement, the Partnership has a 60-day exclusive right of negotiation if Alon or any of its controlled affiliates decide to attempt to sell any refinery and related crude oil and refined product logistic assets, including non-retail transportation terminal sales, that operate in Arizona, Arkansas, Colorado, Kansas, New Mexico, Oklahoma or Texas.
Services Agreement
The Services Agreement among the Partnership, the General Partner and Alon addresses certain aspects of the Partnership’s relationship with the General Partner and Alon, including the provision of certain general and administrative services by Alon to the Partnership and the Partnership’s agreement to reimburse Alon for such services; and the provision by Alon to the Partnership of such employees as may be necessary to operate and manage the Partnership’s business, and its agreement to reimburse Alon for the expenses associated with such employees.
Pursuant to the Services Agreement, the Partnership has agreed to reimburse Alon for (i) all reasonable direct and indirect costs and expenses incurred by it in connection with the performance of these services and (ii) all other reasonable expenses allocable to the Partnership or the General Partner or otherwise incurred by Alon in connection with the operation of the Partnership’s business.
Equipment Lease Agreements
In June 2014, an Alon subsidiary entered into six-year lease agreements with the Partnership to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014, and require fixed monthly payments amounting to $4.9 million annually.

Tax Sharing Agreement
Under the terms of the Tax Sharing Agreement between the Partnership and Alon, the Partnership must reimburse Alon for the Partnership’s share of state and local income and other taxes borne by Alon as a result of the Partnership’s financial results being included in a combined or consolidated tax return filed by Alon.
Fuel Supply Agreement
Pursuant to the terms of the 20-year Fuel Supply Agreement between the Partnership and Southwest Convenience Stores, LLC (“Southwest”), a subsidiary of Alon, the Partnership supplies substantially all of the motor fuel requirements of Southwest’s retail convenience stores. The volume of motor fuels sold under the Fuel Supply Agreement is determined monthly based upon Southwest’s estimated requirements. Southwest purchases such motor fuels at a price equal to the market price per unit in effect at the time of delivery less applicable terminal discounts plus all applicable freight, taxes, pipeline tariff and delivery place differentials.
The Fuel Supply Agreement additionally provides for (i) Southwest’s mandatory participation in the Partnership’s credit card payment network, (ii) Southwest’s use of the “Alon” trade name and related marks in connection with the use of the credit card payment network and the resale of the motor fuels purchased pursuant to the Fuel Supply Agreement, and (iii) marketing services for the benefit of Southwest (at an additional cost).
Asphalt Supply Agreement
The Partnership also entered into a 20-year Asphalt Supply Agreement with Paramount Petroleum Corporation (“Paramount”), a subsidiary of Alon, under which Paramount purchases all of the asphalt produced by the Partnership. The volume of asphalt sold pursuant to the Asphalt Supply Agreement is based upon actual production, but the Partnership is required to provide good faith non-binding forecasts of its monthly production estimates for each contract year.
Products are sold under the Asphalt Supply Agreement at prices equal to the three day average price for such product, determined by reference to the value derived from the pricing formula set forth in the Asphalt Supply Agreement for such product on the day of delivery or lifting and for the two business days prior to the date of delivery or lifting. Products with a contract term exceeding one year require the parties to meet annually to reexamine the price for such product.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees.    The aggregate fees billed or expected to be billed by KPMG for professional services rendered for the audit of Alon’s annual financial statements, the review of the financial statements to be included in Alon’s annual reports on Form 10-K and quarterly reports on Form 10-Q were $1,725,750 and $1,485,000 for the years ended December 31, 2016 and 2015, respectively.
Audit-Related Fees.    The aggregate fees billed or expected to be billed by KPMG for assurance and related services related to the performance of audits or review of Alon’s financial statements and not described above under “Audit Fees” were $533,000 and $630,000 for the years ended December 31, 2016 and 2015, respectively.
Tax Fees.    No fees were billed or are expected to be billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2016 and 2015.
All Other Fees.    No fees were billed or are expected to be billed by KPMG for products and services not described above in 2016 and 2015.
Pre-Approval Policies and Procedures.    In general, all engagements of Alon’s outside auditors, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During 2016, all of the services performed for Alon by KPMG were pre-approved by the Audit Committee. The Audit Committee has considered the compatibility of non-audit services with KPMG’s independence and believes the provision of such non-audit services is compatible with KPMG maintaining its independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this report:

1.	Financial Statements.

Reports of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets as of December 31, 2016 and 2015*
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014*
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014*
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014*
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014*
Notes to Consolidated Financial Statements*
* Previously filed with our Annual Report on Form 10-K filed with the SEC on February 27, 2017, which is being amended hereby.

2.
Financial Statement Schedules and Other Financial Information. All financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes referenced above.

3.	Exhibits. The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of January 2, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on January 3, 2017, SEC File No. 001-32567).

2.2
First Amendment to Agreement and Plan of Merger, dated as of February 27, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc. (incorporated by reference to Exhibit 2.2 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

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

Exhibit No.	Description of Exhibit
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

10.19*
First Amendment to Amended and Restated Employment Agreement dated May 12, 2015 between Alan P. Moret and Alon USA GP, LLC, dated May 11, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on May 15, 2015, SEC File No. 001-32567).

10.20*
Management Employment Agreement, dated as of May 1, 2008, between Kyle C. McKeen and Alon USA GP, LLC (incorporated by reference to Exhibit 10.47 to Form 10-K, filed by the Company on March 14, 2013 SEC File No. 001-32567).

10.21*	Management Employment Agreement, dated as of November 18, 2013, between James A. Ranspot and Alon USA GP, LLC.
10.22*	First Amendment to Management Employment Agreement, dated as of July 22, 2015, between James A. Ranspot and Alon USA GP, LLC.

Exhibit No.	Description of Exhibit
10.23*	Management Employment Agreement, dated as of March 1, 2013, between Jimmy C. Crosby and Alon USA GP, LLC.
10.24*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.56 to Form 10-K, filed by the Company on March 15, 2011 SEC File No. 001-32567).
10.25*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.26*	Description of Director Compensation (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.27*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.31 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.28*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.29*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by the Company on May 11, 2005, SEC File No. 333-124797).
10.30*	Alon Assets, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.36 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.31*	Alon USA Operating, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.37 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).
10.32*
Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon Assets, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.38 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.33†
Second Amendment to Incentive Stock Option Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon Assets, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-Q, filed by the Company on November 7, 2008, SEC File No. 001-32567).

10.34*
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

10.36*
Incentive Stock Option Agreement, dated as of July 31, 2000, between Alon USA Operating, Inc. and Jeff D. Morris, as amended by the Amendment to the Incentive Stock Option Agreement, dated June 30, 2002 (incorporated by reference to Exhibit 10.40 to Form S-1/A, filed by the Company on June 17, 2005, SEC File No. 333-124797).

10.37*
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

10.40*
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

10.42*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 5, 2005, SEC File No. 001-32567).

10.43*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on August 23, 2005, SEC File No. 001-32567).

10.44*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on November 8, 2005, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
10.45*	Alon USA Energy, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 12, 2017).
10.46*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 12, 2007, SEC File No. 001-32567).

10.47*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.48*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2010, SEC File No. 001-32567).

10.49
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on May 9, 2011, SEC File No. 001-32567).

10.50*	Restricted Stock Award Agreement, dated August 6, 2014, between Alon USA Energy, Inc. and James A. Ranspot.
10.51*	First Amendment to Restricted Stock Award Agreement between Alon USA Energy, Inc. and James A. Ranspot.
10.52*	Second Amendment to Restricted Stock Award Agreement between Alon USA Energy, Inc. and James A. Ranspot.
10.53*	Third Amendment to Restricted Stock Award Agreement between Alon USA Energy, Inc. and James A. Ranspot.
10.54*	Restricted Stock Award Agreement, dated August 6, 2014, between Alon USA Energy, Inc. and Jimmy C. Crosby.
10.55*	First Amendment to Restricted Stock Award Agreement between Alon USA Energy, Inc. and Jimmy C. Crosby.
10.56*	Second Amendment to Restricted Stock Award Agreement between Alon USA Energy, Inc. and Jimmy C. Crosby.
10.57*	Third Amendment to Restricted Stock Award Agreement between Alon USA Energy, Inc. and Jimmy C. Crosby.
10.58
Stock Purchase Agreement, dated as of April 28, 2006, among Alon USA Energy, Inc., The Craig C. Barto and Gisele M. Barto Living Trust, Dated April 5, 1991, The Jerrel C. Barto and Janice D. Barto Living Trust, Dated March 18, 1991, W. Scott Lovejoy, III and Mark R. Milano (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 2, 2006, SEC File No. 001-32567).

10.59
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

10.60
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

10.61
Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on May 13, 2008, SEC File No. 001-32567).

10.62
First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 10, 2008, SEC File No. 001-32567).

10.63†
Second Amended and Restated Supply and Offtake Agreement, dated February 1, 2015 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.64
Amendment to Second Amended and Restated Supply and Offtake Agreement, dated as of January 13, 2017, between Alon Refining Krotz Springs, Inc. and J. Aron & Company. (incorporated by reference to Exhibit 10.53 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

10.65†
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

Exhibit No.	Description of Exhibit
10.67	Form of Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.105 to Form S-1/A, filed by the Company on October 22, 2010, SEC File No. 333-169583).
10.68	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.106 to Form 10-K, filed by the Company on March 13, 2012 SEC File No. 001-32567).
10.69
Omnibus Agreement by and among Alon USA Partners, LP, Alon USA Partners GP, LLC, Alon Assets, Inc. and Alon Energy, Inc., dated November 26, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 26, 2012, SEC File No. 001-32567).

10.70
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

10.76
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated May 6, 2015, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Company on May 8, 2015, SEC File No. 001-32567).

10.77
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

21.1	Subsidiaries of Alon USA Energy, Inc. (incorporated by reference to Exhibit 21.1 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).
23.1	Consent of KPMG LLP. (incorporated by reference to Exhibit 23.1 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

Exhibit No.	Description of Exhibit
31.1
Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

31.2
Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

31.3	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.4	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

101
The following financial information from Alon USA Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (incorporated by reference to Exhibit 101 to Form 10-K, filed by the Company on February 27, 2017, SEC File No. 001-32567).

________________________

*	Identifies management contracts and compensatory plans or arrangements.

†	Filed under confidential treatment request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 28, 2017	By:	/s/ Alan Moret
Alan Moret
Interim Chief Executive Officer