Form 10-Q
period 2017-03-31
Alon USA Energy, Inc.
filed 2017-05-09
CIK 1325955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2017, was 71,877,464.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,129	$136,302
Accounts and other receivables, net	129,369	134,744
Income tax receivable	—	32,984
Inventories	141,428	130,502
Prepaid expenses and other current assets	50,400	36,761
Total current assets	507,326	471,293
Equity method investments	33,022	33,431
Property, plant and equipment, net	1,351,536	1,366,895
Goodwill	62,885	62,885
Other assets, net	157,435	160,797
Total assets	$2,112,204	$2,095,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$386,905	$328,561
Accrued liabilities	101,031	100,529
Current portion of long-term debt	16,414	16,414
Total current liabilities	504,350	445,504
Other non-current liabilities	160,788	188,833
Long-term debt	499,905	511,552
Deferred income tax liability	365,816	366,999
Total liabilities	1,530,859	1,512,888
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01, 15,000,000 shares authorized; and no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.01, 150,000,000 shares authorized; 71,761,117 and 71,578,093 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	718	716
Additional paid-in capital	531,142	530,625
Accumulated other comprehensive loss, net of tax	(25,928)	(26,111)
Retained earnings	12,478	15,878
Total stockholders’ equity	518,410	521,108
Non-controlling interest in subsidiaries	62,935	61,305
Total equity	581,345	582,413
Total liabilities and equity	$2,112,204	$2,095,301

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Net sales (1)	$1,150,593	$849,973
Operating costs and expenses:
Cost of sales	972,874	735,144
Direct operating expenses	64,242	68,617
Selling, general and administrative expenses	49,225	48,701
Depreciation and amortization	36,547	34,862
Total operating costs and expenses	1,122,888	887,324
Gain (loss) on disposition of assets	476	(2,088)
Operating income (loss)	28,181	(39,439)
Interest expense	(15,117)	(18,307)
Equity earnings (losses) of investees	(133)	378
Other income (loss), net	(89)	72
Income (loss) before income tax expense (benefit)	12,842	(57,296)
Income tax expense (benefit)	2,568	(21,236)
Net income (loss)	10,274	(36,060)
Net income (loss) attributable to non-controlling interest	2,947	(523)
Net income (loss) available to stockholders	$7,327	$(35,537)
Earnings (loss) per share, basic	$0.10	$(0.51)
Weighted average shares outstanding, basic (in thousands)	71,490	70,143
Earnings (loss) per share, diluted	$0.10	$(0.51)
Weighted average shares outstanding, diluted (in thousands)	71,577	70,143
Cash dividends per share	$0.15	$0.15
___________

(1)	Includes excise taxes on sales by the retail segment of $20,725 and $19,525 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$10,274	$(36,060)
Other comprehensive income (loss):
Interest rate derivatives designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	121	(1,121)
Loss reclassified to earnings - interest expense	172	70
Net gain (loss), before tax	293	(1,051)
Income tax expense (benefit)	107	(383)
Total other comprehensive income (loss), net of tax	186	(668)
Comprehensive income (loss)	10,460	(36,728)
Comprehensive income (loss) attributable to non-controlling interest	2,950	(527)
Comprehensive income (loss) attributable to stockholders	$7,510	$(36,201)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$10,274	$(36,060)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	36,547	34,862
Stock compensation	901	2,120
Deferred income taxes	(1,290)	(18,511)
Equity (earnings) losses of investees, net of dividends	409	(378)
Amortization of debt issuance costs	787	880
Amortization of original issuance discount	1,783	1,634
(Gain) loss on disposition of assets	(476)	2,088
Unrealized loss on commodity swaps	—	3,333
Changes in operating assets and liabilities:
Accounts and other receivables, net	5,375	(30,748)
Income tax receivable	32,984	3,500
Inventories	(10,926)	4,127
Prepaid expenses and other current assets	(13,639)	(2,980)
Other assets, net	(3,318)	(3,940)
Accounts payable	11,751	2,997
Accrued liabilities	(405)	7,652
Other non-current liabilities	11,726	73
Net cash provided by (used in) operating activities	82,483	(29,351)
Cash flows from investing activities:
Capital expenditures	(13,067)	(23,446)
Capital expenditures for turnarounds and catalysts	(1,349)	(16,610)
Proceeds from disposition of assets	1,177	975
Acquisition of California renewable fuels facility	—	(7,936)
Net cash used in investing activities	(13,239)	(47,017)
Cash flows from financing activities:
Dividends paid to stockholders	(10,727)	(10,527)
Dividends paid to non-controlling interest	(67)	(133)
Distributions paid to non-controlling interest in the Partnership	(1,267)	(921)
Taxes paid due to the net settlement of stock-based compensation	(368)	—
RINs financing transactions	7,115	51,313
Payments on long-term debt	(14,103)	(4,108)
Net cash provided by (used in) financing activities	(19,417)	35,624
Net increase (decrease) in cash and cash equivalents	49,827	(40,744)
Cash and cash equivalents, beginning of period	136,302	234,127
Cash and cash equivalents, end of period	$186,129	$193,383
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$13,355	$16,514
Refunds received for income tax	$(35,469)	$(3,478)
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$907	$—

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
In the opinion of our management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2017.
Our consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
In November 2015, the FASB issued an accounting standards update simplifying the presentation of income taxes. This updated standard eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as non-current. The requirements from the updated standard are effective for interim and annual periods beginning after December 31, 2016, and early adoption is permitted. We have adopted this updated guidance as of January 1, 2017 and applied the changes retrospectively to the prior period. The adoption of this updated standard resulted in the reclassification of $14,858 of current deferred income tax asset to non-current deferred income tax liability on the consolidated balance sheets at December 31, 2016.
In February 2016, the FASB issued new guidance on the accounting for leases, which requires lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The standard will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The requirements from this guidance are effective for interim and annual periods beginning after December 31, 2018. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.
In March 2016, the FASB issued an accounting standards update to simplify some provisions in stock compensation accounting. The areas for simplification of this update involve the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows. This update will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have adopted the updated guidance, effective January 1, 2017, with no material impact to our consolidated financial statements.

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
In March 2017, the FASB issued new guidance to improve the presentation of net periodic benefit cost and net periodic postretirement benefit cost by providing additional guidance on the presentation and classification of net benefit costs in the consolidated statements of operations and on the components eligible for capitalization in assets. The amendments from this update are effective for interim and annual periods beginning after December 15, 2017. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.

(2)	Alon USA Partners, LP
The Partnership (NYSE: ALDW) is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. The limited partner interests of the Partnership are represented as common units outstanding. As of March 31, 2017, the 11,520,220 common units held by the public represent 18.4% of the Partnership’s common units outstanding. We own the remaining 81.6% of the Partnership’s common units and Alon USA Partners GP, LLC (the “General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Partnership, which is a non-economic interest.
The limited partner interests in the Partnership not owned by us are reflected in the consolidated statements of operations in net income (loss) attributable to non-controlling interest and in our consolidated balance sheets in non-controlling interest in subsidiaries. The Partnership is consolidated within the refining and marketing segment.
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
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Paid Per Unit	Total Distribution Paid	Distributions Paid to Non-Controlling Interest
First Quarter 2017	0.38	0.11	6,877	1,267
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
The Partnership sells motor fuels under the Alon brand through various terminals to supply 636 Alon branded retail sites, including our retail segment convenience stores. In addition, the Partnership sells motor fuels through our wholesale distribution network on an unbranded basis.
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
(c)Retail Segment
Our retail segment operates 304 convenience stores located in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven brand name. Substantially all of the motor fuel sold through our retail segment are supplied by our Big Spring refinery, which are transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
(d)Corporate
Operations that are not included in any of the three segments are included in the corporate category. These operations consist primarily of corporate headquarters operating and depreciation expenses.
Segment data for the three month periods ended March 31, 2017 and 2016 is presented below:

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2017
Net sales to external customers	$915,629	$44,821	$190,143	$—	$1,150,593
Intersegment sales (purchases)	91,000	(6,883)	(84,117)	—	—
Depreciation and amortization	31,353	1,219	3,291	684	36,547
Operating income (loss)	24,525	(1,481)	6,014	(877)	28,181
Turnarounds, catalysts and capital expenditures	7,903	1,482	4,945	86	14,416

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	Refining and Marketing	Asphalt	Retail	Corporate	Consolidated Total
Three Months Ended March 31, 2016
Net sales to external customers	$633,503	$53,499	$162,971	$—	$849,973
Intersegment sales (purchases)	63,110	(5,448)	(57,662)	—	—
Depreciation and amortization	29,784	1,260	3,399	419	34,862
Operating income (loss)	(42,363)	(648)	4,182	(610)	(39,439)
Turnarounds, catalysts and capital expenditures	35,169	740	2,711	1,436	40,056
Total assets by reportable segment consisted of the following:

	March 31, 2017	December 31, 2016
Refining and marketing	$1,742,211	$1,724,982
Asphalt	115,635	111,941
Retail	238,524	241,272
Corporate	15,834	17,106
Total assets	$2,112,204	$2,095,301
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
The carrying amounts of our cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative instruments are carried at fair value, which are based on quoted market prices. Derivative instruments and Renewable Identification Numbers (“RINs”) obligation are our only assets and liabilities measured at fair value on a recurring basis.
Our RINs obligation surplus is based on the amount of RINs we purchased and internally generated in excess of our obligation at RINs prices as of the balance sheet date. The RINs obligation surplus is categorized as Level 2 and is measured at fair value based on quoted prices from an independent pricing service.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets:
Fair value hedges of consigned inventory	$—	$17,340	$—	$17,340
RINs obligation surplus (1)	—	6,077	—	6,077
Liabilities:
Commodity contracts (futures and forwards)	803	—	—	803
Interest rate swaps	—	1,663	—	1,663

As of December 31, 2016
Assets:
Fair value hedges of consigned inventory	$—	$14,777	$—	$14,777
Liabilities:
Commodity contracts (futures and forwards)	1,561	—	—	1,561
Interest rate swaps	—	1,956	—	1,956
________________

(1)
The RINs obligation surplus represents excess RINs received due to the Environmental Protection Agency’s approval of a small refinery exemption for the Krotz Springs refinery from the requirements of the renewable fuel standard for the 2016 calendar year that were held for sale at the balance sheet date.

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
During the year ended December 31, 2016, we had economic hedges in the form of swap contracts that fixed price differentials between different types of crude oil and refined products that we use or produce at our refineries. As of March 31, 2017 and December 31, 2016, we did not have any outstanding commodity swap contracts accounted for as economic hedges.
Fair Value Hedges
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreements discussed in Note 7 that have been accounted for as fair value hedges, which had purchase volumes of 444 thousand barrels of crude oil as of March 31, 2017.
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
Interest Rate Derivatives. We have interest rate swap agreements, maturing March 2019, that effectively fixed the variable LIBOR interest component of the term loans within the retail credit agreement. These interest rate swaps have been accounted for as cash flow hedges. The aggregate notional amount under these agreements covers approximately 75% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. As of March 31, 2017, the outstanding principal of these term loans was $95,884. The interest rate swaps lock in an average fixed interest rate of 2.40% through the remainder of 2017; 2.89% in 2018 and 3.06% in 2019.
Related to interest rate swap cash flow hedges in OCI, we recognized unrealized gains (losses) of $293 and $(1,051) for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017 and 2016, there was no cash flow hedge ineffectiveness recognized in income and no component of our cash flow hedges’ gains or losses was excluded from the assessment of hedge effectiveness.
As of March 31, 2017, we have unrealized losses of $1,663 classified in OCI related to cash flow hedges. Assuming interest rates remain unchanged, unrealized losses of $827 will be reclassified from OCI into earnings over the next twelve-month period as the underlying transactions occur.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,692	Accrued liabilities	$3,495
Total derivatives not designated as hedging instruments		2,692		3,495

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$1,663
Fair value hedges of consigned inventory	Other assets	17,340		—
Total derivatives designated as hedging instruments		17,340		1,663
Total derivatives		$20,032		$5,158

	As of December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$3,602	Accrued liabilities	$5,163
Total derivatives not designated as hedging instruments		3,602		5,163

Derivatives designated as hedging instruments:
Interest rate swaps		$—	Other non-current liabilities	$1,956
Fair value hedges of consigned inventory	Other assets	14,777		—
Total derivatives designated as hedging instruments		14,777		1,956
Total derivatives		$18,379		$7,119

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2017
Interest rate swaps	$293	Interest expense	$(172)		$—
Total derivatives	$293		$(172)		$—

For the Three Months Ended March 31, 2016
Interest rate swaps	$(1,051)	Interest expense	$(70)		$—
Total derivatives	$(1,051)		$(70)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2017	2016
Fair value hedges of consigned inventory (1)	Interest expense	$2,563	$(1,215)
Total derivatives		$2,563	$(1,215)
________________

(1)	Changes in the fair value hedges are substantially offset in earnings by changes in the hedged items.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2017	2016
Commodity contracts (futures and forwards)	Cost of sales	$(871)	$5,213
Commodity contracts (swaps)	Cost of sales	—	366
Total derivatives		$(871)	$5,579
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2017
Derivative Assets:
Commodity contracts (futures and forwards)	$3,525	$(833)	$2,692	$(2,692)	$—	$—
Interest rate swaps	46	(46)	—	—	—	—
Fair value hedges of consigned inventory	17,340	—	17,340	—	—	17,340
Derivative Liabilities:
Commodity contracts (futures and forwards)	$4,328	$(833)	$3,495	$(2,692)	$—	$803
Interest rate swaps	1,709	(46)	1,663	—	—	1,663

As of December 31, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$5,169	$(1,567)	$3,602	$(3,602)	$—	$—
Interest rate swaps	29	(29)	—	—	—	—
Fair value hedges of consigned inventory	14,777	—	14,777	—	—	14,777
Derivative Liabilities:
Commodity contracts (futures and forwards)	$6,730	$(1,567)	$5,163	$(3,602)	$—	$1,561
Interest rate swaps	1,985	(29)	1,956	—	—	1,956
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
We are exposed to market risk related to the volatility in the price of credits needed to comply with these governmental and regulatory programs. We manage this risk by purchasing RINs when prices are deemed favorable utilizing fixed price purchase contracts. We may also sell the RINs with an agreement to repurchase in the future at a fixed price. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.
In February 2017, the Environmental Protection Agency approved a small refinery exemption for the Krotz Springs refinery from the requirements of the renewable fuel standard for the 2016 calendar year (the “Krotz Springs Exemption”). As a result, we recorded a reduction to RINs expense of $27,746 in the first quarter of 2017.
The total net cost (benefit) related to meeting our obligations under these compliance programs was $(13,246) and $11,211 for the three months ended March 31, 2017 and 2016, respectively, inclusive of the Krotz Springs Exemption. These amounts are reflected in cost of sales in the consolidated statements of operations and are exclusive of the benefit generated from operations at our California renewable fuels facility.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Inventories
Carrying value of inventories consisted of the following:

	March 31, 2017	December 31, 2016
Crude oil, refined products, asphalt and blendstocks	$69,088	$57,021
Crude oil consignment inventory (Note 7)	10,589	11,708
Materials and supplies	29,150	27,826
Store merchandise	27,032	26,752
Store fuel	5,569	7,195
Total inventories	$141,428	$130,502
The market value of our refined products, asphalt and blendstock inventories exceeded LIFO costs by $6,402 and $4,390 at March 31, 2017 and December 31, 2016, respectively. The market value of our crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $13,100 and $13,154 at March 31, 2017 and December 31, 2016, respectively.

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
At March 31, 2017 and December 31, 2016, we had net current payables of $27,865 and net current receivables of $6,112, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $26,179 and $26,179, respectively. At March 31, 2017 and December 31, 2016, we had non-current liabilities for the original financing of $21,173 and $22,042, respectively, net of the related fair value hedges.
Additionally, we had net current payables of $3,296 and $5,613 at March 31, 2017 and December 31, 2016, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Refining facilities	$2,013,659	$2,005,015
Pipelines and terminals	43,538	43,538
Retail	218,454	214,596
Other	26,744	26,657
Property, plant and equipment, gross	2,302,395	2,289,806
Accumulated depreciation	(950,859)	(922,911)
Property, plant and equipment, net	$1,351,536	$1,366,895

(9)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2017	December 31, 2016
Deferred turnaround and catalyst cost	$73,527	$79,391
Environmental receivables (Note 16)	2,631	2,762
Intangible assets, net	18,832	18,962
Receivable from supply and offtake agreements (Note 7)	26,179	26,179
Fair value hedges of consigned inventory (Note 5)	17,340	14,777
Other, net	18,926	18,726
Total other assets	$157,435	$160,797

(b)	Accounts Payable
Included in accounts payable was $125,778 and $78,565 related to RINs financing transactions as of March 31, 2017 and December 31, 2016, respectively.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2017	December 31, 2016
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$35,865	$41,420
Employee costs	29,870	23,014
Commodity contracts	3,495	5,163
Accrued finance charges	667	1,866
Environmental accrual (Note 16)	4,237	4,237
Other	26,897	24,829
Total accrued liabilities	$101,031	$100,529

Other Non-Current Liabilities:
Pension and other postemployment benefit liabilities, net	$50,657	$48,983
Environmental accrual (Note 16)	41,393	41,399
Asset retirement obligations	12,644	12,463
Consignment inventory obligations (Note 7)	38,513	36,819
Interest rate swaps	1,663	1,956
RINs financing transactions	—	39,478
Other	15,918	7,735
Total other non-current liabilities	$160,788	$188,833

(10)	Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three months ended March 31, 2017 and 2016 consisted of the following:

	For the Three Months Ended
	March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$976	$952
Interest cost	1,395	1,409
Expected return on plan assets	(1,549)	(1,749)
Amortization of net loss	775	806
Net periodic benefit cost	$1,597	$1,418
Our estimated contributions to our pension plans during 2017 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2016. For the three months ended March 31, 2017, we made no contributions to our qualified pension plans. For the three months ended March 31, 2016, we contributed $1,181 to our qualified pension plans.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(11)	Indebtedness
Debt consisted of the following:

	March 31, 2017	December 31, 2016
Term loan credit facilities	$282,686	$284,233
Alon USA, LP Credit Facility	—	—
Convertible senior notes	138,422	136,602
Retail credit facilities	95,211	107,131
Total debt	516,319	527,966
Less: Current portion	16,414	16,414
Total long-term debt	$499,905	$511,552
(a) Letter of Credit Facility and Alon USA, LP Revolving Credit Facility
We had letters of credit outstanding under our $60,000 letter of credit facility of $56,227 and $57,727 at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the Alon USA, LP $240,000 revolving credit facility. At March 31, 2017 and December 31, 2016, we had letters of credit outstanding of $68,159 and $100,613, respectively.
(b) Convertible Senior Notes
The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2017, the adjusted conversion rate was 73.702 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a per share conversion price of approximately $13.57, to reflect cash dividend adjustments. The options had an adjusted strike price of $13.57 per share and the warrants had an adjusted strike price of $18.43 per share. Upon a potential change of control, we may have to settle the value of the warrants. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of March 31, 2017, there have been no conversions of the Convertible Notes.
(c) Financial Covenants
We have certain credit agreements that contain maintenance financial covenants. At March 31, 2017, we were in compliance with these covenants.

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
Restricted Stock. In January 2017, we granted awards of 105,448 restricted shares to certain executive officers at a grant date price of $12.07 per share. These January 2017 restricted shares will fully vest in January 2018, assuming continued service at vesting.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table summarizes the restricted share activity from January 1, 2017:

		Weighted Average Grant Date Fair Values
Non-vested Shares	Shares	(per share)
Non-vested at December 31, 2016	159,634	$12.26
Granted	105,448	12.07
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2017	265,082	$12.19
Compensation expense for restricted stock awards amounted to $504 and $1,713 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Partnership Restricted Units. Compensation expense for the Partnership’s restricted common unit grants amounted to $23 and $10 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.
Unrecognized Compensation Cost. As of March 31, 2017, there was $1,969 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

(13)	Equity (share values in dollars)
Changes to equity during the three months ended March 31, 2017 are presented below:

	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	$521,108	$61,305	$582,413
Other comprehensive income	183	3	186
Stock compensation	519	14	533
Distributions to non-controlling interest in the Partnership	—	(1,267)	(1,267)
Dividends	(10,727)	(67)	(10,794)
Net income	7,327	2,947	10,274
Balance at March 31, 2017	$518,410	$62,935	$581,345
(a)Common Stock
Merger Agreement between Alon and Delek. In January 2017, Alon and Delek US Holdings, Inc. (“Delek”) entered into a definitive agreement under which Delek will acquire all of the outstanding shares of Alon common stock which Delek does not already own in an all-stock transaction. Delek currently owns approximately 33.7 million shares of our common stock. Under terms of the agreement, the owners of our remaining outstanding shares that Delek does not currently own will receive a fixed exchange ratio of 0.5040 of Delek shares for each share of Alon. The transaction is expected to close within the next few months, subject to customary closing conditions, including regulatory approval and approval by Delek shareholders and Alon shareholders.
Amended Shareholder Agreement. In 2012, we signed agreements with the remaining non-controlling interest shareholders of Alon Assets, Inc. (“Alon Assets”) whereby the participants would exchange shares of Alon Assets for shares of our common stock. During the three months ended March 31, 2017, 116,347 shares of our common stock were issued in exchange for 621.98 shares of Alon Assets. At March 31, 2017, 116,352 shares of our common stock are available to be exchanged for all of the outstanding shares held by the non-controlling interest shareholder of Alon Assets. In April 2017, the remaining outstanding shares of Alon Assets held by the non-controlling shareholder were exchanged for 116,352 shares of our common stock.
We recognized compensation expense associated with the difference in value between the participants' ownership of Alon Assets compared to our common stock of $374 and $397 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

ALON USA ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Dividends
Common Stock Dividends. On March 17, 2017, we paid a regular quarterly cash dividend of $0.15 per share on common stock to stockholders of record at the close of business on March 9, 2017.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in accumulated other comprehensive loss, net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Postretirement Benefit Plans	Total
Balance at December 31, 2016	$(1,229)	$(24,882)	$(26,111)
Other comprehensive income before reclassifications	74	—	74
Amounts reclassified from accumulated other comprehensive loss	109	—	109
Net current-period other comprehensive income	183	—	183
Balance at March 31, 2017	$(1,046)	$(24,882)	$(25,928)

(14)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated as net income (loss) available to common stockholders divided by the average number of participating shares of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of granted restricted common stock awards, convertible debt and warrants using the treasury stock method.
The calculation of earnings (loss) per share, basic and diluted, for the three months ended March 31, 2017 and 2016, is as follows (shares in thousands, per share value in dollars):

	For the Three Months Ended
	March 31,
	2017	2016
Net income (loss) available to common stockholders	$7,327	$(35,537)
Weighted average shares outstanding, basic	71,490	70,143
Dilutive common stock equivalents	87	—
Weighted average shares outstanding, diluted	71,577	70,143
Earnings (loss) per share, basic	$0.10	$(0.51)
Earnings (loss) per share, diluted	$0.10	$(0.51)
For the three months ended March 31, 2017, the weighted average diluted shares includes all potentially dilutive common stock equivalents. For the three months ended March 31, 2016, we excluded 595 common stock equivalents from the weighted average diluted shares outstanding as the effect of including such shares would be anti-dilutive.

(15)	Related Party Transactions
Delek US Holdings, Inc.
At March 31, 2017, Delek owns approximately 47% of our outstanding common stock and has entered into a merger agreement with Alon to acquire all of the remaining outstanding shares of our common stock, which is expected to close during the next few months. We have transactions with Delek that occur in the ordinary course of business. During the three months ended March 31, 2017 and 2016, we had purchases, net of sales, of crude oil, products and RINs from Delek of $1,661 and $1,166, respectively.

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
We have accrued environmental remediation obligations of $45,630 ($4,237 current liability and $41,393 non-current liability) at March 31, 2017, and $45,636 ($4,237 current liability and $41,399 non-current liability) at December 31, 2016.
We have an indemnification agreement with a prior owner for part of the remediation expenses at certain West Coast assets. We have recorded current receivables of $644 and $644 and non-current receivables of $2,631 and $2,762 at March 31, 2017 and December 31, 2016, respectively.

(17)	Subsequent Events
Dividend Declared
On May 5, 2017, our board of directors declared the regular quarterly cash dividend of $0.15 per share on our common stock, payable on June 8, 2017, to holders of record at the close of business on May 22, 2017.
Partnership Distribution
On May 4, 2017, the board of directors of the General Partner declared a cash distribution to the Partnership’s common unitholders of approximately $23,758, or $0.38 per common unit. The cash distribution will be paid on May 30, 2017 to unitholders of record at the close of business on May 22, 2017. The total cash distribution payable to non-affiliated common unitholders will be approximately $4,378.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this document, the words “Alon,” “we,” “our” and “us” or like terms refer to Alon USA Energy, Inc. and its consolidated subsidiaries or to Alon USA Energy, Inc. or an individual subsidiary. Generally, the words “we,” “our” and “us” include Alon USA Partners, LP and its consolidated subsidiaries (the “Partnership”) as consolidated subsidiaries of Alon USA Energy, Inc. unless when used in disclosures of transactions or obligations between the Partnership and Alon USA Energy, Inc., or its other subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	the possibility that the previously announced merger between Delek US Holdings, Inc. and Alon USA Energy, Inc. (“Merger”) may not be consummated in a timely manner, or at all;

•	the diversion of management in connection with the Merger and our ability to realize the anticipated benefits of the Merger;

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate (“WTI”) Cushing crude oil and West Texas Sour (“WTS”) crude oil or WTI Midland crude oil;

•	changes in the spread between WTI Cushing crude oil and Light Louisiana Sweet (“LLS”) crude oil;

•	changes in the spread between Brent crude oil and WTI Cushing crude oil;

•	changes in the spread between Brent crude oil and LLS crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

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

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	the effects and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of renewable identification numbers (“RINs”);

•
the effects of the federal blender’s tax credit on our California renewable fuels facility, including what action, if any, Congress may take with respect to reinstating the blender’s tax credit or when such action might be effective;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	the effects of seasonality on demand for our products;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors.”
Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required by securities laws to do so.
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
We sell motor fuels under the Alon brand through various terminals to supply 636 locations, including our retail segment convenience stores. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress.
We market transportation fuel production from our Krotz Springs refinery substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
We are the majority owner of a renewable fuels facility in California that began commercial production in February 2016 and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels facility generates both state and federal environmental credits as well as the federal blender’s tax credit, when effective. The throughput and production data for our California renewable fuels facility are generally not included in our combined refinery data, unless otherwise specified.
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
For additional information on each of our operating segments, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
First Quarter Operational and Financial Highlights
Our operational and financial highlights for the first quarter of 2017 include the following:

•	Operating income for the first quarter of 2017 was $28.2 million, compared to operating loss of $(39.4) million for the first quarter of 2016.

•
Combined refinery average throughput for the first quarter of 2017 was 155,081 bpd, compared to a combined refinery average throughput of 138,998 bpd for the first quarter of 2016. The Big Spring refinery average throughput for the first quarter of 2017 was 77,754 bpd, compared to 67,536 bpd for the first quarter of 2016. The Krotz Springs refinery average throughput for the first quarter of 2017 was 77,327 bpd, compared to 71,462 bpd for the first quarter of 2016. During the first quarter of 2017, both of the Big Spring and Krotz Springs refineries reported the highest total quarterly average throughput since their respective acquisitions. The reduced throughput at our Big Spring refinery during the first quarter of 2016 was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit. The reduced throughput at the Krotz Springs refinery during the first quarter of 2016 was the result of our election to reduce the crude rate in order to optimize the refinery yield.

•
Refinery operating margin at the Big Spring refinery was $10.32 per barrel for the first quarter of 2017 compared to $7.77 per barrel for the same period in 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread and a widening of the WTI Cushing to WTS spread, partially offset by the increased premium in WTI Midland compared to WTI Cushing, increased RINs costs and a reduced benefit from the contango market environment which increased the cost of crude.

•
Refinery operating margin at the Krotz Springs refinery was $5.31 per barrel for the first quarter of 2017 compared to $1.59 per barrel for the same period in 2016. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and reduced RINs costs, partially offset by the increased premium in WTI Midland compared to WTI Cushing and a reduced benefit from the contango market environment which increased the cost of crude.

•
In February 2017, the Environmental Protection Agency (“EPA”) approved a small refinery exemption for the Krotz Springs refinery from the requirements of the renewable fuel standard for the 2016 calendar year, resulting in a reduction to RINs expense of $27.7 million in the first quarter of 2017.

•
The average Gulf Coast 3/2/1 crack spread was $13.75 per barrel for the first quarter of 2017 compared to $11.24 per barrel for the first quarter of 2016. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the first quarter of 2017 was $9.74 per barrel compared to $6.74 per barrel for the first quarter of 2016.

•
The average WTI Cushing to WTI Midland spread for the first quarter of 2017 was $(0.64) per barrel compared to $(0.13) per barrel for the same period in 2016. The average WTI Cushing to WTS spread for the first quarter of 2017 was $1.27 per barrel compared to $(0.10) per barrel for the same period in 2016. The average LLS to WTI Cushing spread for the first quarter of 2017 was $1.58 per barrel compared to $1.60 per barrel for the same period in 2016. The average Brent to WTI Cushing spread for the first quarter of 2017 was $1.66 per barrel compared to $0.49 per barrel for the same period in 2016. The average Brent to LLS spread for the first quarter of 2017 was $(0.13) per barrel compared to $(0.89) per barrel for the same period in 2016.

•
The average RINs cost effect on the Big Spring refinery operating margin was $0.59 per barrel for the first quarter of 2017, compared to $0.13 per barrel for the same period in 2016. The average RINs cost effect on the Krotz Springs refinery operating margin, excluding the impact of the 2016 exemption, was $1.49 per barrel for the first quarter of 2017, compared to $1.60 per barrel for the same period in 2016.

•
The contango environment in the first quarter of 2017 created an average cost of crude benefit of $1.00 per barrel compared to an average cost of crude benefit of $1.83 per barrel for the same period in 2016.

•
Our California renewable fuels facility generated operating income (loss) of $(2.4) million for the first quarter of 2017, compared to $7.2 million for the first quarter of 2016. The decrease was primarily due to the expiration of the blender’s tax credit on December 31, 2016.

•	Asphalt margins in the first quarter of 2017 were $78.45 per ton compared to $84.16 per ton in the first quarter of 2016.

•
Retail fuel margins decreased to 19.5 cents per gallon in the first quarter of 2017 from 19.9 cents per gallon in the first quarter of 2016. Retail fuel sales volume increased to 53.1 million gallons in the first quarter of 2017 from 50.0 million gallons in the first quarter of 2016.

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

Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2017 and 2016 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the three months ended March 31, 2016, throughput at the Big Spring refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit.
The reduced throughput at the Krotz Springs refinery during the three months ended March 31, 2016 was the result of our election to reduce the crude rate in order to optimize the refinery yield.
Renewable Fuels Standard Exemption
In February 2017, the EPA approved a small refinery exemption for the Krotz Springs refinery from the requirements of the renewable fuel standard for the 2016 calendar year. As a result, we recorded a reduction to RINs expense of $27.7 million in the first quarter of 2017.

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
Refining and marketing net sales consist of gross sales, net of customer rebates, discounts and excise taxes and include intersegment sales to our asphalt and retail segments, which are eliminated through consolidation of our financial statements. Also included in net sales are environmental credits in the form of RINs, low-carbon fuel standards credits and blender’s tax credits, when effective, generated at our California renewable fuels facility. Asphalt net sales consist of gross sales, net of any discounts and applicable taxes. Our petroleum and asphalt product sales are mainly affected by crude oil and refined product prices and volume changes caused by operations. Retail net sales consist of gross merchandise sales, less rebates, commissions and discounts, and gross fuel sales, including excise taxes. Our retail merchandise sales are affected primarily by competition and seasonal influences.
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

ALON USA ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon and our three operating segments for the three months ended March 31, 2017 and 2016. The summary financial data for our three operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate headquarters. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2016 is unaudited.

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,150,593	$849,973
Operating costs and expenses:
Cost of sales	972,874	735,144
Direct operating expenses	64,242	68,617
Selling, general and administrative expenses (2)	49,225	48,701
Depreciation and amortization (3)	36,547	34,862
Total operating costs and expenses	1,122,888	887,324
Gain (loss) on disposition of assets	476	(2,088)
Operating income (loss)	28,181	(39,439)
Interest expense	(15,117)	(18,307)
Equity earnings (losses) of investees	(133)	378
Other income (loss), net	(89)	72
Income (loss) before income tax expense (benefit)	12,842	(57,296)
Income tax expense (benefit)	2,568	(21,236)
Net income (loss)	10,274	(36,060)
Net income (loss) attributable to non-controlling interest	2,947	(523)
Net income (loss) available to stockholders	$7,327	$(35,537)
Earnings (loss) per share, basic	$0.10	$(0.51)
Weighted average shares outstanding, basic (in thousands)	71,490	70,143
Earnings (loss) per share, diluted	$0.10	$(0.51)
Weighted average shares outstanding, diluted (in thousands)	71,577	70,143
Cash dividends per share	$0.15	$0.15
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$82,483	$(29,351)
Investing activities	(13,239)	(47,017)
Financing activities	(19,417)	35,624
OTHER DATA:
Adjusted EBITDA (4)	$64,030	$(2,039)
Capital expenditures (5)	13,067	23,446
Capital expenditures for turnarounds and catalysts	1,349	16,610

	March 31, 2017	December 31, 2016
	(dollars in thousands)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$186,129	$136,302
Working capital (6)	2,976	25,789
Total assets (6)	2,112,204	2,095,301
Total debt	516,319	527,966
Total debt less cash and cash equivalents	330,190	391,664
Total equity	581,345	582,413

(1)	Includes excise taxes on sales by the retail segment of $20,725 and $19,525 for the three months ended March 31, 2017 and 2016, respectively.

(2)
Includes corporate headquarters selling, general and administrative expenses of $193 and $191 for the three months ended March 31, 2017 and 2016, respectively, which are not allocated to our three operating segments.

(3)	Includes corporate depreciation and amortization of $684 and $419 for the three months ended March 31, 2017 and 2016, respectively, which are not allocated to our three operating segments.

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

The following table reconciles net income (loss) available to stockholders to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net income (loss) available to stockholders	$7,327	$(35,537)
Net income (loss) attributable to non-controlling interest	2,947	(523)
Income tax expense (benefit)	2,568	(21,236)
Interest expense	15,117	18,307
Depreciation and amortization	36,547	34,862
(Gain) loss on disposition of assets	(476)	2,088
Adjusted EBITDA	$64,030	$(2,039)
Adjusted EBITDA does not exclude unrealized losses on commodity swaps of $0 and $3,333 for the three months ended March 31, 2017 and 2016, respectively, which are included in net income (loss) available to stockholders. Additionally, Adjusted EBITDA does not exclude gains of $1,713 and $0 for the three months ended March 31, 2017 and 2016, respectively, resulting from a price adjustment related to asphalt inventory.

(5)	Includes corporate capital expenditures of $86 and $1,436 for the three months ended March 31, 2017 and 2016, respectively, which are not allocated to our three operating segments.

(6)
During the three months ended March 31, 2017, we adopted the FASB’s recently issued accounting guidance simplifying the presentation of deferred income taxes. As a result of adopting this guidance, our current deferred income tax asset that had previously been included as a current asset in our consolidated balance sheets has been reclassified as a reduction of our non-current deferred income tax liability. These changes have been applied retrospectively to all periods presented.

REFINING AND MARKETING SEGMENT
	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$1,006,629	$696,613
Operating costs and expenses:
Cost of sales	871,482	626,036
Direct operating expenses	57,654	62,793
Selling, general and administrative expenses	21,617	18,275
Depreciation and amortization	31,353	29,784
Total operating costs and expenses	982,106	736,888
Gain (loss) on disposition of assets	2	(2,088)
Operating income (loss)	$24,525	$(42,363)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin – Big Spring (2)	$10.32	$7.77
Refinery operating margin – Krotz Springs (2)	5.31	1.59
California renewable fuels operating margin (3)	14.96	153.64
Refinery direct operating expense – Big Spring (4)	3.54	4.07
Refinery direct operating expense – Krotz Springs (4)	3.21	3.83
California renewable fuels direct operating expense (4)	14.56	56.41
Capital expenditures	$6,554	$18,559
Capital expenditures for turnarounds and catalysts	1,349	16,610
PRICING STATISTICS:
Crack spreads (3/2/1) (per barrel):
Gulf Coast	$13.75	$11.24
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$9.74	$6.74
WTI Cushing crude oil (per barrel)	$51.78	$33.30
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$(0.64)	$(0.13)
WTI Cushing less WTS	1.27	(0.10)
LLS less WTI Cushing	1.58	1.60
Brent less WTI Cushing	1.66	0.49
Brent less LLS	(0.13)	(0.89)
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.56	$1.07
Gulf Coast ultra-low sulfur diesel	1.57	1.03
Gulf Coast high sulfur diesel	1.45	0.91
Natural gas (per MMBtu)	3.07	1.98

THROUGHPUT AND PRODUCTION DATA: BIG SPRING REFINERY	For the Three Months Ended
	March 31,
	2017		2016
	bpd	%	bpd	%
Refinery throughput:
WTS crude	30,301	39.0	36,554	54.1
WTI crude	42,877	55.1	27,760	41.1
Blendstocks	4,576	5.9	3,222	4.8
Total refinery throughput (5)	77,754	100.0	67,536	100.0
Refinery production:
Gasoline	38,690	49.9	34,100	50.5
Diesel/jet	28,871	37.2	22,682	33.6
Asphalt	2,893	3.7	3,148	4.6
Petrochemicals	4,530	5.8	3,617	5.3
Other	2,633	3.4	4,027	6.0
Total refinery production (6)	77,617	100.0	67,574	100.0
Refinery utilization (7)		100.2%		93.2%

THROUGHPUT AND PRODUCTION DATA: KROTZ SPRINGS REFINERY	For the Three Months Ended
	March 31,
	2017		2016
	bpd	%	bpd	%
Refinery throughput:
WTI crude	22,633	29.3	13,797	19.3
Gulf Coast sweet crude	49,958	64.6	49,350	69.1
Blendstocks	4,736	6.1	8,315	11.6
Total refinery throughput (5)	77,327	100.0	71,462	100.0
Refinery production:
Gasoline	38,255	48.7	36,274	49.7
Diesel/jet	30,772	39.1	26,989	37.0
Heavy Oils	1,244	1.6	1,534	2.1
Other	8,339	10.6	8,157	11.2
Total refinery production (6)	78,610	100.0	72,954	100.0
Refinery utilization (7)		98.1%		85.3%

THROUGHPUT AND PRODUCTION DATA: CALIFORNIA RENEWABLE FUELS FACILITY	For the Three Months Ended
	March 31,
	2017		2016
	bpd	%	bpd	%
Throughput:
Tallow/vegetable oils	2,361	88.5	2,606	100.0
Other	305	11.5	—	—
Total throughput (5)	2,666	100.0	2,606	100.0
Production:
Renewable gasoline	300	11.5	—	—
Renewable diesel	2,107	80.6	1,994	81.0
Renewable jet	150	5.7	260	10.6
Naphtha	57	2.2	208	8.4
Total production (6)	2,614	100.0	2,462	100.0

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

The refinery operating margin for the three months ended March 31, 2017 excludes a benefit of $27,746 related to the EPA approval of a small refinery exemption for the Krotz Springs refinery from the requirements of the renewable fuel standard for the 2016 calendar year. The refinery operating margin for the three months ended March 31, 2016 excludes realized and unrealized gains on commodity swaps of $366.

(3)
The California renewable fuels facility operating margin is a per barrel measurement calculated by dividing the facility’s margin between net sales and cost of sales by the facility’s throughput volumes. Included in net sales are environmental credits in the form of RINs, low-carbon fuel standards credits and blender’s tax credits, when effective, generated by the facility.

During the three months ended March 31, 2017, we received no benefit from the federal blender’s tax credit as this legislation expired on December 31, 2016. However, if the blender’s tax credit is reinstated and becomes effective retroactive to the beginning of 2017, we will record additional pre-tax income of $8,778, or $37.00 per barrel of throughput, related to product sales during the first quarter of 2017 at the California renewable fuels facility.

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

(6)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude units and other conversion units at the refineries. Total production for the California renewable fuels facility represents the total barrels per day produced from processing tallow and vegetable oils through the facility’s units for the period following March 1, 2016.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

ASPHALT SEGMENT
	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except per ton data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$44,821	$53,499
Operating costs and expenses:
Cost of sales (1) (2)	36,283	43,865
Direct operating expenses	6,588	5,824
Selling, general and administrative expenses	2,212	3,198
Depreciation and amortization	1,219	1,260
Total operating costs and expenses	46,302	54,147
Operating loss (5)	$(1,481)	$(648)
KEY OPERATING STATISTICS:
Blended asphalt sales volume (tons in thousands) (3)	65	85
Non-blended asphalt sales volume (tons in thousands) (4)	22	29
Blended asphalt sales price per ton (3)	$427.98	$413.78
Non-blended asphalt sales price per ton (4)	163.86	145.17
Asphalt margin per ton (5)	78.45	84.16
Capital expenditures	$1,482	$740

(1)
Net sales and cost of sales include asphalt purchases sold as part of a supply and offtake arrangement of $13,397 and $14,118 for the three months ended March 31, 2017 and 2016, respectively. The volumes associated with these sales are excluded from the Key Operating Statistics.

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

Asphalt margin excludes gains of $1,713 and $0 for the three months ended March 31, 2017 and 2016, respectively, resulting from a price adjustment related to asphalt inventory. These gains are included in operating loss above.

RETAIL SEGMENT
	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except per gallon data)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$190,143	$162,971
Operating costs and expenses:
Cost of sales (2)	156,109	128,353
Selling, general and administrative expenses	25,203	27,037
Depreciation and amortization	3,291	3,399
Total operating costs and expenses	184,603	158,789
Gain on disposition of assets	474	—
Operating income	$6,014	$4,182
KEY OPERATING STATISTICS:
Number of stores (end of period) (3)	304	309
Retail fuel sales (thousands of gallons)	53,101	50,005
Retail fuel sales (thousands of gallons per site per month) (3)	60	56
Retail fuel margin (cents per gallon) (4)	19.5	19.9
Retail fuel sales price (dollars per gallon) (5)	$2.14	$1.70
Merchandise sales	$76,332	$77,825
Merchandise sales (per site per month) (3)	$84	$84
Merchandise margin (6)	30.9%	31.5%
Capital expenditures	$4,945	$2,711

(1)	Includes excise taxes on sales of $20,725 and $19,525 for the three months ended March 31, 2017 and 2016, respectively.

(2)
Cost of sales includes intersegment purchases of motor fuels from our refining and marketing segment at prices which approximate wholesale market prices. These intersegment purchases are eliminated through consolidation of our financial statements.

(3)	At March 31, 2017, we had 304 retail convenience stores of which 294 sold fuel. At March 31, 2016, we had 309 retail convenience stores of which 298 sold fuel.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Sales
Consolidated. Net sales for the three months ended March 31, 2017 were $1,150.6 million, compared to $850.0 million for the three months ended March 31, 2016, an increase of $300.6 million, or 35.4%. This increase was primarily due to higher refined product prices and higher refinery throughput.
Refining and Marketing Segment. Net sales for our refining and marketing segment were $1,006.6 million for the three months ended March 31, 2017, compared to $696.6 million for the three months ended March 31, 2016, an increase of $310.0 million, or 44.5%. This increase was primarily due to higher refined product prices and higher refinery throughput.
The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2017 increased $0.49, or 45.8%, to $1.56, compared to $1.07 for the three months ended March 31, 2016. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2017 increased $0.54, or 52.4%, to $1.57, compared to $1.03 for the three months ended March 31, 2016. The average per gallon price of Gulf Coast high sulfur diesel for the three months ended March 31, 2017 increased $0.54, or 59.3%, to $1.45, compared to $0.91 for the three months ended March 31, 2016.
Combined refinery average throughput for the three months ended March 31, 2017 was 155,081 bpd compared to a combined refinery average throughput of 138,998 bpd for the three months ended March 31, 2016, an increase of 11.6%. The reduced throughput at our Big Spring refinery during the three months ended March 31, 2016 was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit. The reduced throughput at the Krotz Springs refinery during the three months ended March 31, 2016 was the result of our election to reduce the crude rate in order to optimize the refinery yield.
Asphalt Segment. Net sales for our asphalt segment were $44.8 million for the three months ended March 31, 2017, compared to $53.5 million for the three months ended March 31, 2016, a decrease of $8.7 million, or 16.3%. This decrease was primarily due to lower asphalt sales volumes. The asphalt sales volumes decreased to 87 thousand tons for the three months ended March 31, 2017 from 114 thousand tons for the three months ended March 31, 2016.
Retail Segment. Net sales for our retail segment were $190.1 million for the three months ended March 31, 2017, compared to $163.0 million for the three months ended March 31, 2016, an increase of $27.1 million, or 16.6%. This increase was primarily due to higher retail fuel sales prices and increased retail fuel sales volumes. The average retail fuel sales price increased 25.9% to $2.14 per gallon for the three months ended March 31, 2017 from $1.70 per gallon for the three months ended March 31, 2016. Retail fuel sales volume increased 6.2% to 53.1 million gallons for the three months ended March 31, 2017 from 50.0 million gallons for the three months ended March 31, 2016.
Cost of Sales
Consolidated. Cost of sales for the three months ended March 31, 2017 were $972.9 million, compared to $735.1 million for the three months ended March 31, 2016, an increase of $237.8 million, or 32.3%. This increase was primarily due to higher crude oil prices, higher refinery throughput and higher retail fuel costs, partially offset by lower asphalt sales volumes.
Refining and Marketing Segment. Cost of sales for our refining and marketing segment were $871.5 million for the three months ended March 31, 2017, compared to $626.0 million for the three months ended March 31, 2016, an increase of $245.5 million, or 39.2%. This increase was primarily due to higher crude oil prices and higher refinery throughput. The average price of WTI Cushing increased 55.5% to $51.78 per barrel for the three months ended March 31, 2017 from $33.30 per barrel for the three months ended March 31, 2016.
Asphalt Segment. Cost of sales for our asphalt segment were $36.3 million for the three months ended March 31, 2017, compared to $43.9 million for the three months ended March 31, 2016, a decrease of $7.6 million, or 17.3%. This decrease was primarily due to lower asphalt sales volumes and increased gains related to asphalt inventory price adjustments.
Retail Segment. Cost of sales for our retail segment were $156.1 million for the three months ended March 31, 2017, compared to $128.4 million for the three months ended March 31, 2016, an increase of $27.7 million, or 21.6%. This increase was primarily due to higher retail fuel costs and increased retail fuel sales volumes.
Direct Operating Expenses
Consolidated. Direct operating expenses were $64.2 million for the three months ended March 31, 2017, compared to $68.6 million for the three months ended March 31, 2016, a decrease of $4.4 million, or 6.4%.

Refining and Marketing Segment. Direct operating expenses for our refining and marketing segment for the three months ended March 31, 2017 were $57.7 million, compared to $62.8 million for the three months ended March 31, 2016, a decrease of $5.1 million, or 8.1%. This decrease was primarily due to decreased maintenance costs at our refineries, partially offset by higher natural gas costs.
Asphalt Segment. Direct operating expenses for our asphalt segment for the three months ended March 31, 2017 were $6.6 million, compared to $5.8 million for the three months ended March 31, 2016, an increase of $0.8 million, or 13.8%. This increase was primarily due to higher natural gas costs and increased maintenance costs.
Selling, General and Administrative Expenses
Consolidated. SG&A expenses for the three months ended March 31, 2017 were $49.2 million, compared to $48.7 million for the three months ended March 31, 2016, an increase of $0.5 million, or 1.0%.
Refining and Marketing Segment. SG&A expenses for our refining and marketing segment for the three months ended March 31, 2017 were $21.6 million, compared to $18.3 million for the three months ended March 31, 2016, an increase of $3.3 million, or 18.0%. This increase was primarily due to higher costs associated with operating leases for the three months ended March 31, 2017.
Asphalt Segment. SG&A expenses for our asphalt segment for the three months ended March 31, 2017 were $2.2 million, compared to $3.2 million for the three months ended March 31, 2016, a decrease of $1.0 million, or 31.3%. This decrease was primarily due to reduced professional fees.
Retail Segment. SG&A expenses for our retail segment for the three months ended March 31, 2017 were $25.2 million, compared to $27.0 million for the three months ended March 31, 2016, a decrease of $1.8 million, or 6.7%. This decrease was primarily due to lower corporate expense allocated to the retail segment.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2017 was $36.5 million, compared to $34.9 million for the three months ended March 31, 2016, an increase of $1.6 million, or 4.6%.
Operating Income (Loss)
Consolidated. Operating income for the three months ended March 31, 2017 was $28.2 million, compared to operating loss of $(39.4) million for the three months ended March 31, 2016, an increase of $67.6 million. This increase was primarily due to higher refinery operating margins, increased refinery throughput and the benefit related to the Krotz Springs refinery’s exemption from the requirements of the renewable fuel standard for the 2016 calendar year.
Refining and Marketing Segment. Operating income for our refining and marketing segment was $24.5 million for the three months ended March 31, 2017, compared to operating loss of $(42.4) million for the three months ended March 31, 2016, an increase of $66.9 million. This increase was primarily due to higher refinery operating margins, increased refinery throughput and the benefit related to the Krotz Springs refinery’s exemption from the requirements of the renewable fuel standard for the 2016 calendar year, partially offset by the operations of our California renewable fuels facility. Our RINs costs for 2017 were reduced by $27.7 million in the first quarter of 2017 as a result of the Krotz Springs refinery’s exemption.
Refinery operating margin at the Big Spring refinery was $10.32 per barrel for the three months ended March 31, 2017, compared to $7.77 per barrel for the three months ended March 31, 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread and a widening of the WTI Cushing to WTS spread, partially offset by the increased premium in WTI Midland compared to WTI Cushing, increased RINs costs and a reduced benefit from the contango market environment which increased the cost of crude. The average Gulf Coast 3/2/1 crack spread increased to $13.75 per barrel for the three months ended March 31, 2017, compared to $11.24 per barrel for the three months ended March 31, 2016. The average WTI Cushing to WTI Midland spread was $(0.64) per barrel for the three months ended March 31, 2017, compared to $(0.13) per barrel for the three months ended March 31, 2016. The average WTI Cushing to WTS spread widened to $1.27 per barrel for the three months ended March 31, 2017, compared to $(0.10) per barrel for the three months ended March 31, 2016. The average Brent to WTI Cushing spread widened to $1.66 per barrel for the three months ended March 31, 2017, compared to $0.49 per barrel for the three months ended March 31, 2016. The contango environment for the three months ended March 31, 2017 created an average cost of crude benefit of $1.00 per barrel, compared to an average cost of crude benefit of $1.83 per barrel for the three months ended March 31, 2016. The average RINs cost effect on the Big Spring refinery operating margin was $0.59 per barrel for the three months ended March 31, 2017, compared to $0.13 per barrel for the three months ended March 31, 2016.
Refinery operating margin at the Krotz Springs refinery was $5.31 per barrel for the three months ended March 31, 2017, compared to $1.59 per barrel for the three months ended March 31, 2016. This increase in operating margin was primarily due to a higher Gulf Coast 2/1/1 high sulfur diesel crack spread and reduced RINs costs, partially offset by the increased premium in WTI Midland compared to WTI Cushing and a reduced benefit from the contango market environment which increased the cost of crude. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2017 increased to $9.74 per barrel, compared to $6.74 per barrel for the three months ended March 31, 2016. The average LLS to WTI Cushing spread narrowed slightly to $1.58 per barrel for the three months ended March 31, 2017, compared to $1.60 per barrel for the three months ended March 31, 2016. The average Brent to LLS spread was $(0.13) per barrel for the three months ended March 31, 2017, compared to $(0.89) per barrel for the three months ended March 31, 2016. The average RINs cost effect on refinery operating margin, excluding the impact of the 2016 exemption, was $1.49 per barrel for the three months ended March 31, 2017, compared to $1.60 per barrel for the three months ended March 31, 2016.
Asphalt Segment. Operating loss for our asphalt segment was $1.5 million for the three months ended March 31, 2017, compared to $0.6 million for the three months ended March 31, 2016, an increase of $0.9 million. This increased loss was primarily due to lower asphalt margins, partially offset by increased gains related to asphalt inventory price adjustments and lower SG&A expenses. Operating loss was impacted by gains of $1.7 million and $0.0 million for the three months ended March 31, 2017 and 2016, respectively, resulting from a price adjustment related to asphalt inventory. Asphalt margins for the three months ended March 31, 2017 were $78.45 per ton compared to $84.16 per ton for the three months ended March 31, 2016.
Retail Segment. Operating income for our retail segment was $6.0 million for the three months ended March 31, 2017, compared to $4.2 million for the three months ended March 31, 2016, an increase of $1.8 million, or 42.9%. This increase was primarily due to increased retail fuel sales volumes and reduced SG&A expenses, partially offset by lower merchandise sales and lower merchandise margins. Merchandise margins were 30.9% for the three months ended March 31, 2017, compared to 31.5% for the three months ended March 31, 2016.
Interest Expense
Interest expense was $15.1 million for the three months ended March 31, 2017, compared to $18.3 million for the three months ended March 31, 2016, a decrease of $3.2 million, or 17.5%. This decrease was primarily due to the effect of the contango in crude oil prices on our supply and offtake agreements.
Income Tax Expense (Benefit)
Income tax expense was $2.6 million for the three months ended March 31, 2017, compared to income tax benefit of $(21.2) million for the three months ended March 31, 2016, an increase of $23.8 million. Income tax expense increased as a result of having pre-tax income for the three months ended March 31, 2017 compared to having a pre-tax loss for the three months ended March 31, 2016. Our effective tax rate was 20.0% for the three months ended March 31, 2017, compared to an effective tax rate of 37.1% for the three months ended March 31, 2016. The lower effective tax rate for the three months ended March 31, 2017 was the result of having the benefit received from domestic production activity deduction associated with taxable income as well as the impact of the non-controlling interest’s share of Partnership taxable income.
Net Income (Loss) Attributable to Non-controlling Interest
Net income attributable to non-controlling interest primarily consists of the proportional share of the Partnership’s income attributable to the limited partner interests held by the public as well as the proportional share of income from our California renewable fuels facility attributable to the non-affiliate owners. Net income attributable to non-controlling interest was $2.9 million for the three months ended March 31, 2017, compared to net loss attributable to non-controlling interest of $(0.5) million for the three months ended March 31, 2016, an increase of $3.4 million.
Net Income (Loss) Available to Stockholders
Net income available to stockholders was $7.3 million for the three months ended March 31, 2017, compared to net loss available to stockholders of $(35.5) million for the three months ended March 31, 2016, an increase of $42.8 million. This increase was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$82,483	$(29,351)
Investing activities	(13,239)	(47,017)
Financing activities	(19,417)	35,624
Net increase (decrease) in cash and cash equivalents	$49,827	$(40,744)
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $82.5 million during the three months ended March 31, 2017, compared to net cash used in operating activities of $29.4 million during the three months ended March 31, 2016. The increase in cash flows provided by operations of $111.9 million was primarily attributable to increased net income (loss) after adjusting for non-cash items of $59.0 million, increased cash provided by other non-current liabilities of $11.7 million, increased cash collected on receivables of $65.6 million, reduced cash used for accounts payable and accrued liabilities of $0.7 million and reduced cash used for other assets of $0.6 million. These changes were partially offset by increased cash used for inventories of $15.1 million and reduced cash used for prepaid expenses and other current assets of $10.7 million during the three months ended March 31, 2017.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $13.2 million during the three months ended March 31, 2017, compared to $47.0 million during the three months ended March 31, 2016. The decrease in cash flows used in investing activities of $33.8 million was primarily attributable to lower cash used for capital expenditures and capital expenditures for turnarounds and catalysts of $25.6 million as well as cash used to acquire a controlling interest in our California renewable fuels facility of $7.9 million during the three months ended March 31, 2016.
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities was $19.4 million during the three months ended March 31, 2017, compared to net cash provided by financing activities of $35.6 million during the three months ended March 31, 2016. The change in financing cash flows of $55.0 million was primarily attributable to higher repayments of $10.0 million on our long-term debt agreements, increased payments to shareholders and non-controlling interests of $0.5 million and reduced cash received on our RINs financing transactions of $44.2 million during the three months ended March 31, 2017.
Indebtedness
Alon USA Energy, Inc. Letter of Credit Facility. We have a credit facility for the issuance of standby letters of credit in an amount not to exceed $60.0 million. At March 31, 2017 and December 31, 2016, we had letters of credit outstanding under this facility of $56.2 million and $57.7 million, respectively.
Alon USA, LP Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings under this facility. At March 31, 2017 and December 31, 2016, we had letters of credit outstanding of $68.2 million and $100.6 million, respectively.

Convertible Senior Notes. The conversion rate for our 3.00% unsecured convertible senior notes (“Convertible Notes”) is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2017, the adjusted conversion rate was 73.702 shares of our common stock per each $1 (in thousands) principal amount of Convertible Notes, equivalent to a per share conversion price of approximately $13.57, to reflect cash dividend adjustments. The options had an adjusted strike price of $13.57 per share and the warrants had an adjusted strike price of $18.43 per share. Upon a potential change of control, we may have to settle the value of the warrants. Any future quarterly cash dividend payments in excess of $0.06 per share will cause further adjustment based on the formula contained in the indenture governing the Convertible Notes. As of March 31, 2017, there have been no conversions of the Convertible Notes.
Capital Spending
Each year our board of directors approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from our board of directors. Our total capital expenditure projection for 2017 is $115.0 million, which includes expenditures for catalysts and turnarounds of $18.0 million, growth and profit improvement projects of $36.0 million, special regulatory projects of $23.0 million and sustaining and other regulatory projects of $38.0 million. Approximately $14.4 million has been spent during the three months ended March 31, 2017.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2016.
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
We maintain inventories of crude oil, refined products, asphalt and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2017, the market value of refined products, asphalt and blendstock inventories exceeded LIFO costs by $6.4 million. At March 31, 2017, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged items, by $13.1 million.
As of March 31, 2017, we held 0.6 million barrels of refined products, asphalt and blendstock and 1.1 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products, asphalt and blendstock inventories would have been $1.00 per barrel lower, the market value of product inventories would have exceeded LIFO costs by $5.8 million. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have exceeded LIFO costs, net of the fair value hedged item, by $12.0 million.
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

The following table provides information about our commodity derivative contracts as of March 31, 2017:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	157,895	$50.36	$—	$7,952	$8,098	$146
Forwards-short (Crude)	(539,778)	—	58.05	(31,332)	(32,066)	(734)
Forwards-long (Gasoline)	61,275	62.81	—	3,849	4,104	255
Forwards-short (Gasoline)	(336,962)	—	64.97	(21,894)	(23,008)	(1,114)
Forwards-long (Distillate)	239,265	59.26	—	14,178	15,019	841
Forwards-short (Distillate)	(375,437)	—	65.52	(24,597)	(25,762)	(1,165)
Forwards-short (Jet)	(62,321)	—	63.29	(3,944)	(4,029)	(85)
Forwards-long (Slurry)	49,181	36.05	—	1,773	1,804	31
Forwards-long (Catfeed)	135,003	61.80	—	8,343	8,763	420
Forwards-short (Catfeed)	(171,157)	—	61.80	(10,577)	(11,109)	(532)
Forwards-long (Slop)	16,630	39.67	—	660	683	23
Forwards-short (Slop)	(26,380)	—	41.31	(1,090)	(1,127)	(37)
Forwards-short (Propane)	(10,000)	—	24.68	(247)	(252)	(5)
Forwards-long (Butane)	8,376	32.37	—	271	264	(7)
Forwards-short (Asphalt)	(208,091)	—	45.29	(9,424)	(9,729)	(305)
Futures-long (Crude)	627,000	50.33	—	31,557	31,726	169
Futures-long (Gasoline)	340,000	69.03	—	23,470	24,319	849
Futures-short (Gasoline)	(91,000)	—	68.98	(6,277)	(6,509)	(232)
Futures-long (Distillate)	460,000	64.46	—	29,652	30,421	769
Futures-short (Distillate)	(118,000)	—	65.37	(7,714)	(7,804)	(90)
Interest Rate Risk
As of March 31, 2017, $382.7 million, excluding discounts and issuance costs, of our outstanding debt was subject to floating interest rates, of which $239.4 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
As of March 31, 2017, we had interest rate swap contracts, maturing March 2019, that effectively fixed the variable interest component on approximately $72.8 million of the outstanding principal of the term loans within the retail credit agreement.
An increase of 1% in the variable rate on our indebtedness, after considering the instrument subject to a minimum interest rate and the interest rate swap contracts, would result in an increase to our interest expense of approximately $2.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
2.1
Second Amendment to Agreement and Plan of Merger, dated as of April 21, 2017, by and among Alon USA Energy, Inc., Delek US Holdings, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc., and Delek Holdco, Inc.

31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Energy, Inc.
Date:	May 8, 2017	By:	/s/ Alan Moret
Alan Moret
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)